Form 10-Q
period 1995-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1995-11-13
CIK 278165

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Three Months Ended September 30, 1995

                 Commission File Number: 0-9047


               GLOBAL GAMING AND TECHNOLOGY, INC.

     (Exact Name of Registrant as specified in its charter)



       Delaware                                    02-0314487
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                   Number)

       2575 South Highland Drive, Las Vegas, Nevada 89109
            (Address of principal executive offices)

Registrant's Telephone Number, including Area Code:   702/794-0336

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         X   YES        NO

As of September 30, 1995, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended September 30, 1995








                        TABLE OF CONTENTS




                PART I  - Financial Information

                     Item I  - Financial Statements

                     Item II - Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations


                PART II - Other Information

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 1995
                (See Accountant's Review Report)

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 1995
                (See Accountant's Review Report)




                        TABLE OF CONTENTS


                                                          Page

   Accountant's Review Report                               1

   Balance Sheet                                            2

   Statement of Operations and Deficit                      3

   Statement of Cash Flows                                  4

   Summary of Significant Accounting Policies             5 - 6

   Notes to Financial Statements                          7 - 9

To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of September 30, 1995 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and subject to the preceding paragraph, we are not aware of any material modifications that should be made to the accompanying comparative financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended June 30, 1995 were audited by us and we expressed an unqualified opinion on them in our report dated September 11, 1995, but we have not performed any auditing procedures since that date.


Las Vegas, Nevada
November 3, 1995

                Global Gaming and Technology, Inc.
                         Balance Sheet
              September 30, 1995 and June 30, 1995
                (See Accountant's Review Report)

                                          September 30         June 30
                                          1995                 1995
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    39,338          $    24,081
    Note Receivable-Current (Note 1)          108,037              106,345
                                          -----------          -----------
                                              147,375              130,426
                                          -----------          -----------
PROPERTY AND EQUIPMENT - At Cost
     Net of Accum Depreciation                  -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 1)                 612,947              642,063
     Deposits                                     300                  300
                                          -----------          -----------
                                              613,247              642,363
                                          -----------          -----------
        Total Assets                      $   760,622          $   772,789
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable & Accrued Exp         1,065,132            1,042,044
     Notes Payable (Note 3)                 1,173,785            1,173,785
                                          -----------          -----------
                                            2,238,917            2,215,829

LONG-TERM LIABILITIES
     Notes Payable - Net of Current
     Maturities (Note 3)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 5)
     Preferred Stock, $.01 par value,
       1,000,000 shares authorized,
       none issued.                             -0-                 -0-
     Common Stock, $.01 par Value,
       27,000,000 Shares Authorized,
       26,578,577 shares issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,137,143)         ( 5,101,888)
                                          -----------          -----------
                                          ( 1,478,295)         ( 1,443,040)
                                          -----------          -----------
       Total Liabilities and
       Stockholders' Deficiency           $   760,622          $   772,789
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                               - 2 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended September 30, 1995 and 1994
                 (See Accountant's Review Report)
                            (Unaudited)

                                          September 30         September 30
                                          1995                 1994
REVENUE AND INCOME
     Royalty & Interest Income            $     3,076          $    10,136
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     14,097                7,342
     Interest                                  23,087               28,866
     Other General & Administrative             1,147                2,179
                                          -----------          -----------
        Costs and Expenses                     38,331               38,387
                                          -----------          -----------

Loss from Operations before
     Extraordinary Item                   (    35,255)         (    28,251)

Extraordinary Item - Gain on
     Extinguishment of Debt                      -0-                48,397
                                          -----------          -----------
Net Income (Loss)                         (    35,255)              20,146
                                          -----------          -----------
Deficit Beginning of Period
     as Previously Reported               ( 5,101,888)         ( 4,954,519)
                                          -----------          -----------
Prior-Period Adjustment
     Income Taxes                                -0-           (     9,736)
                                          -----------          -----------
Deficit Beinning of Period
     as Restated                          ( 5,101,888)         ( 4,964,255)
                                          -----------          -----------
Deficit End of Period                     ( 5,137,143)         ( 4,944,109)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 5)                       ($    .0013)          $    .0008
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 3 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
      For the Three Months Ended September 30, 1995 and 1994
                 (See Accountant's Review Report)
                            (Unaudited)


                                          September 30         September 30
                                          1995                 1995
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                    ($   35,255)          $   20,146
     Non-Cash Items Included in
        Net Income Depreciation                  -0-                  -0-
     Changes in
          Accounts Payable                     23,088          (     4,286)
          Note Receivable                      27,424               83,651
          Loan to Officer                        -0-           (     5,000)
          Prior-Period Adjustment
               Income Taxes                      -0-           (     9,736)
                                          -----------          -----------
                                               15,257               84,755
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of Notes Payable                 -0-            (    30,376)
     Issuance of Common Shares                  -0-                  6,000
                                          -----------          -----------
                                                -0-            (    24,376)
                                          -----------          -----------

Net Increase (Decrease) in Cash            $   15,257           $   60,399
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                              - 4 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1995


                            THE COMPANY

The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has ben engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT

Property and equipment, including significant improvements thereto, are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expenses as incurred. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods.


                           INCOME TAXES

Because of a net operating loss carry forward from prior years, the Company does not have an income tax obligation.


                            LITIGATION

On or about May, 1994, the Company instituted litigation in the United States District Court for the District of New Jersey for patent infringement against Bally's Park Place, Inc., Trump Plaza Associates, Trump Taj Mahal Associates, Trump Castle Associates, The Claridge Hotel and Casino Corporation, Resorts International Hotel, Atlantic Showboat Inc., and Greate Bay Hotel and Casino, Inc. Global was seeking damages to adequately compensate for the past infringement of the patent in suit by each of the defendants together with interest and cost.

As a result of this action, on June 30, 1994 the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company will receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000). (See Note 1 for details)

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1995



                     LITIGATION - (Continued)


In this law suit, Global Gaming and Technology, Inc. contends that the defendants named in the complaint infringed upon a patent owned in connection with the manufacture, use or sale of slot machines driven by stepper motors. This case is in its early stage, and the Company intends to prosecute the matter fully until such time as the case is either tried or settled to the Company's satisfaction.

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against Global Gaming and Technology, Inc. for declaratory judgment of non-infringement, invalidity, unenforceability and laches.

This lawsuit arose as a result of the New Jersey litigation (see above paragraph), and was filed for the purpose of having Global's patent declared invalid. The Company is vigorously contesting the allegations alleged in the complaint and has filed a counter-claim for infringement against IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. Inasmuch as this case is early in the discovery process, its counsel cannot, yet, render a more definite opinion with respect to this case.

At this time, the Company believes that its only financial exposure in this case is (i) the financial impact of having its patent declared invalid (which patent expired at the end of July 1995) and (ii) the payment of any fees and costs that may be awarded by the court, if IGT, Universal and Sigma prevail on their claims, the amount of which exposure is difficult to predict at present.

The Company will be incurring legal costs regarding the prosecution of its infringement claims. Per counsel of the Company, at present it is very difficult to determine these future legal costs.

On September 11, 1995, the Court ordered that discovery in this case will close on May 1, 1996 and set a trial date of September 9, 1996. In connection with this ruling, the Court also denied IGT's, Sigma Game's and Universal Distributing's motion to bifurcate the damages and liability phases of this case.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1995




NOTE 1 - Note Receivable

The total amount due pursuant to this promissory note shall be paid in sixty consecutive installments, pursuant to the following schedule:

     A. $10,166.66 per month shall be paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

     C. $50,000 was received by the Company on July 1, 1994. An additional $112,717 was received during the year ended 6/30/95. $30,500 was received in the quarter ended 9/30/95. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $108,037
         Note Receivable - Long Term                  612,947
                                                     --------
         Total as of September 30, 1995              $720,984
                                                     ========

The amount of this royalty payment is secured by a note from Bally's Gaming and the collectability of this note is not doubtful. Since June 30, 1994, the company has been receiving timely monthly installment payments on this note.

Also included in Note Receivable - Current Portion is a Note for $2,675 due from a local firm for the sale of all inventory.


NOTE 2 - Property and Equipment

Furniture and Equipment                   $60,843
     Less: Accumulated Depreciation      ( 60,843)
                                         --------
                                          $ - 0 -
                                         ========

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          September 30, 1995

NOTE 3 - Note Payable
                             Current          Non-Current
                             Maturities       Maturities       Total
Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%              $  736,389       $    - 0 -       $  736,389

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%                105,490            - 0 -          105,490

William T. O'Donnel, Sr.
Payable upon demand.
Interest payable
quarterly at 8%                 312,463            - 0 -          312,463

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,443            - 0 -          19,443
                             ----------         ---------     ----------
                             $1,173,785            - 0 -      $1,173,785
                             ==========         =========     ==========

Interest is accrued on these notes at 8%. Accrued interest payable at 9/30/95 is $1,056,957.

NOTE 4 - Stockholders' Deficiency
                                                   Paid in
                                                   Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1994         $26,378,577      $263,786    $3,395,062   ($4,954,519)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1995                                                  (   186,030)

Extraordinary
 Item - Gain                                                         48,397

Prior Period
 Adjustment                                                     (     9,736)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995         $26,378,577      $263,786    $3,395,062   ($5,101,888)
                      -----------      --------    ----------   ------------
Net Income (Loss)
 For the quarter
 ended 9/30/95                                                  (    35,255)
                      -----------      --------    ----------   ------------
Balance at
 9/30/95              $26,378,577      $263,786    $3,395,062   ($5,137,143)
                      ===========      ========    ==========   ============

                   Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                and Notes to Financial Statements
                       September 30, 1995

NOTE 5 - Earnings (Loss) Per Share

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of September 30, 1995, the Company had negative working capital of $2,091,542. The Company has no commitments for capital expenditures.

As of September 30, 1995, the Company had negative stockholders' equity of $1,478,295.

During the three months ended September 30, 1995, the Company realized total revenues of $3,076 and expenses of $38,331.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended September 30, 1995. The Company has been dormant during the three months ended September 30, 1995.

The Company does not anticipate any shortage of raw materials or parts.

Patents are the subjects of current litigation.

The Company is not subject to seasonal variation in sales.

Primary North American markets for gaming devices are Las Vegas, Nevada, and Atlantic City, New Jersey. Because of the high cost of obtaining gaming licenses in Nevada and New Jersey, the Company does not sell its machines in these states. Compared to Nevada and New Jersey, other markets are relatively immaterial, but growing. The Company does not have the resources to apply for licenses in Nevada and New Jersey at the present time.

The Company will be incurring legal costs regarding the prosecution of its infringement claims. Per counsel of the Company, at present it is very difficult to determine these future legal costs.

The gaming industry is highly competitive, and the Company is at a severe competitive disadvantage because of its size and lack of resources. The Company has not generated any sales in the last three months and does not anticipate sales in the foreseeable future.

The Company employs approximately 1 person on a part-time basis.

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets. During the three months ended September 30, 1995, the Company was unable to achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

On or about May, 1994, the Company instituted litigation for patent infringement against Bally's Park Place, Inc. and several other New Jersey hotels and casinos. Global was seeking damages to adequately compensate for the past infringement of the patent in suit by each of the defendants together with interest and costs. As a result of this action, the Company entered into a license agreement with Bally Gaming on June 30, 1994 whereby the Company grants a non exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise disopose of lecensed products under claims of this license patent. The Company is receiving a non-refundable net royalty payment in the amount of one million dollars ($1,000,000) in periodic installments.

In this lawsuit, Global Gaming and Technology, Inc. contends that the defendants named in the complaint infringed upon a patent owned in connection with the manufacture, use or sale of slot machines driven by stepper motors.

On or about July 6, 1994, IGT, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint against Global Gaming and Technology, Inc. for declaratory judgment of non-infringement, invalidity, unenforceability and laches.

This Nevada lawsuit arose as a result of the New Jersey litigation (see above paragraph), and was filed for the purpose of having Global's patent declared invalid. The Company is vigorously contesting the allegations alleged in the complaint and have, in fact, filed a counter-claim for infringement against these defendants. It is expected by Global, that the pretrial process will continue through fiscal year 1995, with trial following no earlier than fiscal year 1996. At present the New Jersey lawsuit has been stayed in deference to the Nevada case which is presently proceeding. Per counsel of the Company, presently it is too early in the discovery process to render a more definitive opinion regarding the ultimate outcome of these lawsuits.

ITEM 2 - Changes in Securities

None.


ITEM 3 - Defaults Upon Senior Securities

Non-Applicable


ITEM 4 - Submission of Matters to a Vote to Security Holders

Non-applicable

                    PART II - OTHER INFORMATION

                           (Continued)


ITEM 5 - Related Party Transactions

The Debt amount of $1,048,852 has been restructured by agreement between Michael Wichinsky (a 30% stockholder of the Company) and William T. O'Donnell, Sr. (a 22% stockholder of the Company), whereby the Company owes Michael Wichinsky the amount of $736,389 and owes William T. O'Donnell, Sr. the amount of $312,463 under the same terms and conditions agreed upon for the original advancement of funds. These notes are payable upon demand and interest is payable quarterly at 8% per annum. These funds were used for Working Capital and were in addition to the amounts evidenced by formal notes payable (See Note 3 to financial statements). Additionally, the Company owes $105,490 to Michael Wichinsky (See Note 3 to the Financial statements).

                              SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  11/13/95
       -------------------

                                  GLOBAL GAMING & TECHNOLOGY, INC.

                                  BY:   Mark Sarason
                                       --------------------------
                                        Mark Sarason
                                        President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


DATED:  11/13/95
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director