Form 10-Q
period 1995-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1996-02-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Six Months Ended December 31, 1995

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

As of December 31, 1995, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended December 31, 1995








                        TABLE OF CONTENTS




                PART I  - Financial Information

                     Item I  - Financial Statements

                     Item II - Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations


                PART II - Other Information

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 1995
                (See Accountant's Review Report)

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 1995
                (See Accountant's Review Report)




                        TABLE OF CONTENTS


                                                          Page

   Accountant's Review Report                               1

   Balance Sheet                                            2

   Statement of Operations and Deficit                    3 - 4

   Statement of Cash Flows                                  5

   Summary of Significant Accounting Policies             6 - 7

   Notes to Financial Statements                          8 - 10

To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of December 31, 1995 and the related statements of operations, deficit, and cash flows for the three months and six months ended December 31, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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


Las Vegas, Nevada
February 9, 1995

                Global Gaming and Technology, Inc.
                         Balance Sheet
              December 31, 1995 and June 30, 1995
                (See Accountant's Review Report)

                                          December 31          June 30
                                          1995                 1995
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    14,792          $    24,081
    Note Receivable-Current (Note 1)          110,159              106,345
                                          -----------          -----------
                                              124,951              130,426
                                          -----------          -----------
PROPERTY AND EQUIPMENT - At Cost
     Net of Accum Depreciation                  -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 1)                 582,850              642,063
     Deposits                                     300                  300
                                          -----------          -----------
                                              583,150              642,363
                                          -----------          -----------
        Total Assets                      $   708,101          $   772,789
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable & Accrued Exp         1,073,219            1,042,044
     Notes Payable (Note 3)                 1,173,785            1,173,785
                                          -----------          -----------
                                            2,247,004            2,215,829

LONG-TERM LIABILITIES
     Notes Payable - Net of Current
     Maturities (Note 3)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 4)
     Preferred Stock, $.01 par value,
       1,000,000 shares authorized,
       none issued.                             -0-                 -0-
     Common Stock, $.01 par Value,
       27,000,000 Shares Authorized,
       26,378,577 shares issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,197,751)         ( 5,101,888)
                                          -----------          -----------
                                          ( 1,538,903)         ( 1,443,040)
                                          -----------          -----------
       Total Liabilities and
       Stockholders' Deficiency           $   708,101          $   772,789
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                               - 2 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
         For the Three Months Ended December 31, 1995 and
               the Six Months Ended December 31, 1995
                 (See Accountant's Review Report)
                            (Unaudited)

                                          3 Mnths Ended        6 Mnths Ended
                                          December 31          December 31
                                          1995                 1995
REVENUE AND INCOME
     Royalty & Interest Income            $     2,524          $     5,600
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     38,985               53,082
     Interest                                  23,087               46,174
     Other General & Administrative             1,060                2,207
                                          -----------          -----------
        Costs and Expenses                     63,132              101,463
                                          -----------          -----------

Loss from Operations before
     Extraordinary Item                   (    60,608)         (    95,863)

Extraordinary Item                               -0-                  -0-
                                          -----------          -----------
Net Income (Loss)                         (    60,608)         (    95,863)
                                          -----------          -----------
Deficit Beginning of Period
     as Previously Reported               ( 5,137,143)         ( 5,101,888)

Prior Period Adj                                 -0-                  -0-
                                          -----------          -----------
Deficit Beinning of Period
     as Restated                          ( 5,137,143)         ( 5,101,888)
                                          -----------          -----------
Deficit End of Period                     ( 5,197,751)         ( 5,197,751)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 5)                       ($    .0023)         ($    .0036)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 3 -

                    Global Gaming and Technology, Inc.
                   Statement of Operations and Deficit
             For the Three Months Ended December 31, 1994 and
                   the Six Months Ended December 31, 1994
                      (See Accountant,s Review Report)
                              (Unaudited)

                                          3 Mnths Ended        6 Mnths Ended
                                          December 31          December 31
                                          1994                 1994
REVENUE AND INCOME
     Royalty & Interest Income            $     4,667          $    14,803
                                          -----------          -----------

COSTS AND EXPENSES
     Professional Services                     21,877               29,219
     Interest                                  28,332               57,198
     Other General & Administrative             2,456                4,635
                                          -----------          -----------
        Costs and Expenses                     52,665               91,052
                                          -----------          -----------
Loss from Operations before
     Extraordinary Item                   (    47,998)         (    76,249)

Extraordinary Item - Gain on
     Extinguishment of Debt                      -0-                48,397
                                          -----------          -----------
Loss for the period                       (    47,998)         (    27,852)
                                          -----------          -----------
Deficit Beginning of Period
     as Previously Reported               ( 4,944,109)         ( 4,954,519)

Prior-Period Adjustment
     Income Taxes                                -0-           (     9,736)
                                          -----------          -----------
Deficit Beginning of Period
     as Restated                          ( 4,944,109)         ( 4,964,255)
                                          -----------          -----------
Deficit End of the Period                 ($4,992,107)         ($4,992,107)
                                          ===========          ===========
Loss per Common Share (Note 5)            ($    .0018)         ($    .0010)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 4 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
         For the Six Months Ended December 31, 1995 and 1994
                 (See Accountant's Review Report)
                            (Unaudited)


                                          December 31          December 31
                                          1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                    ($   95,863)         ($   27,852)
     Non-Cash Items Included in
        Net Income Depreciation                  -0-                  -0-
     Changes in
          Accounts Payable                     31,175               24,045
          Note Receivable                      55,399              109,483
          Loan to Officer                        -0-           (     5,000)
          Prior-Period Adjustment
               Income Taxes                      -0-           (     9,736)
                                          -----------          -----------
                                          (     9,289)              90,940
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of Notes Payable                 -0-            (    70,376)
                                          -----------          -----------
Net Increase (Decrease) in Cash           ($    9,289)          $   20,564
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                              - 5 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1995


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

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1995



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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1995




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

     C. $50,000 was received by the Company on July 1, 1994. An additional $112,717 was received during the year ended 6/30/95. $71,000 was received in the six months ended 12/31/95. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $107,484
         Note Receivable - Long Term                  582,850
                                                     --------
         Total as of September 30, 1995              $690,334
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
                                         --------
                                          $ - 0 -
                                         ========

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          December 31, 1995

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
                             ==========         =========     ==========

Interest is accrued on these notes at 8%. Accrued interest payable at 12/31/95 is $1,065,044.

NOTE 4 - Stockholders' Deficiency
                                                   Paid in
                                                   Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1994          26,378,577      $263,786    $3,395,062   ($4,954,519)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1995                                                  (   186,030)

Extraordinary
 Item - Gain                                                         48,397

Prior Period
 Adjustment                                                     (     9,736)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)
                      -----------      --------    ----------   ------------
Net Income (Loss)
 For the six months
 ended 12/31/95                                                 (    95,863)
                      -----------      --------    ----------   ------------
Balance at
 12/31/95              26,378,577      $263,786    $3,395,062   ($5,197,751)
                      ===========      ========    ==========   ============

                   Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                and Notes to Financial Statements
                       December 31, 1995

NOTE 5 - Earnings (Loss) Per Share

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of December 31, 1995, the Company had negative working capital of $2,122,053. The Company has no commitments for capital expenditures.

As of December 31, 1995, the Company had negative stockholders' equity of $1,538,903.

During the six months ended December 31, 1995, the Company realized total revenues of $5,600 and expenses of $101,463.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the six months ended December 31, 1995. The Company has been dormant during the six months ended December 31, 1995.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets. During the six months ended December 31, 1995, the Company was unable to achieve any sales.

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


DATED:    2/13/96
       -------------------

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


DATED:     2/13/96
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director