Form 10-Q
period 1996-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1996-05-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Nine Months Ended March 31, 1996

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

As of March 31, 1996, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                  Quarter Ended March 31, 1996








                        TABLE OF CONTENTS




                PART I  - Financial Information

                     Item I  - Financial Statements

                     Item II - Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations


                PART II - Other Information

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                         March 31, 1996
                (See Accountant's Review Report)

                 Global Gaming and Technology, Inc.
                      Financial Statements
                         March 31, 1996
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

To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of March 31, 1996 and the related statements of operations, deficit, and cash flows for the three months and nine months ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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


Las Vegas, Nevada
May 10, 1996

                Global Gaming and Technology, Inc.
                         Balance Sheet
                 March 31, 1996 and June 30, 1995
                 (See Accountant's Review Report)

                                          March 31             June 30
                                          1996                 1995
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $   102,127          $    24,081
    Note Receivable-Current (Note 1)          169,393              106,345
                                          -----------          -----------
                                              271,520              130,426
                                          -----------          -----------
PROPERTY AND EQUIPMENT - At Cost
     Net of Accum Depreciation                  -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 1)                 567,153              642,063
     Deposits                                     300                  300
                                          -----------          -----------
                                              567,453              642,363
                                          -----------          -----------
        Total Assets                      $   838,973          $   772,789
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable & Accrued Exp         1,096,305            1,042,044
     Notes Payable (Note 3)                 1,173,785            1,173,785
                                          -----------          -----------
                                            2,270,090            2,215,829

LONG-TERM LIABILITIES
     Notes Payable - Net of Current
     Maturities (Note 3)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 4)
     Preferred Stock, $.01 par value,
       1,000,000 shares authorized,
       none issued.                             -0-                 -0-
     Common Stock, $.01 par Value,
       27,000,000 Shares Authorized,
       26,378,577 shares issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,089,965)         ( 5,101,888)
                                          -----------          -----------
                                          ( 1,431,117)         ( 1,443,040)
                                          -----------          -----------
       Total Liabilities and
       Stockholders' Deficiency           $   838,973          $   772,789
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                               - 2 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
           For the Three Months Ended March 31, 1996 and
                the Nine Months Ended March 31, 1996
                  (See Accountant's Review Report)
                            (Unaudited)

                                          3 Mnths Ended        9 Mnths Ended
                                          March 31             March 31
                                          1996                 1996
REVENUE AND INCOME
     Income from Settlement (Note 6)      $   157,500          $   157,500
     Royalty & Interest Income                  1,371                6,971
                                          -----------          -----------
       Total Income                           158,871              164,471
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     21,886               74,968
     Interest                                  23,087               69,261
     Other General & Administrative             6,112                8,319
                                          -----------          -----------
        Costs and Expenses                     51,085              152,548
                                          -----------          -----------

Loss from Operations before
     Extraordinary Item                       107,786               11,923

Extraordinary Item                               -0-                  -0-
                                          -----------          -----------
Net Income (Loss)                             107,786               11,923
                                          -----------          -----------
Deficit Beginning of Period
     as Previously Reported               ( 5,197,751)         ( 5,101,888)

Prior Period Adj                                 -0-                  -0-
                                          -----------          -----------
Deficit Beinning of Period
     as Restated                          ( 5,197,751)         ( 5,101,888)
                                          -----------          -----------
Deficit End of Period                     ( 5,089,965)         ( 5,089,965)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 5)                        $    .0041          $     .0005
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 3 -

                    Global Gaming and Technology, Inc.
                   Statement of Operations and Deficit
              For the Three Months Ended March 31, 1995 and
                   the Nine Months Ended March 31, 1995
                      (See Accountant,s Review Report)
                              (Unaudited)

                                          3 Mnths Ended        9 Mnths Ended
                                          March 31             March 31
                                          1995                 1995
REVENUE AND INCOME
     Royalty & Interest Income            $     4,149          $    18,952
                                          -----------          -----------

COSTS AND EXPENSES
     Professional Services                     24,653               53,872
     Interest                                  27,891               85,089
     Other General & Administrative               117                4,752
                                          -----------          -----------
        Costs and Expenses                     52,661              143,713
                                          -----------          -----------
Loss from Operations before
     Extraordinary Item                   (    48,512)         (   124,761)

Extraordinary Item - Gain on
     Extinguishment of Debt                      -0-                48,397
                                          -----------          -----------
Loss for the period                       (    48,512)         (    76,364)
                                          -----------          -----------
Deficit Beginning of Period
     as Previously Reported               ( 4,992,107)         ( 4,954,519)

Prior-Period Adjustment
     Income Taxes                                -0-           (     9,736)
                                          -----------          -----------
Deficit Beginning of Period
     as Restated                          ( 4,992,107)         ( 4,964,255)
                                          -----------          -----------
Deficit End of the Period                 ($5,040,619)         ($5,040,619)
                                          ===========          ===========
Loss per Common Share (Note 5)            ($     .002)         ($     .003)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 4 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
           For the Nine Months Ended March 31, 1996 and 1995
                 (See Accountant's Review Report)
                            (Unaudited)


                                          March 31             March 31
                                          1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income (Loss)                     $   11,923          ($   76,364)
     Non-Cash Items Included in
        Net Income Depreciation                  -0-                  -0-
     Changes in
          Accounts Payable                     54,261               51,937
          Note Receivable                      11,862              135,835
          Loan to Officer                        -0-           (     5,000)
          Prior-Period Adjustment
               Income Taxes                      -0-           (     9,736)
                                          -----------          -----------
                                               78,046               96,672
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of Notes Payable                 -0-            (    75,377)
                                          -----------          -----------
Net Increase (Decrease) in Cash            $   78,046           $   21,295
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                              - 5 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                         March 31, 1996


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

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                          March 31, 1996


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

This lawsuit arose as a result of the New Jersey litigation (see above paragraph), and was filed for the purpose of having Global's patent declared invalid. The Company is vigorously contesting the allegations alleged in the complaint and has filed a counter-claim for infringement against IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. This case is in its early stages and its counsel cannot, yet, render a more definite opinion with respect to this case.

As a result of this action, on February 7, 1996, Sigma Game, Inc. agreed to pay a total of $325,000 to Global Gaming and Technology, Inc., one-half of which will be paid to legal counsel (see Note 1 and Note 6). Both parties agreed to release and absolutely discharge the other from any and all causes of action arising out of any matter existing at the time of the agreement.

At this time, the Company believes that its only financial exposure in this case is (i) the financial impact of having its patent declared invalid (which patent expired at the end of July 1995) and (ii) the payment of any fees and costs that may be awarded by the court, if IGT and Universal prevail on their claims, the amount of which exposure is difficult to predict at present.

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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                         March 31, 1996




NOTE 1 - Note Receivable

The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the following schedule:

     A. $10,166.66 per month shall be paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

     C. $50,000 was received by the Company on July 1, 1994. An additional $112,717 was received during the year ended 6/30/95. $101,500 was received in the nine months ended 03/31/96. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $141,718
         Note Receivable - Long Term                  529,653
                                                     --------
         Total as of March 31, 1996                  $671,371
                                                     ========

The amount of this royalty payment is secured by a note from Bally's Gaming and the collectability of this note is not doubtful. Since June 30, 1994, the company has been receiving timely monthly installment payments on this note.

Also due is a Promissory Note from Sigma Game, Inc. from a settlement arising out of litigation. Collection is not doubtful. Payment schedule to Global Gaming and Technology, Inc. is as follows:

         February 7, 1997               $25,000
         February 7, 1998                25,000
         February 7, 1999                12,500
                                        -------
         Total                          $62,500
                                        =======

Also included in Note Receivable - Current Portion is a Note for $2,675 due from a local firm for the sale of all inventory.


NOTE 2 - Property and Equipment

Furniture and Equipment                   $60,843
     Less: Accumulated Depreciation      ( 60,843)
                                         --------
                                          $ - 0 -
                                         ========

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                            March 31, 1996

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
                             ==========         =========     ==========

Interest is accrued on these notes at 8%. Accrued interest payable at 03/31/96 is $1,088,130.

NOTE 4 - Stockholders' Deficiency
                                                   Paid in
                                                   Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1994          26,378,577      $263,786    $3,395,062   ($4,954,519)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1995                                                  (   186,030)

Extraordinary
 Item - Gain                                                         48,397

Prior Period
 Adjustment                                                     (     9,736)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)
                      -----------      --------    ----------   ------------
Net Income (Loss)
 For the nine months
 ended 03/31/96                                                      11,923
                      -----------      --------    ----------   ------------
Balance at
 03/31/96              26,378,577      $263,786    $3,395,062   ($5,089,965)
                      ===========      ========    ==========   ============

                   Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                and Notes to Financial Statements
                         March 31, 1996

NOTE 5 - Earnings (Loss) Per Share

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.


NOTE 6 - Income from Settlement.

On February 7, 1996 Global Gaming and Technology, Inc. received $95,000 and a Promissory Note for $62,500 (Note 1) as its share of a settlement with Sigma Game, Inc.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of March 31, 1996, the Company had negative working capital of $1,998,570. The Company has no commitments for capital expenditures.

As of March 31, 1996, the Company had negative stockholders' equity of $1,431,117.

During the nine months ended March 31, 1996, the Company realized total revenues of $164,471, including $157,500 arising out of litigation, and expenses of $152,548.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the nine months ended March 31, 1996. The Company has been dormant during the nine months ended March 31, 1996.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets. During the nine months ended March 31, 1996, the Company was unable to achieve any sales.

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

On or about July 6, 1994, IGT, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint against Global Gaming and Technology, Inc. for declaratory judgment of non-infringement, invalidity, unenforceability and laches. The Company is receiving one-half of $325,000 as an independent settlement with Sigma Game, Inc.

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


DATED:    5/10/96
       -------------------

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


DATED:     5/10/96
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director