Form 10-K
period 1996-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1996-09-26
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year Ended June 30, 1996

                   Commission File Number:  0-9047


                  GLOBAL GAMING AND TECHNOLOGY, INC.
         -----------------------------------------------------
         (Exact Name of Registrant as specified in its charter)


      Delaware                                     02-0314487
- -------------------------------                ----------------------------
(State or other jurisdiction of                (IRS Employer Identification
incorporation or organization)                 Number)


          2575 South Highland Drive, Las Vegas, Nevada 89109
          --------------------------------------------------
               (Address of principal executive offices)


Registrant's Telephone Number, including Area Code:   (702) 732-1414

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   X  YES             NO

As of June 30, 1996, there was issued and outstanding 26,378,577 shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value as an affiliate was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes).

                  Global Gaming and Technology, Inc.
                             Form 10-K
                           June 30, 1996

                         TABLE OF CONTENTS
                                                                Page

ITEM  1 -  Business                                            1,2,3

ITEM  2 -  Properties                                              3

ITEM  3 -  Legal Proceedings                                     3,4

ITEM  4 -  Submission of Matters to a Vote of Security Holders     5

ITEM  5 -  Market for Registrant's Common Stock                    5

ITEM  6 -  Selected Financial data                                 6

ITEM  7 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   6,7

ITEM  8 -  Financial Statements                                    7

ITEM  9 -  Disagreements on Accounting and Financial Disclosure    7

ITEM 10 -  Directors, Executive Officers, Promoters, and
           Control Persons of the Registrant                     8,9

ITEM 11 -  Executive Compensation                                  9

ITEM 12 -  Security Ownership of Certain Beneficial
           Owners and Management                                9,10

ITEM 13 -  Certain Relationships and Related Transactions      10,11

ITEM 14 -  Exhibits, Financial Statement Schedules                11

                               PART I

Item 1 - Business:

Global Gaming and Technology, Inc. (hereinafter referred to as the "Company") was engaged in the design, manufacture, and marketing of electronic Micro-processor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 S Highland Drive, Las Vegas, NV 89109. During the past year, the Company has not designed new equipment, nor is the design of any new equipment contemplated.

                  General Development of Business
                  -------------------------------
The Company has been dormant for the past several years.

                      Licensing Activities
                      --------------------
During the fiscal year, the Company did not apply for any gaming licenses. The lack of gaming licenses in Nevada and New Jersy is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets.

               New Products; Research and Development
               --------------------------------------
The Company has not developed any new products during the fiscal year ended June 30, 1996, nor is the development of new products contemplated in the future. Since the electronic gaming divice industry is constantly employing new products, the Company is not competitive in any markets.

                            Products
                            --------
No new machines have been manufactured during the year ended June 30, 1996.


                      Marketing and Service
                      ---------------------
The Company has not been successful in expanding its market or marketing its products during the fiscal year ended June 30, 1996. The Company does not contemplate any material marketing activities during the next year ended June 30, 1997.

                           Competition
                           -----------
The gaming machine industry is a highly competitive industry. Bally Manufacturing Company (Bally) and International Gaming Technology (IGT) are principal domestic competitors of the Company. Additionally, Japanese manufacturing and marketing companies have entered the American market and have become a significant competitive factor. Additionally, new technology has made certain products obsolete. Management believes that the success of a gaming device is based upon player appeal, reliability, product support and competitive factors. However, the Company lacks the financial strength to compete in markets available for sales.

                          Manufacturing
                          -------------
Manufacture of the Company's products consists of the assembly of machines from parts and components, some of which are standard and others of which are made to the company's specifications. These parts and components are readily obtainable from several sources of supply and the Company does not rely on any one vendor as a source for the parts and components. No new machines were manufactured during the year ended June, 30, 1996.

                           Employees
                           ---------
As of June 30, 1996, the Company employed no personnel.

                            Patents
                            -------
The Company holds one United States Letters Patent issued in fiscal 1979, relating to the design and operation of its products and their various components. The Company is of the opinion that this letters patent has competitive value in that it would require competitors to use non-infringing designs to achieve the technological advances obtained by use of the designs covered in the Letters Patent. However, the Company believes that player appeal, cost of ownership and service, and prices are, and will be, of greater significance in establishing and maintaining a competitive position in the industry. United States Letters Patents have a duration of 17 years from the date of issue and are not renewable. Patents are the subject of current litigation. (See Litigation - Item 3)

                       Government Regulation
                       ---------------------
Manufacturers and distrubutors of gaming devices in the State of Nevada and in Atlantic City, New Jersey (the primary American markets) are subject to licensure and extensive regulation. These licenses are issued after extensive investigations into the moral reputaion and financial background of the individuals (and entities) applying for a gaming license. The licenses are revocable, nontransferable and renewable.

The investigative cost of licenses is borne by the person or company applying for the license. The Nevada Gaming Commission may deny licenses to persons who are engaged in gaming activities in other states. Because of the sub-stantial investigative costs of obtaining gaming licenses in the States of Nevada and New Jersey, the Company has deferred the decision to seek gaming licenses in these states.

                 Relationship With Games of Nevada
                 ---------------------------------
The largest stockholder of the Company is Michael Wichinsky, who owns 23% of the outstanding common stock of the Company. Michael Wichinsky also is the sole owner of Games of Nevada, a sole proprietorship manufacturing and selling gaming equipment primarily in the State of Nevada. The Company and Games of Nevada are not competitors, inasmuch as the Company does not sell gaming machines in the State of Nevada, and Games of Nevada does not compete with the Company in the secondary markets.


Item 2 - Properties:

The Company does not own any real or personal property.


Item 3 - Legal Proceedings:

On or about May, 1994, the Company instituted litigation in the United States District Court for the District of New Jersey for patent infringement against Bally's Park Place, Inc., Trump Plaza Associates, Trump Taj Mahal Associates, Trump Castle Associates, The Claridge Hotel and Casino Corporation, Resorts International Hotel, Atlantic Showboat, Inc., and Greate Bay Hotel and Casino, Inc. Global was seeking damages to adequately compensate for the past infringement of the patent in suit by each of the defendants together with interest and costs.

As a result of this action, on June 30, 1994, the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non-exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company will receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000). (See Note 2 for details)

In this lawsuit, the Company contends that the defendants infringed upon a patent owned in connection with the manufacture, use or sale of slot machines driven by stepper motors. The Company intends to prosecute the matter fully until such time as the case is either tried or settled to the Company's satisfaction.

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against Global gaming and Tech-nology, Inc. for declaratory judgement of noninfringement, invalidity, unenforceability and laches.

The Company has settled independently with Sigma Game, Inc. and Universal Distributing of Nevada, Inc. (See Note 2 for details).

This lawsuit arose as a result of the New Jersey litigation described above, and was filed for the purpose of having Global's patent declared invalid.
The Company is vigorously contesting the allegations alleged in the complaint and has filed a counterclaim for infringement against IGT North America, Universal Distributing of Nevada, In., and Sigma Game, Inc. The Company's counsel cannot yet render a definitive opinion with respect to this case.

At this time, the Company believes that its only financial exposure in this case is (i) the financial impact of having its patent declared invalid
(which patent expired at the end of July 1995) and (ii) the payment of any fees and costs that may be awarded by the court if IGT prevails on its claim, the amount of which exposure is difficult to predict at present.

The Company will be incurring legal costs regarding the prosecution of its infringement claims. Per Counsel for the Company, at present it is very difficult to determine these future legal costs.

On September 11, 1995, the Court ordered that discovery in this case will close on May 1, 1996 and set a trial date of September 9, 1996. In connection with this ruling, the Court also denied IGT's, Sigma Games' and Universal Distributing's motion to bifurcate the damages a liability phase of this case.

Item 4 - Submission of Matters to Vote of Security Holders:

No matter was submitted to the vote of security holders during the fiscal year.


                              PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters:

The Common Stock of the Company is traded in the over-the-counter market. The Company had 2,762 shareholders of record on June 30, 1996.

The following table indicates the range of high and low bid prices of the Company's Common Stock for the quarterly periods starting Septimber 30, 1993, in the "Pink Sheets." No quotes are available from the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes:

                                             High            Low
                                          Bid    Ask      Bid    Ask

Quarter Ending September 30, 1993         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1993          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1994             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1994              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1994         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1994          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1995             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1995              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1995         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1995          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1996             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1996              1/8    3/8      1/8    3/8

The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The Company has not paid any dividends during the foregoing periods, nor does the Company anticipate paying dividends within the foreseeable future. However, there are no restrictions on the ability of the Company to declare dividends on its common stock.

Item 6 - Selected Financial data:

The following selected financial data of Global Gaming and Technology, Inc. should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

                         Year Ended June 30
                        1996       1995       1994       1993       1992
                        --------   --------   --------   --------   --------
Total Revenues          $245,078   $ 25,230   $918,450   $ 11,819   $    309

Net Income (Loss)          4,894   (137,633)   788,781   (356,520)  (122,207)

Income (Loss) per
  Common Share               .00       (.01)       .03       (.01)      (.01)

Cash Dividends per
  Common Share               -0-        -0-        -0-        -0-        -0-

Total Assets             758,084    772,789    919,939     12,561    248,080

Long-Term Debt               -0-        -0-        -0-        -0-        -0-

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations:

Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company, which the Company will have available for acquisitions of assets of other businesses. With the exception of the program to make acquisitions through use of these shares, the Company has not yet formulated any specific financing arrangements.

The Company presently lacks financial resources and has no plans which would establish financial resources. The lack of financial resources has prohibited the Company from expanding operations. The primary markets of Nevada and New Jersey cannot be serviced unless the Company obtains gaming licenses in these states. Because of the prohibitive costs of obtaining these licenses, the Company has no plans to seek licensing in these states or any other.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations:


Total debt of the company aggregated $1,166,668, $1,173,785 and $1,209,162 (exclusive of accounts payable) for the years ended June 30, 1996, 1995 and 1994, respectively. Of these amounts, $837,414, $841,879, and $1,154,342, was owed to Michael Wichinsky as of June 30, 1996, 1995 and 1994 respectively. Total revenues aggregated $245,078, $25,230 and $918,450 for the years ended June 1996, 1995 and 1994, respectively. Income in 1994 of $918,450 consisted of $908,450 in settlement income from Bally's Gaming. This income is non-recurring. Income in 1996 consisted of settlements of $149,505 from Sigma Game, Inc. and $87,039 from Universal Distributing of Nevada, Inc. This income is also non-recurring. As of June 30, 1996 and 1995, the Company has negative working capital of $1,913,823 and $2,085,403, respectively. At the present time, the Company has not adopted any plan to resume operations. The Company has been dormant for the past several years. The Company did not manufacture any gaming devices during the fiscal years ended June 30, 1996 and 1995, and does not anticipate having the necessary resources to manufacture devices in the future. This fact, combined with the Company's lack of licenses described above, is anticipated to have a material adverse impact upon the Company's ability to generate revenues in the future.

Primary costs of the Company include interest and annual administrative costs of $240,184, $211,260, and $129,669 for the years ended June 30, 1996, 1995 and 1994, respectively.

The rate of inflation has had no impact on the company's operations because the Company has been dormant for the last several years.


Item 8 - Financial Statements and Supplementary Data:

See Index to Financial Statements.


Item 9 - Disagreements on Accounting and Financial Disclosures:

There have been no disagreements on accounting or financial disclosures with accountants.

                               PART III

Item 10 - Directors and Executive Officers of the Registrant:

Effective May 31, 1996, the following persons were appointed as directors and officers of the corporation for a term of one year or until the next election of Directors.

     Name                                                  Age
     ----                                                  ---
     Mark Sarason: President, Secretary, Treasurer.         49

     Wayne D. Umbertis: Director.                           58

     Constance Koplow:  Director.                           56

Mark Sarason has 25 years experience in the gaming industry, directed pri-marily to marketing and marketing operations. The last three years Mr. Sarason has acted as president of Casino Marketing Services, Ltd., a company specializing in marketing development programs for secondary gaming destin-ations. Prior to his activities with CMS, Mr. Sarason has held positions of Executive Director of Casino Marketing and Director of Customer Development for Harrah's, Atlantic City, NJ.

Wayne D. Umbertis has a Master's Degree in International Business Administra-tion. Prior to joining Games of Nevada, he was Vice President of Marketing at Advanced Telesystems. Since 1990, Wayne D. Umbertis has been acting as a Marketing Consultant in the communications industry. For the past three years, he has served as President of "U" Call, a Division of FonExpress, Inc., which markets prepaid phone cards and telecommunication promotional and mark-eting devises.

Constance Koplow has a Bachelor of Arts and Master of Education Administration degree from the University of Nevada Las Vegas. She has owned and operated two businesses, one in women's ready to wear retail and one in food service. She served as an administrator at the Community College of Southern Nevada for nine years and has fifteen years experience in the gaming industry.

None of the foregoing directors have held directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company reg-istered as an investment company under the Investment Comapny Act of 1940.

During the past five years, none of the foregoing officers or directors have been (i) involved in any Federal Bankruptcy proceedings, (ii) convicted in a criminal proceeding, (iii) the subject of a pending criminal proceeding, (iv) the subject of any order, judgment, or decree not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting activities as an investment advisor, underwriter, broker, or dealer in securities, or as an affiliated person, director, or insurance company, or engaging in or contin-uing in any conduct or practice in connection with such activity, or from engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or in connection with any violation of Federal or state securities laws.

Additionally, none of such persons were the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacted, or any Federal or state authority barring, suspending, or otherwise limiting for more than sixty
(60) days the right of such person to engage in any activity referred to above, or to be associated with any person engaged in any such activity, nor was any such person found by a court of competent jurisdiction in a civil action or by the Securities & Exchange Commission to have violated any Federal or state securities law.


Item 11- Executive Compensation:

The Company paid $2,000 to Constance Koplow and $2,500 to Wayne d. Umbertis in the fiscal year ended June 30, 1996. None of the officers or directors were indebted to the Company during the fiscal year. The Company does not contemplate the payment of salaries to officers or directors in the near future. During the fiscal years ended June 30, 1996, 1995 and 1994, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.


Item 12 - Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth as of June 30, 1996, the number of shares of common stock beneficially owned by each person known by the Company to own more than 5% of the common stock and the percentage of common stock represent-ed thereby.

Item 12 - Security Ownership of Certain Beneficial Owners and Management:
          (Continued)

Name and Address of            Title of         Number of       % of
Beneficial Owner               Class            Shares Owned    Class
- ------------------             -------          ------------    -----
Michael Wichinsky
2575 Highland Drive
Las Vegas, NV 89109            Common Stock     6,131,165*        23%

Estate of
W.T. O'Donnell, Sr.
4200 W Peterson #106
Chicago, IL 60646              Common Stock     2,758,836*        10%

Glenn E Wichinsky
1200 W Federal Hwy
Boca Raton, FL 33432           Common Stock     3,126,085*        12%

Nessa Alice Mary Charleton
5 Crowe Street
Dundalk Company
Louth, Rep of Ireland          Common Stock     1,404,127*         5%

CEDE & Co.
Box 20 Bowling Green Station
New York, NY 10004             Common Stock     5,603,825         21%

* The foregoing shares include the following number of shares held by Michael Wichinsky in trust on behalf of the persons named herein:

     Michael Wichinsky                  42.50%      3,234,499
     Estate of W.T. O'Donnell, Sr.      36.25%      2,758,836
     Nessa Alice Mary Charleton          7.50%        570,794
     Glenn Wichinsky                    13.75%      1,046,455
                                       -------      ---------
     Total Shares in Trust             100.00%      7,610,584


Item 13 - Certain Relationships and Related Transactions:

(A)  Transactions with Management and Related Parties
     ------------------------------------------------
     During the year ended June 30, 1996, Michael Wichinsky (a 23% stockholder) was repaid $79,525 from the Company as interest and principal payments on his note to the Company.

(B)  Certain Business Relationships
     ------------------------------
     The existing business and personal relationships between the Directors and Officers are as follows:

     Mark Sarason was appointed as President, Secretary and Treasurer effective May 31, 1996 until the next annual election of the Board of Directors.


                               PART IV

Item 14 - Exhibits, Financial Statement Schedules

Attached hereto as EXHIBIT A are the financial statements and additional financial statement schedules required by Item 8 of this form.


                             SIGNATURES
                             ----------

Pursuant to the requirements of Sectin 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  09/26/96
      --------------------
                                GLOBAL GAMING & TECHNOLOGY, INC.

                                By: Mark Sarason
                                    ---------------------------
                                    Mark Sarason
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


DATED: 09/26/96
      --------------------
                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Chief Financial Officer


                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Secretary/Treasurer

                              EXHIBIT A

                        FINANCIAL STATEMENTS

                  Global Gaming and Technology, Inc.
                         Financial Statements
                    June 30, 1996, 1995 and 1994

                  Global Gaming and Technology, Inc.
                         Financial Statements
                    June 30, 1996, 1995 and 1994


                          TABLE OF CONTENTS
                          -----------------

                                                         PAGE
                                                         ----
Accountant's Opinion                                       1

Balance Sheets                                             2

Statement of Operations and Deficit                        3

Statement of Cash Flows                                    4

Summary of Significant Accounting Policies               5 - 7

Notes to Financial Statements                            7 - 9

JOSEPH F ZERGA, LTD
CERTIFIED PUBLIC ACCOUNTANTS
2950 E FLAMINGO RD, STE L
LAS VEGAS, NV 89121
(702) 732-2775


To the Board of Directors
Global Gaming and Technology, Inc.
Las Vegas, Nevada

                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

We have audited the accompanying balance sheets of Global Gaming and Technol-ogoy, inc. as of June 30, 1996 and 1995 and the related statements of income, retained earnings (deficit), and cash flows for each of the years in the three year period ended June 30, 1996. These financial statements are the respon-sibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements indicated above present fairly in all material respects the financial position of Global Gaming and Technology, Inc. at June 30, 1996 and 1995, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1996, in con-formity with generally accepted accounting principles.


Las Vegas, Nevada           Joseph F. Zerga
September 11, 1996

                   Global Gaming and Technology, Inc.
                            Balance Sheet
                    June 30, 1996 and June 30, 1995

                                            June 30,          June 30,
                                            1996              1996
                                            -----------       -----------
ASSETS
CURRENT ASSETS
     Cash                                   $    10,157       $    24,081
     Inventories                                    -0-               -0-
     Notes Receivable-Current (Note 2)          272,250           106,345
                                            -----------       -----------
        Total Other Assets                      282,407           130,426
                                            -----------       -----------
PROPERTY AND EQUIPMENT - At Cost
     Net of Depreciation (Note 3)                   -0-               -0-
                                            -----------       -----------
OTHER ASSETS
     Deposits                                       300               300
     Notes Receivable (Note 2)                  475,377           642,063
                                            -----------       -----------
       Total Other Assets                       475,677           642,363
                                            -----------       -----------
       TOTAL ASSETS                         $   758,084       $   772,789
                                            ===========       ===========


LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses    $ 1,029,562       $ 1,042,044
     Notes Payable (Note 4)                   1,166,668         1,173,785
                                            -----------       -----------
        Total Current Liabilities             2,196,230         2,215,829
                                            -----------       -----------
LONG-TERM LIABILITIES
     Notes Payable (Note 4)                         -0-               -0-
                                            -----------       -----------
STOCKHOLDER'S DEFICIENCY (Note 5)
     Preferred Stock, $.01 par value
       1,000,000 Shares authorized,
       none issued.
     Common Stock, $.01 par value,
       27,000,000 Shares authorized,
       26,378,577 Shares issued for
       1995 and 1994 (Including
       51,382 held in the company
       name at no cost)                        263,786            263,786
     Paid in Capital in Excess of par        3,395,062          3,395,062
     Retained Deficit                      ( 5,096,994)       ( 5,101,888)
                                           -----------        -----------
        Total Stockholder's Deficiency     ( 1,438,146)       ( 1,443,040)
                                           -----------        -----------
          TOTAL LIABILITIS AND
          STOCKHOLDER'S DEFICIENCY         $   758,084        $   772,789
                                           ===========        ===========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 2 -

                  Global Gaming and Technology, Inc.
            Statement of Operations and Accumulated Deficit
           For the Years Ended June 30, 1996, 1995 and 1994

                                June 30,        June 30,        June 30,
                                1996            1995            1994
                                -----------     -----------     -----------
REVENUE AND INCOME
     Royalty Income             $       -0-     $     3,120     $   908,450
     Other Income (Note 8)          236,544             163          10,000
     Machine & Parts Sales              -0-           2,500             -0-
     Interest Income                  8,534          19,447             -0-
                                -----------     -----------     -----------
       Total Revenue                245,078          25,230         918,450
                                -----------     -----------     -----------
COSTS AND EXPENSES
     Cost of Sales                      -0-           2,500             -0-
     Professional Services          133,563          79,579           3,828
     Interest                        94,426         108,574         118,597
     Loss on Inventory                  -0-           7,500             -0-
     Other General & Adminis         12,195          13,107           7,244
                                -----------     -----------     -----------
       Costs and Expenses           240,184         211,260         129,669
                                -----------     -----------     -----------

Income (Loss) from Operations         4,894     (   186,030)        788,781

Extraordinary Item - Gain on
  Extinguishment of Debt                -0-          48,397             -0-

Prior Period Adjustment Income
  Taxes (Note 7)                        -0-     (     9,736)            -0-

Deficit Beginning of Period     ( 5,101,888)    ( 4,954,519)    ( 5,743,300)
                                -----------     -----------     -----------
Deficit End of Period           ($5,096,994)    ($5,101,888)    ($4,954,519)
                                ===========     ===========     ===========
Earnings Per Share:

Income (Loss) per Common
  Share Before Extraordinary
  Item (Note 6)                 $       .00     ($      .01)    $       .03
                                ===========     ===========     ===========
Income (Loss) per Common
  Share After Extraordinary
  Item (Note 6)                 $       .00     ($      .01)    $       .03
                                ===========     ===========     ===========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 3 -

                  Global Gaming and Technology, Inc.
                       Statement of Cash Flows
           For the Years Ended June 30, 1996, 1995 and 1994

                                   June 30,      June 30,      June 30,
                                   1996          1995          1994
                                   ---------     ---------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
     Net Income (Loss)             $   4,894     ($137,633)    $ 788,781
     Depreciation                        -0-           -0-           -0-
  Changes in:
     Note Receivable (Current)     ( 165,095)       47,325     ( 153,670)
     Inventories                         -0-        10,000           -0-
     Accounts Payable              (  12,482)       35,596       113,597
     Notes Payable                 (   7,117)    (  35,377)        5,000
                                   ---------     ---------     ---------
       Total  Operating            ( 180,610)    (  80,089)      753,708
                                   ---------     ---------     ---------
CASH FLOWS FROM
INVESTING ACTIVITIES
     Capital Expenditures                -0-           -0-           -0-
                                   ---------     ---------     ---------
CASH FLOW FROM
FINANCING ACTIVITIES
     Prior Period Adjustment             -0-     (   9,736)          -0-
     Notes Receivable                166,686       112,717     ( 754,780)
                                   ---------     ---------     ---------
       Total Financing               166,686       102,981     ( 754,780)
                                   ---------     ---------     ---------
Net Increase (Decrease) in Cash    (  13,924)       22,892     (   1,072)

Cash at the Beginning                 24,081         1,189         2,261
                                   ---------     ---------     ---------
Cash at the End                    $  10,157     $  24,081     $   1,189
                                   =========     =========     =========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 4 -

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1996, 1995 and 1994

                             THE COMPANY
                             -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30, as its year end. The Company has been engaged in the research, development, manufacture and marketing of electronic gaming devices and coin-less games of chance. On April 27, 1995, it came to the Company's attention that it had failed to file its franchise tax reports for the State of Delaware for fiscal years 1987 through 1994 and, as a result, its corporate charter was revoked effective March 1, 1994. Effective May 15, 1995 the Company's corporate charter was reinstated by the State of Delaware retro-actively to February 28, 1994.

                        PROPERTY AND EQUIPMENT
                        ----------------------
Property and equipment, including significant improvements thereto, are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expenses as incurred. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods.

                             INCOME TAXES
                             ------------
Because of a net operating loss carry forward from prior years, the Company does not have an income tax obligation.

                              LITIGATION
                              ----------
On or about May, 1994, the Company instituted litigation in the United States District Court for the District of New Jersey for patent infringement against Bally's Park Place, Inc., Trump Plaza Associates, Trump Taj Mahal Associates, Trump Castle Associates, The Claridge Hotel and Casino Corporation, Resorts International Hotel, Atlantic Showboat, Inc., and Greate Bay Hotel and Casino, Inc. Global was seeking damages to adequately compensate for the past infringement of the patent in suit by each of the defendants together with interest and costs.

As a result of this action, on June 30, 1994 the Company entered into a license agreement with Bally's Gaming, whereby the Company grants a non-exlusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company will receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000). (See Note 2 for details)

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                    June 30, 1996, 1995 and 1994

                      LITIGATION - (Continued)
                      ------------------------
In this lawsuit, Global Gaming and Technology, Inc. contends that the defen-dants named in the complaint infringed upon a patent owned in connection with the manufacture, use or sale of slot machines driven by stepper motors. The Company intends to prosecute the matter fully until such time as the case is either tried or settled to the Company's satisfaction.

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against Global Gaming and Technology, Inc. for declaratory judgment of noninfringement, invalidity, unenforceability and laches.

The Company has settled independently with Sigma Game, Inc. and Universal Distributing of Nevada, Inc. (See Note 2 for details)

This lawsuit arose as a result of the New Jersey litigation (see above paragraph), and was filed for the purpose of having Global's patent declared invalid. The Company is vigorously contesting the allegations alleged in the complaint and has filed a counterclaim for infringement against IGT North America, Universal Distributing of Nevada, Inc., and Sigma Game, Inc. The Comany's counsel cannot yet render a definite opinion with respect to this case.

At this time, the Company believes that its only financial exposure in this case is (i) the financial impact of having its patent declared invalid
(which patent expired at the end of July 1995) and (ii) the payment of any fees and costs that may be awarded by the court if IGT prevails on its claim, the amount of which exposure is difficult to predict at present.

The Company will be incurring legal costs regarding the prosecution of its infringement claims. Per counsel of the Company, at present it is very difficult to determine these future legal costs.

On September 11, 1995, the Court ordered that discovery in this case will close on May 1, 1996 and set a trial date of September 9, 1996. In connection with this ruling, the Court also denied IGT's, Sigma Games' and Universal Distributing's motion to bifurcate the damages and liability phases of this case.

                   Global Gaming and Technology, Inc.
               Summary of Significan Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1996, 1995 and 1994

                NET OPERATING LOSS CARRYFORWARDS TO 1997
                ----------------------------------------

                                               Expires
                                               -------
1983               $ 1,184,519                 1998
1984                   455,313                 1999
1985                   276,972                 2000
1986                   226,859                 2001
1987                   216,931                 2002
1988                   451,580                 2003
1989                   104,956                 2004
1990                   136,629                 2005
1991                   362,469                 2006
1992                   122,207                 2007
1993                   356,521                 2008
1995                   137,588                 2010
                   -----------
                   $ 4,032,544
                   ===========

NOTE 1 - Inventories

The Company has no inventories as of June 30, 1996.


Note 2 - Notes Receivable

(1) The total amount due pursuant to the promissory note from Bally's Gaming shall be paid in sixty consecutive installments, pursuant to the follow-ing schedule:

     A. $10,166.66 per month shall be paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month sall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

     C. $122,000 was received during the year ended 6/30/96. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion            $ 167,057
         Note Receivable - Long Term                    475,377
                                                      ---------
         Note Balance as of June 30, 1996             $ 642,434
                                                      =========

The amount of this payment is secured by a note from Bally's Gaming and the collectability of this note is not doubtful. Since June 30, 1994, the Company has been receiving monthly installment payments on this note.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1996, 1995 and 1994

(2) The promissory note due from Sigma Game, Inc. is from a settlement arising out of litigation. The following scheduled payments have been discounted at 8% to reflect the present value on June 30, 1996 of the nonte of $54,505.

          February 7, 1997           $ 25,000
          February 7, 1998             25,000
          February 7, 1999             12,500


(3) The note due from Universal Distributing of Nevada, Inc. is from a settlement arising out of litigation and consists of $19,513 collected in July of 1996 and ten (10) slot machines, due August 31, 1996, the Company's share valued at $28,500.

(4)  $2,675 is due from a local company for the sale of all inventory.


NOTE 3 - Property and Equipment

The Company has no real or personal property as of June 30, 1996.


NOTE 4 - Notes Payable

                             Current         Non-Current
                             Maturities      Maturities      Total
Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%              $  731,924      $      -0-      $  731,924

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%                105,490             -0-         105,490

Estate of
William T O'Donnell Sr.
Payable upon demand.
Interest payable
quarterly at 8%                 309,811             -0-         309,811

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,443             -0-          19,443
                             ----------      ----------      ----------
                             $1,166,668      $      -0-      $1,166,668
                             ==========      ==========      ==========

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1996, 1995 and 1994

NOTE 5 - Stockholders' Deficiency

                  Number of      Com Stock      Paid in
                  Shares         $.01 Par       Capital        (Deficit)

Balance at
June 30, 1994     26,378,577     $  263,786     $3,395,062     ($4,954,519)

Net Income for
Year Ended
June 30, 1995                                                  (   186,030)

Extraordinary
Item - Gain                                                         48,397

Prior Period
Adjustment                                                     (     9,736)
                 ----------      ----------      ----------     ----------
Balance at
June 30, 1995    26,378,577      $  263,786      $3,395,062    ($5,101,888)

Net Income
Year Ended
June 30, 1996                                                        4,894
                 ----------      ----------      ----------     ----------
                 26,378,577      $  263,786      $3,395,062    ($5,096,994)
                 ==========      ==========      ==========     ==========


NOTE 6 - Earnings (Loss) Per Share

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.


NOTE 7 - Prior-Period Adjustment - Income Taxes

At June 30, 1996, the Company has available a net Operating Loss carried forward from prior years in the amount of $4,037,438. The deficit at the beginning of the 1995 fiscal year has been adjusted to reflect alternative minimum tax liability for 1994. This tax liability was paid in full in the quarter ended September 30, 1994.


NOTE 8 - Other Income

Other Income for the year ended June 30, 1996 consists of settlements reached with Sigma Game, Inc. and Universal Distributing of Nevada in the amount of $149,505 and $87,039, respectively. The amount due from Sigma Game, Inc. has been discounted at 8% per annum.