Form 10-Q
period 1996-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1996-11-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Three Months Ended September 30, 1996

                 Commission File Number: 0-9047


               GLOBAL GAMING AND TECHNOLOGY, INC.
     ------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)


       Delaware                                    02-0314487
-------------------------------                 ----------------------------
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

As of September 30, 1996, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended September 30, 1996






                        TABLE OF CONTENTS


                                                           Page
PART I  - Financial Information:
--------------------------------
     Item I  - Financial Statements
          Accountants Review Report                          4
          Balance Sheet                                      5
          Statement of Operations and Deficit                6
          Statement of Cash Flows                            7
          Summary of Significant Accounting Policies        8-9
          Notes to Financial Statements                    10-12


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                  13


PART II - Other Information:                                14
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a vote of security holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 1996
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of September 30, 1996 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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

The financial statements for the year ended June 30, 1996 were audited by us and we expressed an unqualified opinion on them in our report dated September 11, 1996, but we have not performed any auditing procedures since that date.


Las Vegas, Nevada
November 10, 1996

                Global Gaming and Technology, Inc.
                         Balance Sheet
               September 30, 1996 and June 30, 1995
                 (See Accountant's Review Report)

                                          Sept 30              June 30
                                          1996                 1996
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    17,366          $    10,157
    Note Receivable-Current (Note 1)          234,762              272,250
                                          -----------          -----------
       Total Current Assets                   252,128              282,407
                                          -----------          -----------
OTHER ASSETS
     Note Receivable (Note 1)                 453,882              475,377
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                    454,182              475,677
                                          -----------          -----------
     TOTAL ASSETS                         $   706,310          $   758,084
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     8,175          $     8,175
     Accrued Interest                       1,036,602            1,021,387
     Notes Payable (Note 2)                 1,155,352            1,166,668
                                          -----------          -----------
        Total Current Liabilities           2,200,129            2,196,230
                                          -----------          -----------
LONG-TERM LIABILITIES
     Notes Payable - Net of Current
       Maturities (Note 2)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 3)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,152,667)         ( 5,096,994)
                                          -----------          -----------
        Total Stockholder's Deficit       ( 1,493,819)         ( 1,438,146)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   706,310          $   758,084
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended September 30, 1996 and 1995
                  (See Accountant's Review Report)
                            (Unaudited)

                                          3 Mnths Ended        3 Mnths Ended
                                          September 30         September 30
                                          1996                 1995
REVENUE AND INCOME
     Income from Settlement (Note 1)      $       -0-          $       -0-
     Interest Income                            1,197                3,076
                                          -----------          -----------
       Total Income                             1,197                3,076
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     30,931               14,097
     Interest                                  23,412               23,087
     Transfer Fees                                750                  750
     Filing Fees                                  -0-                  250
     Telephone                                    100                   96
     Travel                                     1,633                  -0-
     Office Expense                                44                   51
                                          -----------          -----------
        Total Costs and Expenses               56,870               38,331
                                          -----------          -----------
Net Income (Loss)                         (    55,673)         (    35,255)

Deficit Beginning of Period               ( 5,096,994)         ( 5,101,888)
                                          -----------          -----------
Deficit End of Period                     ( 5,152,667)         ( 5,137,143)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 4)                       ($     .002)         ($     .001)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Three Months Ended September 30, 1996 and 1995
                 (See Accountant's Review Report)
                            (Unaudited)


                                          Sept 30              Sept 30
                                          1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                    ($   55,673)         ($   35,255)
     Changes in
          Note Receivable                      58,983               27,424
          Accrued Interest Payable             15,215               23,088
                                          -----------          -----------
     NET OPERATING CASH                        18,525               15,257
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of Notes Payable           (    11,316)                 -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash                 7,209               15,257

Cash Beginning of Period                       10,157               24,081
                                          -----------          -----------
Cash End of Period                         $   17,366           $   39,338
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       September 30, 1996


                            THE COMPANY
                            -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has been engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT
                      ----------------------
The Company does not own any real or personal property.


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

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against Global Gaming and Technology, Inc. for declaratory judgment of non-infringement, invalidity, unenforceability and laches. This lawsuit arose as a result of the New
Jersey litigation (see above paragraph), and was filed for the purpose of having Global's patent declared invalid. The Company filed a counter-claim for infringement against IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        September 30, 1996



As a result of this action, on June 30, 1994 the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non-exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company will receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000), (See Note 1 for details).

The Company has also settled independently with Sigma Game, Inc. and Universal Distributing of Nevada, Inc. (See Note 1 for details).

On September 18, 1996, Global Gaming & Technology, Inc. completed its patent infringement trial (U.S. Patent 4,099,722) against International Gaming Technology (IGT) in the United States Federal District Court in Reno, Nevada. A ruling from the Court will be forthcoming. The company's damage claim is in excess of $56,000,000 before taking into account attorneys fees and costs, request for treble damages and prejudgement interest. At the close of the trial, no indication was given by the Court as to its ruling with respect to either liability or damages.

At this time, the Company believes that its only financial exposure in this case is the payment of any fees and costs that may be awarded by the court if IGT prevails on its claim, the amount of which exposure is difficult to predict at present but may be material. The patent expired at the end of July 1995.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1996



NOTE 1 - Notes Receivable
------------------------
The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the following schedule:

     A. $10,166.66 per month shall be paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

     C. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $141,718
         Note Receivable - Non-Current                529,653
                                                     --------
         Balance as of September 30, 1996            $671,371
                                                     ========

The amount of this royalty payment is secured by a note from Bally's Gaming. Since June 30, 1994, the company has been receiving timely monthly installment payments on this note.

Also due is a Promissory Note from Sigma Game, Inc. from a settlement arising out of litigation. The following is a schedule of payments made and to be made to Global Gaming and Technology, Inc. and has been discounted at 8% to reflect the present value of the remaining payments, (Current $20,640, Non-Current $33,865):

         February 7, 1996               $95,000
         February 7, 1997                25,000
         February 7, 1998                25,000
         February 7, 1999                12,500


Settlement with UDN consisted of three payments of $19,513, final payment received in July of 1996, and 10 slot machines (The Company's share valued at $28,500) due 8/31/96 and not yet received.

Also included in Note Receivable - Current Portion is a Note for $2,675 due from a local firm for the sale of all inventory.

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          September 30, 1996

NOTE 2 - Notes Payable
----------------------
                             Current          Non-Current
                             Maturities       Maturities       Total
Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%              $  723,983       $    - 0 -       $  723,983

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%                105,490            - 0 -          105,490

William T. O'Donnel, Sr.
Payable upon demand.
Interest payable
quarterly at 8%                 306,436            - 0 -          306,436

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,443            - 0 -          19,443
                             ----------         ---------     ----------
     TOTAL                   $1,155,352            - 0 -      $1,155,352
                             ==========         =========     ==========

Accrued interest payable at 09/30/96 is $1,036,602.

NOTE 3 - Stockholders' Deficiency
---------------------------------
                                                   Paid in
                                                   Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1996                                                        4,894
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   ($5,096,994)
                      -----------      --------    ----------   ------------
Net Income
 (Loss) For The
 Three months
 ended 09/30/96                                                 (    55,673)
                      -----------      --------    ----------   ------------
Balance at
 09/30/96              26,378,577      $263,786    $3,395,062   ($5,152,667)
                      ===========      ========    ==========   ============

                   Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                and Notes to Financial Statements
                       September 30, 1996

NOTE 4 - Earnings (Loss) Per Share
----------------------------------
Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of September 30, 1996, the Company had negative working capital of $1,948,001. The Company has no commitments for capital expenditures.

As of September 30, 1996, the Company had negative stockholders' equity of $1,493,819.

During the three months ended September 30, 1996, the Company realized total revenues of $1,197 and expenses of $56,870.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended September 30, 1996. The Company has been dormant for the past several years.

Patents expired at the end of July, 1995 and are the subjects of current litigation pending a ruling by the court.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets. During the three months ended September 30, 1996, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - Litigation
(Page 8-9)


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
None


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
During the three months ended September 30, 1996, Michael Wichinsky (19% stockholder) was repaid $13,700 from the Company as interest and principal payments on his note to the Company (Current balance $723,983, 8% interest, payable upon demand). Michael Wichinsky also has a note to the Company in the amount of $105,490 (10% interest, payable upon demand). The Estate of William T. O'Donnell, Sr. (10% stockholder) was repaid $5,813 from the Company as interest and principal payments on his note to the Company (Current balance $306,436, 8% interest, payable upon demand). Accrued Interest Payable on these notes as of September 30, 1996 amounts to $1,036,602.


ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
Not Applicable

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:    11/12/96
       -------------------

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


DATED:     11/12/96
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director