Form 10-Q
period 1996-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1997-02-12
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Six Months Ended December 31, 1996

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
                         X   YES        NO
                       -----       -----
As of December 31, 1996, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                           Form 10-Q
                Quarter Ended December 31, 1996






                        TABLE OF CONTENTS


                                                           Page
PART I  - Financial Information:
--------------------------------
     Item I  - Financial Statements
          Accountants Review Report                          4
          Balance Sheet                                      5
          Statement of Operations and Deficit               6-7
          Statement of Cash Flows                            8
          Summary of Significant Accounting Policies        9-10
          Notes to Financial Statements                    11-13


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                  14


PART II - Other Information:                                15
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a vote of security holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 1996
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of December 31, 1996 and the related statements of operations, deficit, and cash flows for the three months and six months ended December 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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


Las Vegas, Nevada
January 27, 1996

                Global Gaming and Technology, Inc.
                         Balance Sheet
               December 31, 1996 and June 30, 1996
                 (See Accountant's Review Report)

                                          Dec 31              June 30
                                          1996                 1996
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    20,092          $    10,157
    Note Receivable-Current (Note 1)          264,832              272,250
                                          -----------          -----------
       Total Current Assets                   284,924              282,407
                                          -----------          -----------
OTHER ASSETS
     Note Receivable (Note 1)                 397,407              475,377
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                    397,707              475,677
                                          -----------          -----------
     TOTAL ASSETS                         $   682,631          $   758,084
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     8,175          $     8,175
     Accrued Interest                       1,059,444            1,021,387
     Notes Payable (Note 2)                 1,155,352            1,166,668
                                          -----------          -----------
        Total Current Liabilities           2,222,971            2,196,230
                                          -----------          -----------
LONG-TERM LIABILITIES
     Notes Payable - Net of Current
       Maturities (Note 2)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 3)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,199,188)         ( 5,096,994)
                                          -----------          -----------
        Total Stockholder's Deficit       ( 1,540,340)         ( 1,438,146)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   682,631          $   758,084
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
               Statement of Operations and Deficit
         For the Three Months Ended December 31, 1996 and
              the Six Months Ended December 31, 1996
                 (See Accountant's Review Report)
                           (Unaudited)

                                          3 Months Ended       6 Months Ended
                                          December 31          December 31
                                          1996                 1996
REVENUE AND INCOME
     Income from Settlement (Note 1)      $       -0-          $       -0-
     Interest Income                            4,095                5,292
                                          -----------          -----------
       Total Income                             4,095                5,292
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     25,990               56,921
     Interest                                  22,843               46,255
     Transfer Fees                              1,000                1,750
     Filing Fees                                  -0-                  -0-
     Telephone                                    213                  313
     Travel                                       -0-                 1633
     Office Expense                               106                  150
     License and Taxes                             28                   28
     Advertising                                  436                  436
                                          -----------          -----------
        Total Costs and Expenses               50,616              107,486
                                          -----------          -----------
Net Income (Loss)                         (    46,521)         (   102,194)

Deficit Beginning of Period               ( 5,152,667)         ( 5,096,994)
                                          -----------          -----------
Deficit End of Period                     ( 5,199,188)         ( 5,199,188)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 4)                       ($    .0018)         ($    .0039)
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
                            (Unaudited)

                                          3 Months Ended       6 Months Ended
                                          December 31          December 31
                                          1995                 1995
REVENUE AND INCOME
      Income from Settlement (Note 1)     $       -0-          $       -0-
      Interest Income                           2,524                5,600
                                          -----------          -----------
        Total Income                      $     2,524          $     5,600
                                          -----------          -----------
COSTS AND EXPENSES
      Professional Services                    38,985               53,082
      Interest                                 23,087               46,174
      Transfer Fees                               750                1,500
      Filing Fees                                  25                  275
      Telephone                                   176                  272
      Travel                                      -0-                  -0-
      Office Expense                               84                  135
      License and Taxes                            25                   25
      Advertising                                 -0-                  -0-
                                          -----------          -----------
        Total Costs and Expenses               63,132              101,463
                                          -----------          -----------
Income (Loss) for the period             (     60,608)        (     95,863)
                                          -----------          -----------
Deficit Beginning of Period              (  5,101,888)        (  5,101,888)
                                          -----------          -----------

Deficit End of Period                    ($ 5,162,496)        ($ 5,197,751)
                                          ===========          ===========
Income per Common Share (Note 4)         ($     .0023)        ($     .0036)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                 Global Gaming and Technology, Inc.
                     Statement of Cash Flows
        For the Six Months Ended December 31, 1996 and 1995
                 (See Accountant's Review Reports)
                           (Unaudited)

CAPTION                                   Dec 31               Dec 31
                                          1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                    ($  102,194)         ($   95,863)
     Changes in
          Accounts Payable                     26,741               31,175
          Note Receivable                      85,388               55,399
          Loan to Officer                         -0-                  -0-
          Prior Period Adjustment
               Income Taxes                       -0-                  -0-
                                          -----------          -----------
     NET OPERATING CASH                         9,935         (      9,289)
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                          -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of Notes Payable           (       -0-)                 -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash                 9,935         (      9,289)

Cash Beginning of Period                       10,157               24,081
                                          -----------          -----------
Cash End of Period                         $   20,092           $   14,792
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 8 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       December 31, 1996


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        December 31, 1996



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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1996



NOTE 1 - Notes Receivable
------------------------
The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the following schedule:

     A. $10,166.66 per month was paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

     C. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $213,017
         Note Receivable - Non-Current                363,542
                                                     --------
         Balance as of December 31, 1996             $576,559
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

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          December 31, 1996

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
                             ==========         =========     ==========

Accrued interest payable at 12/31/96 is $1,059,444.

NOTE 3 - Stockholders' Deficiency
---------------------------------
                                                   Paid in
                                                   Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1996                                                        4,894
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   ($5,096,994)
                      -----------      --------    ----------   ------------
Net Income
 (Loss) For The
 Six months
 ended 12/31/96                                                 (   102,194)
                      -----------      --------    ----------   ------------
Balance at
 12/31/96              26,378,577      $263,786    $3,395,062   ($5,199,188)
                      ===========      ========    ==========   ============

                  Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                         December 31, 1996

NOTE 4 - Earnings (Loss) Per Share
----------------------------------
Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of December 31, 1996, the Company had negative working capital of $1,938,047. The Company has no commitments for capital expenditures.

As of December 31, 1996, the Company had negative stockholders' equity of $1,540,340.

During the six months ended December 31, 1996, the Company realized total revenues of $5,292 and expenses of $107,486.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the six months ended December 31, 1996. The Company has been dormant for the past several years.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets. During the six months ended December 31, 1996, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - Litigation
(Page 9-10)


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
None


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
During the three months ended September 30, 1996, Michael Wichinsky (19% stockholder) was repaid $13,700 from the Company as interest and principal payments on his note to the Company (Current balance $723,983, 8% interest, payable upon demand). Michael Wichinsky also has a note to the Company in the amount of $105,490 (10% interest, payable upon demand). The Estate of William T. O'Donnell, Sr. (10% stockholder) was repaid $5,813 from the Company as interest and principal payments on his note to the Company (Current balance $306,436, 8% interest, payable upon demand). Accrued Interest Payable on these notes as of September 30, 1996 amounts to $1,059,444.


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


DATED:  2/5/97
       -------------------

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


DATED:   2/5/97
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director