Form 10-Q
period 1997-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1997-05-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Nine Months Ended March 31, 1997

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
                         X   YES        NO
                       -----       -----
As of March 31, 1997, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                           Form 10-Q
                Quarter Ended March 31, 1997






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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       March 31, 1997
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of March 31, 1997 and the related statements of operations, deficit, and cash flows for the three months and nine months ended March 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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


Las Vegas, Nevada
May 8, 1997

                Global Gaming and Technology, Inc.
                         Balance Sheet
               March 31, 1997 and June 30, 1996
                 (See Accountant's Review Report)

                                          Mar 31               June 30
                                          1997                 1996
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    46,420          $    10,157
    Note Receivable-Current (Note 1)          247,496              272,250
                                          -----------          -----------
       Total Current Assets                   293,916              282,407
                                          -----------          -----------
OTHER ASSETS
     Note Receivable (Note 1)                 298,044              475,377
     Machine Inventory                         28,500
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                    326,844              475,677
                                          -----------          -----------
     TOTAL ASSETS                         $   620,760          $   758,084
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Payroll Taxes                        $     1,378
     Accounts Payable                           8,000          $     8,175
     Accrued Interest                       1,056,790            1,021,387
     Notes Payable (Note 2)                 1,155,352            1,166,668
                                          -----------          -----------
        Total Current Liabilities           2,221,520            2,196,230
                                          -----------          -----------
LONG-TERM LIABILITIES
     Notes Payable - Net of Current
       Maturities (Note 2)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 3)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,259,608)         ( 5,096,994)
                                          -----------          -----------
        Total Stockholder's Deficit       ( 1,600,760)         ( 1,438,146)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   620,760          $   758,084
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
               Statement of Operations and Deficit
         For the Three Months Ended March 31, 1997 and
              the Nine Months Ended March 31, 1997
                 (See Accountant's Review Report)
                           (Unaudited)

                                          3 Months Ended       9 Months Ended
                                          March 31             March 31
                                          1997                 1997
REVENUE AND INCOME
     Income from Settlement (Note 1)      $       -0-          $       -0-
     Interest Income                           15,309               20,601
                                          -----------          -----------
       Total Income                            15,309               20,601
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     45,508              102,429
     Interest                                  22,345               68,600
     Transfer Fees                                500                2,250
     Filing Fees                                  -0-                  -0-
     Telephone                                    306                  619
     Travel                                       -0-                1,633
     Office Expense                               148                  298
     License and Taxes                            340                  368
     Salaries Expense                           3,250                3,250
     Payroll Tax Expense                          378                  378
     Miscellaneous                                  8                    8
     Bad Debt Expense                           2,500                2,500
     Advertising                                  446                  882
                                          -----------          -----------
        Total Costs and Expenses               75,729              183,215
                                          -----------          -----------
Net Income (Loss)                         (    60,420)         (   162,614)

Deficit Beginning of Period               ( 5,199,188)         ( 5,096,994)
                                          -----------          -----------
Deficit End of Period                     ( 5,259,608)         ( 5,259,608)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 4)                       ($    .0023)         ($    .0062)
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
                            (Unaudited)

                                          3 Months Ended       9 Months Ended
                                          March 31             March 31
                                          1996                 1996
REVENUE AND INCOME
      Income from Settlement (Note 1)     $   157,500          $   157,500
      Interest Income                           1,371                6,971
                                          -----------          -----------
        Total Income                      $   158,871          $   164,471
                                          -----------          -----------
COSTS AND EXPENSES
      Professional Services                    26,385               79,467
      Interest                                 23,087               69,261
      Transfer Fees                               750                2,250
      Filing Fees                                 -0-                  275
      Telephone                                   138                  410
      Travel                                      725                  725
      Office Expense                              -0-                  135
      License and Taxes                           -0-                   25
      Advertising                                 -0-                  -0-
                                          -----------          -----------
        Total Costs and Expenses               51,085              152,548
                                          -----------          -----------
Income (Loss) for the period                  107,786               11,923

Deficit Beginning of Period              (  5,197,751)        (  5,101,888)
                                          -----------          -----------

Deficit End of Period                    ($ 5,089,965)        ($ 5,089,965)
                                          ===========          ===========
Income per Common Share (Note 4)          $     .0041          $     .0005
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                 Global Gaming and Technology, Inc.
                     Statement of Cash Flows
        For the Nine Months Ended March 31, 1997 and 1996
                 (See Accountant's Review Reports)
                           (Unaudited)

CAPTION                                   Mar 31               Mar 31
                                          1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                    ($  162,614)          $   11,923
     Changes in
          Payroll Taxes                         1,378
          Accounts Payable                (       175)                 -0-
          Accrued Interest Payable             35,403               54,261
          Note Receivable                     202,087               11,862
          Machine Inventory               (    28,500)                 -0-
                                          -----------          -----------
     NET OPERATING CASH                        47,579               78,046
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                          -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of Notes Payable           (    11,316)                 -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash                36,263               78,046

Cash Beginning of Period                       10,157               24,081
                                          -----------          -----------
Cash End of Period                         $   46,420           $  102,127
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 8 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       March 31, 1997


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        March 31, 1997



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

The Company has also settled independently with Sigma Game, Inc. and Universal Distributing of Nevada, Inc. (See Note 1 for details).

On September 18, 1996, Global Gaming & Technology, Inc. completed its patent infringement trial (U.S. Patent 4,099,722) against International Gaming Technology (IGT) in the United States Federal District Court in Reno, Nevada. The decision from the United States District Court for the District of Nevada is as follows.

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding Global's patent infringement claim which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe Global's patent, but held that the patent was invalid because the invention disclosed therein was on sale more than one year prior to the date on which Global's patent application was filed. Subsequently, the United States District Court for the State of Nevada agreed to entertain a motion for reconsideration of that portion of the Decision which concerns whether Global's patent is invalid. Global's request for reconsideration is currently pending with the Court. The Court further indicated that no judgement order would be entered in this case until Global's request for reconsideration is resolved.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        March 31, 1997



NOTE 1 - Notes Receivable
------------------------
The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the following schedule:

     A. $10,166.66 per month was paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

     C. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $225,205
         Note Receivable - Non-Current                286,470
                                                     --------
         Balance as of March 31, 1997                $511,675
                                                     ========

The amount of this royalty payment is secured by a note from Bally's Gaming. Since June 30, 1994, the company has been receiving timely monthly installment payments on this note. However, as of May 1997, Bally has ceased making payments on the promissory note which it signed pending final resolu-tion of the patent infringement litigation against IGT. Global disputes that Bally has any right to suspend these payments and is currently pursuing a resolution of the matter.

Also due is a Promissory Note from Sigma Game, Inc. from a settlement arising out of litigation. The following is a schedule of payments made and to be made to Global Gaming and Technology, Inc. and has been discounted at 8% to reflect the present value of the remaining payments, (Current $22,291, Non-Current $11,574):

         February 7, 1996               $95,000
         February 7, 1997                25,000
         February 7, 1998                25,000
         February 7, 1999                12,500


Settlement with UDN consisted of three payments of $19,513, final payment received in July of 1996, and 10 slot machines (The Company's share valued at $28,500) received during the first quarter of 1997.

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          March 31, 1997

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
                             ==========         =========     ==========

Total accrued interest payable at 3/31/97 is $1,056,790. $9,833 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,046,957 is owed to Michael Wichinsky.

NOTE 3 - Stockholders' Deficiency
---------------------------------
                                                   Paid in
                                                   Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1996                                                        4,894
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   ($5,096,994)
                      -----------      --------    ----------   ------------
Net Income
 (Loss) For The
 Nine months
 ended 3/31/97                                                 (   162,614)
                      -----------      --------    ----------   ------------
Balance at
 3/31/97              26,378,577      $263,786    $3,395,062   ($5,259,608)
                      ===========      ========    ==========   ============

                  Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                         March 31, 1997

NOTE 4 - Earnings (Loss) Per Share
----------------------------------
Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of March 31, 1997, the Company had negative working capital of $1,927,604. The Company has no commitments for capital expenditures.

As of March 31, 1997, the Company had negative stockholders' equity of $1,600,760.

During the nine months ended March 31, 1997, the Company realized total revenues of $20,601 and expenses of $183,215.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the nine months ended March 31, 1997. The Company has been dormant for the past several years.

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

The Company employs one person on a part-time basis.

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. In effect, sales are confined to much smaller and less lucrative markets. During the nine months ended March 31, 1997, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - Litigation
(Page 9-10)


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
None


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
During the nine months ended March 31, 1997, Michael Wichinsky (19% stockholder) was repaid $31,252 from the Company as interest and principal payments on his note to the Company (Current balance $723,983, 8% interest, payable upon demand). Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable upon demand). The Estate of William T. O'Donnell, Sr. (10% stockholder) was repaid $13,261 from the Company as interest and principal payments on his note to the Company (Current balance $306,436, 8% interest, payable upon demand). Accrued Interest Payable on these notes as of March 31, 1997 amounts to $1,056,790, $1,046,957 payable to Wichinsky and $9,833 payable to O'Donnell.


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


DATED:   5/12/97
       -------------------

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


DATED:    5/12/97
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director