Form 10-K
period 1997-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1997-09-29
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Fiscal Year Ended June 30, 1997

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

As of June 30, 1997, there was issued and outstanding 26,378,577 shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value as an affiliate was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes).

                  Global Gaming and Technology, Inc.
                             Form 10-K
                           June 30, 1997

                         TABLE OF CONTENTS
                                                                Page

ITEM  1 -  Business                                            3,4,5

ITEM  2 -  Properties                                              5

ITEM  3 -  Legal Proceedings                                     5,6

ITEM  4 -  Submission of Matters to a Vote of Security Holders     7

ITEM  5 -  Market for Registrant's Common Stock                    7

ITEM  6 -  Selected Financial Data                                 8

ITEM  7 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8,9

ITEM  8 -  Financial Statements                                    9

ITEM  9 -  Disagreements on Accounting and Financial Disclosure    9

ITEM 10 -  Directors, Executive Officers, Promoters, and
           Control Persons of the Registrant                 9,10,11

ITEM 11 -  Executive Compensation                                 11

ITEM 12 -  Security Ownership of Certain Beneficial
           Owners and Management                                  12

ITEM 13 -  Certain Relationships and Related Transactions         13

ITEM 14 -  Exhibits, Financial Statement Schedules                13

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

               New Products; Research and Development
               --------------------------------------
The Company has not developed any new products during the fiscal year ended June 30, 1997, nor is the development of new products contemplated in the future. Since the electronic gaming device industry is constantly employing new products, the Company is not competitive in any markets.

                            Products
                            --------
No new machines have been manufactured during the year ended June 30, 1997.


                      Marketing and Service
                      ---------------------
The Company has not been successful in expanding its market or marketing its products during the fiscal year ended June 30, 1997. The Company does not contemplate any material marketing activities during the next year ended June 30, 1998.

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

                          Manufacturing
                          -------------
Manufacture of the Company's products consists of the assembly of machines from parts and components, some of which are standard and others of which are made to the Company's specifications. These parts and components are readily obtainable from several sources of supply and the Company does not rely on any one vendor as a source for the parts and components. No new machines were manufactured during the year ended June 30, 1997.

                           Employees
                           ---------
As of June 30, 1997, the Company had one employee.

                            Patents
                            -------
The Company holds one United States Letters Patent issued in fiscal 1979, relating to the design and operation of its products and their various components. The Company is of the opinion that this Letters Patent has competitive value in that it would require competitors to use non-infringing designs to achieve the technological advances obtained by use of the designs covered in the Letters Patent. However, the Company believes that player appeal, cost of ownership and service, and prices are, and will be, of greater significance in establishing and maintaining a competitive position in the industry. United States Letters Patents have a duration of 17 years from the date of issue and are not renewable. Patents are the subject of current litigation. (See Litigation - Item 3)

                       Government Regulation
                       ---------------------
Manufacturers and distrubutors of gaming devices in the State of Nevada and in Atlantic City, New Jersey (the primary American markets) are subject to licensure and extensive regulation. These licenses are issued after extensive investigations into the moral reputation and financial background of the individuals (and entities) applying for a gaming license. The licenses are revocable, nontransferable and renewable.

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

As a result of this action, on June 30, 1994, the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non-exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company was to receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000). (See Note 2(1) for details).

The Company reports that Bally Gaming International, Inc. ("Bally") has ceased making payments pursuant to the promissory note dated May 2, 1994. As a result, the Company has initiated a breach of contract action in the Circuit Court of Cook County located in Chicago, Illinois. In response to this lawsuit, Bally has asserted in a counterclaim that it is not obligated to make any further payments and demands a refund of all prior payments made. As a result of the financial position of the Company, the manner in which this matter is resolved is likely to have a significant financial impact on the company.

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against the Company for declaratory judgement of non-infringement, invalidity, unenforceability and laches. This lawsuit arose as a result of the New Jersey litigation described above, and was filed for the purpose of having Global's patent declared invalid. The Company filed a counterclaim for infringement against IGT North America, Universal Distributing of Nevada, Inc., and Sigma Game, Inc. The Company has settled independently with Universal Distributing of Nevada, Inc. and Sigma Game, Inc. (See Note 2 for details).

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid because the invention disclosed therein was on sale more than one year prior to the date on which the Company's patent application was filed. Subsequently, the United States District Court for the State of Nevada agreed to entertain a motion for reconsideration of that portion of the Decision which concerns whether the Company's patent is invalid. The Company's request for reconsideration is currently pending with the Court. The Court further indicated that no judgement order would be entered in this case until the Company's request for reconsideration is resolved.

With regards to the patent infringement litigation against IGT, the Company is currently pursuing an appeal of the trial court's order finding that the Company's Patent No. 4,099,722('722 Patent) is invalid as a result of the on-sale bar. This appeal will be heard by the United States Appellate Court for the Federal Circuit located in Washington D.C. The Company believes its appeal is meritorious and that it will ultimately prevail on the merits of the case, although it cautions investors that the outcome of litigation is difficult to predict. This appeal is in its initial stages and is expected to take at least one year to resolve.

The Company will be incurring legal costs regarding the prosecution of its infringement claims. Per Counsel for the Company, at present it is difficult to determine these future legal costs.

Item 4 - Submission of Matters to Vote of Security Holders:

No matter was submitted to the vote of security holders during the fiscal year.


                              PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters:

The Common Stock of the Company is traded in the over-the-counter market. The Company had 2,743 shareholders of record on June 30, 1997.

The following table indicates the range of high and low bid prices of the Company's Common Stock for the quarterly periods starting September 30, 1994, in the "Pink Sheets." No quotes are available from the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes:

                                             High            Low
                                          Bid    Ask      Bid    Ask

Quarter Ending September 30, 1994         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1994          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1995             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1995              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1995         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1995          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1996             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1996              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1996         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1996          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1997             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1997              1/8    3/8      1/8    3/8

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

                         Year Ended June 30
                        1997       1996       1995       1994       1993
                        --------   --------   --------   --------   --------
Total Revenues          $ 20,601   $245,078   $ 25,230   $918,450   $ 11,819

Net Income (Loss)       (202,091)     4,894   (137,633)   788,781   (356,520)

Income (Loss) per
  Common Share             (.01)       .00       (.01)       .028      (.014)

Cash Dividends per
  Common Share               -0-        -0-        -0-        -0-        -0-

Total Assets             604,275    758,084    772,789    919,939     12,561

Long-Term Debt               -0-        -0-        -0-        -0-        -0-

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

Total debt of the Company aggregated $1,155,352, $1,166,668 and $1,173,785 (exclusive of accounts payable and accrued expenses) for the years ended June 30, 1997, 1996 and 1995, respectively. Of these amounts, $829,474, $837,414 and $841,879 was owed to Michael Wichinsky as of June 30, 1997, 1996 and 1995, respectively. Total revenues aggregated $20,601, $245,078 and $25,230 for the years ended June 1997, 1996 and 1995, respectively. Income in 1996 of $245,078 consisted of settlements of $149,505 from Sigma Game, Inc. and $87,039 from Universal Distributing of Nevada, Inc. This income is non-recurring. As of June 30, 1997 and 1996, the Company has negative working capital of $2,163,786 and $1,913,823, respectively. At the present time, the Company has not adopted any plan to resume operations.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The Company has been dormant for the past several years. The Company did not manufacture any gaming devices during the fiscal years ended June 30, 1997 and 1996, and does not anticipate having the necessary resources to manu-facture devices in the future. This fact, combined with the Company's lack of licenses described above, is anticipated to have a material adverse impact upon the Company's ability to generate revenues in the future.

Primary costs of the Company include interest and annual administrative costs of $222,692, $240,184 and $211,260 for the years ended June 30, 1997, 1996 and 1995, respectively.

The rate of inflation has had no impact on the Company's operations because the Company has been dormant for the last several years.


Item 8 - Financial Statements and Supplementary Data:

See Index to Financial Statements on page 17.


Item 9 - Disagreements on Accounting and Financial Disclosures:

There have been no disagreements on accounting or financial disclosures with accountants.


                               PART III

Item 10 - Directors and Executive Officers of the Registrant:

Effective June 2, 1997, the following persons were appointed as directors and officers of the corporation for a term of one year or until the next election of Directors.

     Name                                                  Age
     ----                                                  ---
     Mark Sarason: President, Secretary, Treasurer.         50

     Wayne D. Umbertis: Director.                           59

     Constance Koplow:  Director.                           57

Mark Sarason has 26 years experience in the gaming industry, directed pri-marily to marketing and marketing operations. The last three years Mr. Sarason has acted as president of Casino Marketing Services, Ltd., a company specializing in marketing development programs for secondary gaming destin-ations. Prior to his activities with CMS, Mr. Sarason has held positions of Executive Director of Casino Marketing and Director of Customer Development for Harrah's, Atlantic City, NJ.

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

Constance Koplow has a Bachelor of Arts and Master of Education Administration degree from the University of Nevada Las Vegas. She has owned and operated two businesses, one in women's ready to wear retail and one in food service. She served as an administrator at the Community College of Southern Nevada for nine years and has sixteen years experience in the gaming industry.

None of the foregoing directors have held directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company reg-istered as an investment company under the Investment Company Act of 1940.

During the past five years, none of the foregoing officers or directors have been (i) involved in any Federal Bankruptcy proceedings, (ii) convicted in a criminal proceeding, (iii) the subject of a pending criminal proceeding, (iv) the subject of any order, judgment, or decree not subsequently reversed, sus-pended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting activities as an investment advisor, underwriter, broker, or dealer in securities, or as an affiliated person, director, or insurance company, or engaging in or contin-uing in any conduct or practice in connection with such activity, or from engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or in connection with any violation of Federal or state securities laws.

Additionally, none of such persons were the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, or any Federal or state authority barring, suspending, or otherwise limiting for more than sixty
(60) days the right of such person to engage in any activity referred to above, or to be associated with any person engaged in any such activity, nor was any such person found by a court of competent jurisdiction in a civil action or by the Securities & Exchange Commission to have violated any Federal or state securities law.


Item 11- Executive Compensation:

The Company paid $14,825 to Constance Koplow in the fiscal year ended June 30, 1997. None of the officers or directors were indebted to the Company during the fiscal year. The Company does not contemplate any increase in the payment of salaries to officers or directors in the near future. During the fiscal years ended June 30, 1997, 1996 and 1995, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth as of June 30, 1997, the number of shares of common stock beneficially owned by each person known by the Company to own more than 5% of the common stock and the percentage of common stock represent-ed thereby.


Name and Address of            Title of         Number of       % of
Beneficial Owner               Class            Shares Owned    Class
------------------             -------          ------------    -----
Michael Wichinsky
2575 Highland Drive
Las Vegas, NV 89109            Common Stock     5,120,493*        19%

Estate of
W.T. O'Donnell, Sr.
144 Green Bay Road
Winnetka, IL 60093             Common Stock     4,470,275*        17%

Glenn E Wichinsky
1200 W Federal Hwy
Boca Raton, FL 33432           Common Stock     2,964,647*        11%

Nessa Alice Mary Charleton
5 Crowe Street
Dundalk Company
Louth, Rep of Ireland          Common Stock     1,459,214*         6%

Claudia Wichinsky
2900 Gilmary
Las Vegas, NV 89107            Common Stock     2,155,584          8%

CEDE & Co.
Box 20 Bowling Green Station
New York, NY 10004             Common Stock     5,260,304         20%

* The foregoing shares include the following number of shares held by Michael Wichinsky in trust on behalf of the persons named herein:

     Michael Wichinsky                  41.67%      3,129,411
     Estate of W.T. O'Donnell, Sr.      38.22%      2,870,275
     Nessa Alice Mary Charleton          8.33%        625,881
     Glenn Wichinsky                    11.78%        885,017
                                       -------      ---------
     Total Shares in Trust             100.00%      7,510,584


Item 13 - Certain Relationships and Related Transactions:

(A)  Transactions with Management and Related Parties
     ------------------------------------------------
     During the year ended June 30, 1997, Michael Wichinsky was repaid $31,252 from the Company as interest and principal payments on his note to the Company and the Estate of William T. O'Donnell, Sr. was repaid $13,261 as interest and principal payments on his note to the Company.

(B)  Certain Business Relationships
     ------------------------------
     The existing business and personal relationships between the Directors and Officers are as follows:

     Mark Sarason was appointed as President, Secretary and Treasurer effective June 2, 1997 until the next annual election of the Board of Directors.


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

DATED:  09/12/97
      --------------------
                                GLOBAL GAMING & TECHNOLOGY, INC.

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


DATED: 09/12/97
      --------------------
                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Chief Financial Officer


                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Secretary/Treasurer

                              EXHIBIT A

                        FINANCIAL STATEMENTS

                  Global Gaming and Technology, Inc.
                         Financial Statements
                    June 30, 1997, 1996 and 1995

                  Global Gaming and Technology, Inc.
                         Financial Statements
                    June 30, 1997, 1996 and 1995


                          TABLE OF CONTENTS
                          -----------------

                                                         PAGE
                                                         ----
Accountant's Opinion                                      18

Balance Sheets                                            19

Statement of Operations and Deficit                       20

Statement of Cash Flows                                   21

Summary of Significant Accounting Policies           22 - 23

Notes to Financial Statements                        23 - 27

JOSEPH F ZERGA, LTD
CERTIFIED PUBLIC ACCOUNTANTS
2950 E FLAMINGO RD, STE L
LAS VEGAS, NV 89121
(702) 732-2775


To the Board of Directors
Global Gaming and Technology, Inc.
Las Vegas, Nevada

                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

We have audited the accompanying balance sheets of Global Gaming and Tech-nology, Inc. as of June 30, 1997 and 1996 and the related statements of operations, retained earnings (deficit), and cash flows for each of the years in the three year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements indicated above present fairly in all material respects the financial position of Global Gaming and Technology, Inc. at June 30, 1997 and 1996, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1997, in con-formity with generally accepted accounting principles.


Las Vegas, Nevada           Joseph F. Zerga
September 8, 1997

                   Global Gaming and Technology, Inc.
                            Balance Sheet
                    June 30, 1997 and June 30, 1996

                                            June 30,          June 30,
                                            1997              1996
                                            -----------       -----------
ASSETS
CURRENT ASSETS
     Cash                                   $    29,935       $    10,157
     Inventories (Note 2)                        28,500               -0-
     Notes Receivable-Current (Note 2)           22,291           272,250
                                            -----------       -----------
        Total Current Assets                     80,726           282,407
                                            -----------       -----------
PROPERTY AND EQUIPMENT - At Cost
     Net of Depreciation (Note 3)                   -0-               -0-
                                            -----------       -----------
OTHER ASSETS
     Deposits                                       300               300
     Notes Receivable (Note 2)                  523,249           475,377
                                            -----------       -----------
       Total Other Assets                       523,549           475,677
                                            -----------       -----------
       TOTAL ASSETS                         $   604,275       $   758,084
                                            ===========       ===========


LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses    $ 1,089,160       $ 1,029,562
     Notes Payable (Note 4)                   1,155,352         1,166,668
                                            -----------       -----------
        Total Current Liabilities             2,244,512         2,196,230
                                            -----------       -----------
LONG-TERM LIABILITIES
     Notes Payable (Note 4)                         -0-               -0-
                                            -----------       -----------
STOCKHOLDER'S DEFICIENCY (Note 5)
     Preferred Stock, $.01 par value
       1,000,000 Shares authorized,
       none issued.
     Common Stock, $.01 par value,
       27,000,000 Shares authorized,
       26,378,577 Shares issued for
       1997 and 1996 (Including
       51,382 held in the company
       name at no cost)                        263,786            263,786
     Paid in Capital in Excess of par        3,395,062          3,395,062
     Retained Deficit                      ( 5,299,085)       ( 5,096,994)
                                           -----------        -----------
        Total Stockholder's Deficiency     ( 1,640,237)       ( 1,438,146)
                                           -----------        -----------
          TOTAL LIABILITIES AND
          STOCKHOLDER'S DEFICIENCY         $   604,275        $   758,084
                                           ===========        ===========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 19 -

                  Global Gaming and Technology, Inc.
            Statement of Operations and Accumulated Deficit
           For the Years Ended June 30, 1997, 1996 and 1995

                                June 30,        June 30,        June 30,
                                1997            1996            1995
                                -----------     -----------     -----------
REVENUE AND INCOME
     Royalty Income             $       -0-     $       -0-     $     3,120
     Other Income (Note 8)              -0-         236,544             163
     Machine & Parts Sales              -0-             -0-           2,500
     Interest Income                 20,601           8,534          19,447
                                -----------     -----------     -----------
       Total Revenue                 20,601         245,078          25,230
                                -----------     -----------     -----------
COSTS AND EXPENSES
     Cost of Sales                      -0-             -0-           2,500
     Professional Services          110,918         133,563          79,579
     Interest                        92,768          94,426         108,574
     Wages & Salaries                 8,125             -0-             -0-
     Bad Debt Expense                 2,500             -0-             -0-
     Loss on Inventory                  -0-             -0-           7,500
     Other General & Admin            8,381          12,195          13,107
                                -----------     -----------     -----------
       Costs and Expenses           222,692         240,184         211,260
                                -----------     -----------     -----------

Income (Loss) from Operations      (202,091)          4,894        (186,030)

Extraordinary Item - Gain on
  Extinguishment of Debt                -0-             -0-          48,397

Prior Period Adjustment Income
  Taxes (Note 7)                        -0-             -0-        (  9,736)

Deficit Beginning of Period     ( 5,096,994)    ( 5,101,888)    ( 4,954,519)
                                -----------     -----------     -----------
Deficit End of Period           ($5,299,085)    ($5,096,994)    ($5,101,888)
                                ===========     ===========     ===========
Earnings Per Share:

Income (Loss) per Common
  Share Before Extraordinary
  Item (Note 6)                ($       .01)     $      .00    ($       .01)
                                ===========     ===========     ===========
Income (Loss) per Common
  Share After Extraordinary
  Item (Note 6)                ($       .01)     $      .00    ($       .01)
                                ===========     ===========     ===========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 20 -

                  Global Gaming and Technology, Inc.
                       Statement of Cash Flows
           For the Years Ended June 30, 1997, 1996 and 1995

                                   June 30,      June 30,      June 30,
                                   1997          1996          1995
                                   ---------     ---------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
     Net Income (Loss)            ($202,091)      $  4,894     ($137,633)
     Depreciation                        -0-           -0-           -0-
  Changes in:
     Note Receivable (Current)       249,959     ( 165,905)       47,325
     Inventories                   (  28,500)          -0-        10,000
     Accounts Payable                 59,598     (  12,482)       35,596
     Notes Payable                 (  11,316)    (   7,117)    (  35,377)
                                   ---------     ---------     ---------
       Total  Operating               67,650     ( 180,610)    (  80,089)
                                   ---------     ---------     ---------
CASH FLOWS FROM
INVESTING ACTIVITIES
     Capital Expenditures                -0-           -0-           -0-
                                   ---------     ---------     ---------
CASH FLOW FROM
FINANCING ACTIVITIES
     Prior Period Adjustment             -0-           -0-     (   9,736)
     Notes Receivable              (  47,872)      166,686       112,717
                                   ---------     ---------     ---------
       Total Financing             (  47,872)      166,686       102,981
                                   ---------     ---------     ---------
Net Increase (Decrease) in Cash       19,778     ( 13,924)        22,892

Cash at the Beginning                 10,157        24,081         1,189
                                   ---------     ---------     ---------
Cash at the End                    $  29,935     $  10,157     $  24,081
                                   =========     =========     =========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 21 -

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1997, 1996 and 1995

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

                              LITIGATION
                              ----------
See Item 3, Page 5 - 6.

                               ESTIMATES
                               ---------

The preparation of financial statements in conformity with generally accepted accounting principals requires the use of management's estimates.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1997, 1996 and 1995

                NET OPERATING LOSS CARRYFORWARDS TO 1998
                ----------------------------------------

                                               Expires
                                               -------
1983               $ 1,184,519                 1998
1984                   455,313                 1999
1985                   276,972                 2000
1986                   226,859                 2001
1987                   216,931                 2002
1988                   451,580                 2003
1989                   104,956                 2004
1990                   136,629                 2005
1991                   362,469                 2006
1992                   122,207                 2007
1993                   356,521                 2008
1995                   137,588                 2010
1997                   202,091                 2012
                   -----------
                   $ 4,234,635
                   ===========

NOTE 1 - Inventories

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of June 30, 1997. (See Note 2(3) for details).

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                      June 30, 1997, 1996 and 1995

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

     C. $147,000 was received during the year ended 6/30/97. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion            $     -0-
         Note Receivable - Long Term                    511,675
                                                      ---------
         Note Balance as of June 30, 1997             $ 511,675
                                                      =========

         The amount of this payment is secured by a note from Bally's Gaming. Since June 30, 1994, the Company had been receiving monthly install-ment payments on this note through April 1, 1997. This note is currently in default, and has been classified as a long term receiv-able. (See Item 3, Legal Proceedings).

(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received during the year ended 6/30/97. The following scheduled payments have been discounted at 8% to reflect the present value on June 30, 1997 of the note of $33,865.

          February 7, 1998           $ 25,000
          February 7, 1999             12,500


(3) The note due from Universal Distributing of Nevada, Inc. was from a settlement arising out of litigation. Payments totaling $39,026 were received in the year ended June 30, 1996. The final payments due from this note consisted of $19,513 collected in July 1996 and ten (10) slot machines, received in August 1996, the Company's share valued at $28,500. Final payments due from this note were received in the year ended
     June 30, 1997.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                      June 30, 1997, 1996 and 1995

Note 2 - Notes Receivable (Continued)

(4) $2,675 was due from a local company for the sale of all inventory. This note was considered uncollectible by management, and was written off in the year ended June 30, 1997.


NOTE 3 - Property and Equipment

The Company has no real or personal property as of June 30, 1997.


NOTE 4 - Notes Payable

                             Current         Non-Current
                             Maturities      Maturities      Total
Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%              $  723,984      $      -0-      $  723,984

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%                105,490             -0-         105,490

Estate of
William T O'Donnell Sr.
Payable upon demand.
Interest payable
quarterly at 8%                 306,436             -0-         306,436

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,443             -0-          19,443
                             ----------      ----------      ----------
                             $1,155,353      $      -0-      $1,155,353
                             ==========      ==========      ==========

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1997, 1996 and 1995

NOTE 5 - Stockholders' Deficiency

                  Number of      Com Stock      Paid in
                  Shares         $.01 Par       Capital        (Deficit)

Balance at
June 30, 1994     26,378,577     $  263,786     $3,395,062     ($4,954,519)

Net Income for
Year Ended
June 30, 1995                                                  (   186,030)

Extraordinary
Item - Gain                                                         48,397

Prior Period
Adjustment                                                     (     9,736)
                 ----------      ----------      ----------     ----------
Balance at
June 30, 1995    26,378,577      $  263,786      $3,395,062    ($5,101,888)

Net Income
Year Ended
June 30, 1996                                                        4,894
                 ----------      ----------      ----------     ----------
Balance at
June 30, 1996    26,378,577      $  263,786      $3,395,062    ($5,096,994)

Net Income
Year Ended
June 30, 1997                                                   (   202,091)
                 ----------      ----------      ----------      ----------
Balance at
June 30, 1997    26,378,577      $  263,786      $3,395,062      ($5,299,085)
                 ==========      ==========      ==========       ==========

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                     June 30, 1997, 1996 and 1995


NOTE 6 - Earnings (Loss) Per Share

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.


NOTE 7 - Prior-Period Adjustment - Income Taxes

At June 30, 1997, the Company has available a net Operating Loss carried forward from prior years in the amount of $4,234,635. The deficit at the beginning of the 1995 fiscal year has been adjusted to reflect alternative minimum tax liability for 1994. This tax liability was paid in full in the quarter ended September 30, 1994.


NOTE 8 - Other Income

Other Income for the year ended June 30, 1996 consists of settlements reached with Sigma Game, Inc. and Universal Distributing of Nevada in the amount of $149,505 and $87,039, respectively. The amount due from Sigma Game, Inc. has been discounted at 8% per annum.