Form 10-Q
period 1997-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1997-11-12
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Three Months Ended September 30, 1997

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

Registrant's Telephone Number, including Area Code:   702/732-1414

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

As of September 30, 1997, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended September 30, 1997






                        TABLE OF CONTENTS


                                                           Page
PART I  - Financial Information:
--------------------------------
     Item I  - Financial Statements
          Accountants Review Report                          4
          Balance Sheet                                      5
          Statement of Operations and Deficit                6
          Statement of Cash Flows                            7
          Summary of Significant Accounting Policies
          and Notes to Financial Statements                 8-15


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                  16


PART II - Other Information:                                17
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a vote of security holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 1997
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of September 30, 1997 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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

The financial statements for the year ended June 30, 1997 were audited by us and we expressed an unqualified opinion on them in our report dated September 8, 1997, but we have not performed any auditing procedures since that date.

As discussed in Note 1 to the financial statements, the Company is involved in current litigation, the outcome of which is uncertain, which raises substan-tial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           Joseph F. Zerga
Las Vegas, Nevada
November 3, 1997

                Global Gaming and Technology, Inc.
                         Balance Sheet
               September 30, 1997 and June 30, 1997
                 (See Accountant's Review Report)

                                          Sept 30              June 30
                                          1997                 1997
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    16,043          $    29,935
    Inventories (Note 2)                       28,500               28,500
    Notes Receivable-Current (Note 3)          22,291               22,291
                                          -----------          -----------
       Total Current Assets                    66,834               80,726
                                          -----------          -----------

PROPERTY AND EQUIPMENT-At Cost
     Net of Accumulated
      Depreciation (Note 4)                       -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 3)                 523,249              523,249
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                    523,549              523,549
                                          -----------          -----------
     TOTAL ASSETS                         $   590,383          $   604,275
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     7,578          $     8,202
     Accrued Interest                       1,104,395            1,080,958
     Notes Payable (Note 5)                 1,155,352            1,155,352
                                          -----------          -----------
        Total Current Liabilities           2,267,325            2,244,512
                                          -----------          -----------
LONG-TERM LIABILITIES
     Notes Payable - Net of Current
       Maturities (Note 5)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,335,790)         ( 5,299,085)
                                          -----------          -----------
        Total Stockholder's Deficit       ( 1,676,942)         ( 1,640,237)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   590,383          $   604,275
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended September 30, 1997 and 1996
                  (See Accountant's Review Report)
                            (Unaudited)

                                          3 Mnths Ended        3 Mnths Ended
                                          September 30         September 30
                                          1997                 1996
REVENUE AND INCOME
     Interest Income                              -0-                1,197
                                          -----------          -----------
       Total Income                               -0-                1,197
                                          -----------          -----------
COSTS AND EXPENSES
     Accounting Fees                            6,150                6,300
     Legal Fees                                   793               22,631
     Professional Services                        -0-                2,000
     Interest                                  23,437               23,412
     Transfer Fees                                750                  750
     Telephone                                    124                  100
     Travel                                       -0-                1,633
     Office Expense                               -0-                   44
     License and Taxes                             25                  -0-
     Salaries and Wages                         4,875                  -0-
     Payroll Tax Expense                          551                  -0-
                                          -----------          -----------
        Total Costs and Expenses               36,705               56,870
                                          -----------          -----------
Net Income (Loss)                         (    36,705)         (    55,673)

Deficit Beginning of Period               ( 5,299,085)         ( 5,096,994)
                                          -----------          -----------
Deficit End of Period                     ( 5,335,790)         ( 5,152,667)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 7)                       ($     .001)         ($     .002)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Three Months Ended September 30, 1997 and 1996
                 (See Accountant's Review Report)
                            (Unaudited)


                                          Sept 30              Sept 30
                                          1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                    ($   36,705)         ($   55,673)
     Changes in
          Accounts Payable                (       624)                 -0-
          Accrued Interest Payable             23,437               15,215
          Note Receivable                         -0-               58,983
                                          -----------          -----------
     NET OPERATING CASH                   (    13,892)              18,525
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of Notes Payable                  -0-           (    11,316)
                                          ------------         ------------
Net Increase (Decrease) in Cash            (   13,892)               7,209

Cash Beginning of Period                       29,935               10,157
                                          -----------          -----------
Cash End of Period                         $   16,043           $   17,366
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       September 30, 1997


                            THE COMPANY
                            -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has been engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT
                      ----------------------
Property and equipment, including significant improvements thereto, are car-ried at cost, less accumulated depreciation. Expenditures for repairs and main-tenance are charged to expenses as incurred. When assets are retired or dis-posed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods. As of Sep-tember 30, 1997, the Company has no real or personal property.


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        September 30, 1997


                      LITIGATION - Continued
                      ----------------------

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

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against the Company for declaratory judgment of non-infringement, invalidity, unenforceability and laches. This lawsuit arose as a result of the New Jersey litigation described above, and was filed for the purpose of having Global's patent declared invalid. The Company filed a counterclaim for infringement against IGT North America, Universal Distri-buting of Nevada, Inc., and Sigma Game, Inc. The Company has settled indepen-dently with Universal Distributing of Nevada, Inc. and Sigma Game, Inc. (See
Note 2 for details).

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid because the invention disclosed therein was on sale more than one year prior to the date on which Global's patent applica-tion was filed. Subsequently, the United States District Court for the State of Nevada agreed to entertain a motion for reconsideration of that portion of the Decision which concerns whether the Company's patent is invalid. The Company's request for reconsideration is currently pending with the Court. The Court further indicated that no judgement order would be entered in this case until the Company's request for reconsideration is resolved.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1997

                        LITIGATION - Continued
                        ----------------------

until the Company's request for reconsideration is resolved.

With regards to the patent infringement litigation against IGT, the Company is currently pursuing an appeal of the trial court's order finding that the Com-pany's Patent No. 4,099,722('722 Patent) is invalid as a result of the on-sale bar. This appeal will be heard by the United States Appellate Court for the Federal Circuit located in Washington D.C. The Company believes its appeal is meritorious and that it will ultimately prevail on the merits of the case, although it cautions investors that the outcome of litigation is difficult to predict. This appeal is in its initial stages and is expected to take at least one year to resolve.

The Company will be incurring legal costs regarding the prosecution of its infringement claims. Per Counsel for the Company, at present it is difficult to determine these future legal costs.


                               ESTIMATES
                               ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.


              NET OPERATING LOSS CARRYFORWARDS TO 1998
              ----------------------------------------

                                                             Expires
                                                             -------
     1983                    $1,184,519                        1998
     1984                       455,313                        1999
     1985                       276,972                        2000
     1986                       226,859                        2001
     1987                       216,931                        2002
     1988                       451,580                        2003
     1989                       104,956                        2004
     1990                       136,629                        2005
     1991                       362,469                        2006
     1992                       122,207                        2007
     1993                       356,521                        2008
     1995                       137,588                        2010
     1996                       202,091                        2012
                              ---------
                             $4,234,635
                              =========

                    Global Gaming and Technology, Inc.
                Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                           September 30, 1997


Note 1 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------

As discussed in Item II-Management's Discussion and Analysis of Financial Condition and Results of Operations (page 16), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of September 30, 1997, the Company has negative working capital of $2,200,491 and negative stockholders' equity of $1,676,942.

As discussed in the Summary of Significant Accounting Policies (pages 8-10), the Company is involved in current litigation. The manner in which the liti-gation is resolved is likely to have a significant financial impact on the Company.


Note 2 - Inventories
--------------------

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of September 30, 1997. (See Note 2(3) for details).

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                           September 30, 1997


NOTE 3 - Notes Receivable
-------------------------
(1) The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the fol-lowing schedule:

      A. $10,166.66 per month was paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

      B. $21,500 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

      C. $147,000 was received during the year ended 6/30/97. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $  -0-
         Note Receivable - Non-Current                511,675
                                                      -------
         Balance as of September 30, 1997            $511,675
                                                      =======

         The amount of this royalty payment is secured by a note from Bally's Gaming. Since June 30, 1994, the company had been receiving timely monthly installment payments on this note. However, as of May 1997, Bally has ceased making payments on the promissory note which it signed pending final resolution of the patent infringement litigation against IGT. Global disputes that Bally has any right to suspend these payments and is currently pursuing a resolution of the matter.

(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received during the year ended 6/30/97. The following scheduled payments have been discounted at 8% to reflect the present value on September 30, 1997 of the note of $33,865. (Current $22,291, Non-Current $11,574):

         February 7, 1998                25,000
         February 7, 1999                12,500

                     Global Gaming and Technology, Inc.
                 Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                            September 30, 1997

NOTE 3 - Notes Receivable (Continued)
-------------------------------------

(3) The note due from Universal Distributing of Nevada, Inc. was from a settlement arising out of litigation. Payments totaling $39,026 were received in the year ended June 30, 1996. The final payments due from this note consisted of $19,513 collected in July 1996 and ten (10) slot machines, received in August 1996, the Company's share valued at $28,500.

NOTE 4 - Property and Equipment
-------------------------------

The Company has no real or personal property as of September 30, 1997.

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          September 30, 1997

NOTE 5 - Notes Payable
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

Estate of William
T. O'Donnell, Sr.
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
                             ==========         =========     ==========

Total accrued interest payable at 9/30/97 is $1,104,395. $22,108 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,082,287 is owed to Michael Wichinsky.

                                 - 14 -

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                           September 30, 1997


NOTE 6 - Stockholders' Deficiency
---------------------------------
                                        Common     Paid in
                                        Stock      Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1996                                                        4,894
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   ($5,096,994)
                      -----------      --------    ----------   ------------
Net Income
 (Loss) For The
 Year Ended
 June 30, 1997                                                  (   202,091)
                      -----------      --------    ----------   ------------
Balance at
 June 30, 1997         26,378,577      $263,786    $3,395,062   ($5,299,085)
                      ===========      ========    ==========   ============

Net Income
 (Loss) For The
 Three Month
 Period Ended
 September 30, 1997                                              (    36,705)
                      -----------      --------    ----------    ------------

Balance at
 September 30, 1997   26,378,577       $263,786    $3,395,062    ($5,335,790)
                      ==========       ========    ==========    ============

NOTE 7 - Earnings (Loss) Per Share
----------------------------------

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of September 30, 1997, the Company had negative working capital of $2,200,491. The Company has no commitments for capital expenditures.

As of September 30, 1997, the Company had negative stockholders' equity of $1,676,942.

During the three months ended September 30, 1997, the Company realized no revenues and incurred expenses of $36,705.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended September 30, 1997. The Company has been dormant for the past several years.

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

The Company employs approximately one person on a part-time basis.

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. During the three months ended September 30, 1997, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - Litigation
(Page 8-10)


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $723,983, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $306,436, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended September 30, 1997. Accrued interest payable on notes as of September 30, 1997 amounts to $1,104,395, of which $1,082,287 is payable to Wichinsky and $22,108 is payable to O'Donnell.


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


DATED:    11/6/97
       -------------------

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


DATED:     11/6/97
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director