Form 10-Q
period 1997-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1998-02-13
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Six Months Ended September 30, 1997

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

As of December 31, 1997, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended December 31, 1997






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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 1997
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of December 31, 1997 and the related statements of operations, deficit, and cash flows for the three months and six months ended December 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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

                           Joseph F. Zerga
Las Vegas, Nevada
February 5, 1998

                Global Gaming and Technology, Inc.
                         Balance Sheet
               December 31, 1997 and June 30, 1997
                 (See Accountant's Review Report)

                                          Dec 31              June 30
                                          1997                 1997
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $     7,128          $    29,935
    Inventories (Note 2)                       28,500               28,500
    Notes Receivable-Current (Note 3)          22,291               22,291
                                          -----------          -----------
       Total Current Assets                    57,919               80,726
                                          -----------          -----------

PROPERTY AND EQUIPMENT-At Cost
     Net of Accumulated
      Depreciation (Note 4)                       -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 3)                 523,249              523,249
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                    523,549              523,549
                                          -----------          -----------
     TOTAL ASSETS                         $   581,468          $   604,275
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     8,182          $     8,202
     Accrued Interest                       1,127,831            1,080,958
     Notes Payable (Note 5)                 1,155,352            1,155,352
                                          -----------          -----------
        Total Current Liabilities           2,291,365            2,244,512
                                          -----------          -----------
LONG-TERM LIABILITIES
     Notes Payable - Net of Current
       Maturities (Note 5)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,368,745)         ( 5,299,085)
                                          -----------          -----------
        Total Stockholder's Deficit       ( 1,709,897)         ( 1,640,237)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   581,468          $   604,275
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended December 31, 1997 and
           the Six Months Ended December 31, 1997
                  (See Accountant's Review Report)
                            (Unaudited)

                                          3 Mnths Ended       6 Mnths Ended
                                          December 31         December 31
                                          1997                 1997
REVENUE AND INCOME
     Interest Income                              -0-                  -0-
                                          -----------          -----------
       Total Income                               -0-                  -0-
                                          -----------          -----------
COSTS AND EXPENSES
     Accounting Fees                            3,075                9,225
     Legal Fees                                   130                  923
     Interest                                  23,437               46,874
     Transfer Fees                                750                1,500
     Telephone                                    108                  232
     License and Taxes                             50                   75
     Salaries and Wages                         4,875                9,750
     Payroll Tax Expense                          530                1,081
                                          -----------          -----------
        Total Costs and Expenses               32,955               69,660
                                          -----------          -----------
Net Income (Loss)                         (    32,955)         (    69,660)

Deficit Beginning of Period               ( 5,335,790)         ( 5,299,085)
                                          -----------          -----------
Deficit End of Period                     ( 5,368,745)         ( 5,368,745)
                                          ===========          ===========
Net Income (Loss) per Common
     Share (Note 7)                       ($     .001)         ($     .003)
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Six Months Ended December 31, 1997 and 1996
                 (See Accountant's Review Report)
                            (Unaudited)


                                          Dec 31               Dec 31
                                          1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                    ($   69,660)         ($  102,194)
     Changes in
          Accounts Payable                (        20)                 -0-
          Accrued Interest Payable             46,873               38,057
          Note Receivable                         -0-               85,388
                                          -----------          -----------
     NET OPERATING CASH                   (     8,915)              21,251
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of Notes Payable                  -0-           (    11,316)
                                          ------------         ------------
Net Increase (Decrease) in Cash            (   22,807)               9,935

Cash Beginning of Period                       29,935               10,157
                                          -----------          -----------
Cash End of Period                         $    7,128           $   20,092
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       December 31, 1997


                            THE COMPANY
                            -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has been engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT
                      ----------------------
Property and equipment, including significant improvements thereto, are car-ried at cost, less accumulated depreciation. Expenditures for repairs and main-tenance are charged to expenses as incurred. When assets are retired or dis-posed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods. As of Dec-ember 31, 1997, the Company has no real or personal property.


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        December 31, 1997


                      LITIGATION - Continued
                      ----------------------

As a result of this action, on June 30, 1994 the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non-exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company was to receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000). (See Note 3(1) for details).

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

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against the Company for declaratory judgment of non-infringement, invalidity, unenforceability and laches. This lawsuit arose as a result of the New Jersey litigation described above, and was filed for the purpose of having Global's patent declared invalid. The Company filed a counterclaim for infringement against IGT North America, Universal Distri-buting of Nevada, Inc., and Sigma Game, Inc. The Company has settled indepen-dently with Universal Distributing of Nevada, Inc. and Sigma Game, Inc. (See
Note 3 for details).

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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1997

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
                              ---------
                             $4,234,635
                              =========

                    Global Gaming and Technology, Inc.
                Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                           December 31, 1997


Note 1 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------

As discussed in Item II-Management's Discussion and Analysis of Financial Condition and Results of Operations (page 16), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of December 31, 1997, the Company has negative working capital of $2,233,446 and negative stockholders' equity of $1,709,897.

As discussed in the Summary of Significant Accounting Policies (pages 8-10), the Company is involved in current litigation. The manner in which the liti-gation is resolved is likely to have a significant financial impact on the Company.


Note 2 - Inventories
--------------------

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of December 31, 1997. (See Note 3(3) for details).

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                           December 31, 1997


NOTE 3 - Notes Receivable
-------------------------
(1) The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the fol-lowing schedule:

      A. $10,166.66 per month was paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

      B. $21,500 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

      C. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $  -0-
         Note Receivable - Non-Current                511,675
                                                      -------
         Balance as of December 31, 1997             $511,675
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

(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received during the year ended 6/30/97. The following scheduled payments have been discounted at 8% to reflect the present value on December 31, 1997 of the note of $33,865. (Current $22,291, Non-Current $11,574):

         February 7, 1998                25,000
         February 7, 1999                12,500

                     Global Gaming and Technology, Inc.
                 Summary of Significant Accounting Policies
                      and Notes to Financial Statements
                            December 31, 1997

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

NOTE 4 - Property and Equipment
-------------------------------

The Company has no real or personal property as of December 31, 1997.

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          December 31, 1997

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
                             ==========         =========     ==========

Total accrued interest payable at 12/31/97 is $1,127,831. $28,287 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,099,544 is owed to Michael Wichinsky.

                                 - 14 -

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                           December 31, 1997


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
                      ===========      ========    ==========   ============

Net Income
 (Loss) For The
 Six Month
 Period Ended
 December 31, 1997                                              (    69,660)
                      -----------      --------    ----------    ------------

Balance at
 December 31, 1997   26,378,577       $263,786    $3,395,062    ($5,368,745)
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

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of December 31, 1997, the Company had negative working capital of $2,233,446. The Company has no commitments for capital expenditures.

As of December 31, 1997, the Company had negative stockholders' equity of $1,709,897.

During the six months ended December 31, 1997, the Company realized no revenues and incurred expenses of $69,660.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the six months ended December 31, 1997. The Company has been dormant for the past several years.

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

The gaming industry is highly competitive, and the Company is at a severe competitive disadvantage because of its size and lack of resources. The Company has not generated any sales in the last six months and does not anticipate sales in the foreseeable future.

The Company employs approximately one person on a part-time basis.

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. During the six months ended December 31, 1997, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - Litigation
(Page 8-10)


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $723,983, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $306,436, 8% interest, payable on demand. There were no principal or interest payments on these notes during the six months ended December 31, 1997. Accrued interest payable on notes as of December 31, 1997 amounts to $1,127,831, of which $1,099,544 is payable to Wichinsky and $28,287 is payable to O'Donnell.


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


DATED:    2/11/98
       -------------------

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


DATED:     2/11/98
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director