Form 10-Q
period 1998-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1998-05-12
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Nine Months Ended March 31, 1998

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

As of March 31, 1998, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                  Quarter Ended March 31, 1998


                        TABLE OF CONTENTS

                                                           Page
PART I  - Financial Information:
--------------------------------
     Item I  - Financial Statements
          Accountants Review Report                          4
          Balance Sheet                                      5
          Statement of Operations and Deficit              6-7
          Statement of Cash Flows                            8
          Summary of Significant Accounting Policies
          and Notes to Financial Statements               9-15


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                  16


PART II - Other Information:                                17
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a vote of security holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                         March 31, 1998
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Tech-nology, Inc. as of March 31, 1998 and the related statements of operations, deficit, and cash flows for the three months and nine months ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Account-ants. All information included in these financialstatements is the represen-tation of the management of Global Gaming and Technology, Inc.

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

                           Joseph F. Zerga
Las Vegas, Nevada
April 28, 1998

                Global Gaming and Technology, Inc.
                         Balance Sheet
                 March 31, 1998 and June 30, 1997
                 (See Accountant's Review Report)

                                          March 31             June 30
                                          1998                 1997
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    22,297          $    29,935
    Inventories (Note 2)                       28,500               28,500
    Notes Receivable-Current (Note 3)         511,574               22,291
                                          -----------          -----------
       Total Current Assets                   562,371               80,726
                                          -----------          -----------

PROPERTY AND EQUIPMENT-At Cost
     Net of Accumulated
      Depreciation (Note 4)                       -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 3)                  11,675              523,249
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                     11,975              523,549
                                          -----------          -----------
     TOTAL ASSETS                         $   574,346          $   604,275
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     8,186          $     8,202
     Accrued Interest                       1,150,758            1,080,957
     Notes Payable (Note 5)                 1,155,353            1,155,353
                                          -----------          -----------
        Total Current Liabilities           2,314,297            2,244,512
                                          -----------          -----------
LONG-TERM LIABILITIES
     Notes Payable - Net of Current
       Maturities (Note 5)                        -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                              ( 5,398,799)         ( 5,299,085)
                                          -----------          -----------
        Total Stockholder's Deficit       ( 1,739,951)         ( 1,640,237)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   574,346          $   604,275
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
         For the Nine Months Ended March 31, 1998 and 1997
                  (See Accountant's Review Report)
                            (Unaudited)

                                                Nine Months Ended
                                          March 31             March 31
                                          1998                 1997
REVENUE AND INCOME
     Interest Income                            2,709               20,601
                                          -----------          -----------
       Total Income                             2,709               20,601
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                     13,319              102,429
     Interest                                  69,801               68,600
     Transfer Fees                              2,250                2,250
     Telephone                                    233                  619
     Travel                                       -0-                1,633
     Office Expense                               -0-                  298
     Dues & Subscriptions                          25                  -0-
     License and Taxes                            493                  368
     Salaries and Wages                        14,625                3,250
     Payroll Tax Expense                        1,671                  378
     Miscellaneous                                  6                    8
     Bad Debt Expense                             -0-                2,500
     Advertising                                  -0-                  882
                                          -----------          -----------
        Total Costs and Expenses              102,423              183,215
                                          -----------          -----------
Net Income (Loss)                         (    99,714)         (   162,614)

Deficit Beginning of Period               ( 5,299,085)         ( 5,096,994)
                                          -----------          -----------
Deficit End of Period                     ($5,398,799)         ($5,259,608)
                                          ===========          ===========
Income (Loss) per Common Share (Note 7)   ($     .004)         ($     .006)
                                          ===========          ===========
     Weighted Average Number of
     Common shares outstanding             26,378,577           26,378,577
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                 Statement of Operations and Deficit
          For the Three Months Ended March 31, 1998 and 1997
                   (See Accountants Review Report)
                            (Unaudited)
                                               Three Months Ended
                                          March 31             March 31
                                          1998                 1997
Revenue & Income:
     Interest Income                      $     2,709         $     15,309
                                          -----------          -----------
        Total Revenue                           2,709                2,709
                                          -----------          -----------
Operating Costs and Expenses:
     Professional Services                      3,171               45,508
     Interest                                  22,927               22,345
     Transfer Fees                                750                  500
     Telephone                                    -0-                  306
     Office Expense                               -0-                  148
     Dues & Subscriptions                          25                  -0-
     Licenses & Taxes                             419                  340
     Salaries & Wages                           4,875                3,250
     Payroll Tax Expense                          590                  378
     Miscellaneous                                  6                    8
     Bad Debt Expense                               0                2,500
     Advertising                                    0                  446
                                          -----------          -----------
        Total Costs & Expenses                 32,763               75,729
                                          -----------          -----------
Net Income (Loss) for the Period          (    30,054)         (    60,420)
Deficit Beginning of Period               ( 5,368,745)         ( 5,199,188)
                                          -----------          -----------
Deficit End of Period                     ($5,398,799)         ($5,259,608)
                                          ===========          ===========
Income (Loss) per Common Share (Note 7)   ($   0.0011)         ($   0.0023)
                                          ===========          ===========
     Weighted Average Number of
     Common Shares Outstanding             26,378,577           26,378,577
                                          ===========          ===========

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                - 7 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
          For the Nine Months Ended March 31, 1998 and 1997
                 (See Accountant's Review Report)
                            (Unaudited)
                                               Nine Months Ended
                                          March 31             March 31
                                          1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                    ($   99,714)         ($  162,614)
     (Increase) Decrease in:
          Notes Receivable                     22,291              202,087
          Machine Inventory                       -0-          (    28,500)
     Increase (Decrease in:
          Accounts Payable                (        16)               1,203
          Accrued Interest Payable             69,801               35,403
                                          -----------          -----------
     NET OPERATING CASH                   (     7,638)              47,579
                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                  -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                  -0-           (    11,316)
                                          ------------         ------------
Net Increase (Decrease) in Cash            (    7,638)              36,263

Cash Beginning of Period                       29,935               10,157
                                          -----------          -----------
Cash End of Period                         $   22,297           $   46,420
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 8 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                          March 31, 1998


                            THE COMPANY
                            -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has been engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT
                      ----------------------
Property and equipment, including significant improvements thereto, are car-ried at cost, less accumulated depreciation. Expenditures for repairs and main-tenance are charged to expenses as incurred. When assets are retired or dis-posed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods. As of March 31, 1998, the Company has no real or personal property.


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

As a result of this action, on June 30, 1994 the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non-exclusive, personal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company was to receive a non-refund-able net royalty payment in the amount of one million dollars ($1,000,000). (See Note 3(1) for details).

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                          March 31, 1998


                      LITIGATION - Continued
                      ----------------------

The Company reports that, as of May 1997, Bally Gaming International, Inc. ("Bally") ceased making payments pursuant to the promissory note dated May 2, 1994. As a result, the Company initiated a breach of contract action in the Circuit Court of Cook County located in Chicago, Illinois. In response to this lawsuit, Bally asserted in a counterclaim that it is not obligated to make any further payments and demands a refund of all prior payments made.

On April 16, 1998, Global was able to settle the lawsuit which had been pend-ing against Bally. After a judgement was entered in Global's favor by the trial court, a favorable settlement was reached and has been fully funded by Bally (see Note 8 - Subsequent Event).

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

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid under 35 U.S.C. Section 102(b) because the invention disclosed therein was on sale more than one year prior to the date on which Global's patent application was filed. Global has appealed that de-termination, however, it is uncertain at present whether that appeal will be successful. Additionally, IGT has appealed the finding of infringement and it is equally uncertain whether that appeal will be successful. A ruling on these matters is not expeceted until at least the end of 1998, which date could be delayed significantly in view of the fact the United States Supreme Court decided in March of 1998 to review whether the lower courts have been properly interpreting 35 U.S.C. Section 102(b). It is not known how the United States Suprime Court will resolve those issues.

The Company will be incurring legal costs regarding the prosecution of its in-fringement claims. Per Counsel for the Company, at present it is difficult to determine these future legal costs.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                          March 31, 1998



                               ESTIMATES
                               ---------
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.


              NET OPERATING LOSS CARRYFORWARDS TO 1998
              ----------------------------------------
                                                             Expires
                                                             -------
     1983                    $1,184,519                        1998
     1984                       455,313                        1999
     1985                       276,972                        2000
     1986                       226,859                        2001
     1987                       216,931                        2002
     1988                       451,580                        2003
     1989                       104,956                        2004
     1990                       136,629                        2005
     1991                       362,469                        2006
     1992                       122,207                        2007
     1993                       356,521                        2008
     1995                       137,588                        2010
     1997                       202,091                        2012
                              ---------
                             $4,234,635
                              =========


Note 1 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------
As discussed in Item II-Management's Discussion and Analysis of Financial Condition and Results of Operations (page 16), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of March 31, 1998, the Company has negative working capital of $1,751,926 and negative stockholders' equity of $1,739,951.

As discussed in the Summary of Significant Accounting Policies (pages 9-10), the Company is involved in current litigation. The manner in which the liti-gation is resolved is likely to have a significant financial impact on the Company.


Note 2 - Inventories
--------------------
The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of March 31, 1997. (See Note 3(3) for details).

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                             March 31, 1998


NOTE 3 - Notes Receivable
-------------------------
(1) The total amount due pursuant to the promissory note from Ballys Gaming shall be paid in sixty consecutive installments, pursuant to the fol-lowing schedule:

      A. $10,166.66 per month was paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

      B. $21,500 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

      C. The scheduled payments under this note have been discounted at 8% to reflect the present value of the note.

         Note Receivable - Current Portion           $500,000
         Note Receivable - Non-Current                 11,675
                                                      -------
         Balance as of March 31, 1998                $511,675
                                                      =======

         The amount of this royalty payment is secured by a note from Bally's Gaming. From June 1994 to May 1997, the company received timely monthly installment payments on this note. However, as of May 1997, Bally has ceased making payments on the promissory note which it signed, pending final resolution of the patent infringement litigation against IGT. On April 16, 1998, Global reached a favorable settlement which has been fully funded by Bally (see Note 8-Subsequent Event).

(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received in February 1997 and $25,000 was received in February 1998. The following scheduled payments have been discounted at 8% to reflect the present value on March 31, 1998 of the note of 11,574.

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

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                            March 31, 1998

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

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,444            - 0 -          19,444
                             ----------         ---------     ----------
     TOTAL                   $1,155,353            - 0 -      $1,155,353
                             ==========         =========     ==========

Total accrued interest payable at 03/31/98 is $1,150,758. $34,331 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,116,427 is owed to Michael Wichinsky.

                                 - 13 -

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                             March 31, 1998


NOTE 6 - Stockholders' Deficiency
---------------------------------
                                        Common     Paid in
                                        Stock      Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1995          26,378,577      $263,786    $3,395,062   ($5,101,888)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1996                                                        4,894
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   ($5,096,994)
                      -----------      --------    ----------   ------------
Net Income
 (Loss) For The
 Year Ended
 June 30, 1997                                                  (   202,091)
                      -----------      --------    ----------   ------------
Balance at
 June 30, 1997         26,378,577      $263,786    $3,395,062   ($5,299,085)
                      ===========      ========    ==========   ============
Net Income
 (Loss) For The
 Nine Month
 Period Ended
 March 31, 1998                                                 (    99,714)
                      -----------      --------    ----------   ------------
Balance at
 March 31, 1998       26,378,577       $263,786    $3,395,062   ($5,398,799)
                      ==========       ========    ==========   ============

NOTE 7 - Earnings (Loss) Per Share
----------------------------------

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

                     Global Gaming and Technology, Inc.
                Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                           March 31, 1998


NOTE 8 - Subsequent Event
-------------------------
On April 16, 1998, Global Gaming and Technology, Inc. was able to settle the lawsuit which had been pending against Bally Gaming International, Inc. This lawsuit was initiated by Global to collect the settlement of a previously filed patent infringement claim. After a judgment was entered in Global's favor by the trial court, a favorable settlement was reached and has been fully funded by Bally (see Note 3(1)).

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of March 31, 1998, the Company had negative working capital of $1,751,926. The Company has no commitments for capital expenditures.

As of March 31, 1998, the Company had negative stockholders' equity of $1,739,951.

During the nine months ended March 31, 1998, the Company had interest income of $2,709, realized no other revenues and incurred expenses of $102,423.

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

The gaming industry is highly competitive, and the Company is at a severe competitive disadvantage because of its size and lack of resources. The Company has not generated any sales in the last nine months and does not anticipate sales in the foreseeable future.

The Company employs approximately one person on a part-time basis.

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. During the nine months ended March 31, 1998, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - Litigation
(Pages 9-10)


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $723,983, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $306,436, 8% interest, payable on demand. There were no principal or interest payments on these notes during the nine months ended March 31, 1998. Accrued interest payable on notes as of March 31, 1998 amounts to $1,150,758, of which $1,116,427 is payable to Wichinsky and $34,331 is payable to O'Donnell.


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


DATED:    5/06/98
       -------------------

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


DATED:     5/06/98
       -----------------------

                                         Mark Sarason
                                        --------------------------
                                         Mark Sarason
                                         Secretary/Treasurer & Director