Form 10-K
period 1998-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1998-09-30
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                For the Fiscal Year Ended June 30, 1998

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

As of June 30, 1998, there was issued and outstanding 26,378,577 shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value as an affiliate was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes).

                  Global Gaming and Technology, Inc.
                             Form 10-K
                           June 30, 1998

                         TABLE OF CONTENTS
                                                                Page

ITEM  1 -  Business                                            3,4,5

ITEM  2 -  Properties                                              5

ITEM  3 -  Legal Proceedings                                   5,6,7

ITEM  4 -  Submission of Matters to a Vote of Security Holders     7

ITEM  5 -  Market for Registrant's Common Stock                    8

ITEM  6 -  Selected Financial Data                                 9

ITEM  7 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  9,10

ITEM  8 -  Financial Statements                                   10

ITEM  9 -  Disagreements on Accounting and Financial Disclosure   10

ITEM 10 -  Directors, Executive Officers, Promoters, and
           Control Persons of the Registrant                   11,12

ITEM 11 -  Executive Compensation                                 12

ITEM 12 -  Security Ownership of Certain Beneficial
           Owners and Management                               13,14

ITEM 13 -  Certain Relationships and Related Transactions         14

ITEM 14 -  Exhibits, Financial Statement Schedules                14

                               PART I

Item 1 - Business:

Global Gaming and Technology, Inc. (hereinafter referred to as the "Company") was engaged in the design, manufacture, and marketing of electronic micro-processor-controlled gaming machines. The Company, which was incorporated in the State of Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, NV 89109. During the past year, the Company has not designed new equipment, nor is the design of any new equipment contem-plated.

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

               New Products; Research and Development
               --------------------------------------
The Company has not developed any new products during the fiscal year ended June 30, 1998, nor is the development of new products contemplated in the future. Since the electronic gaming device industry is constantly employing new products, the Company is not competitive in any markets.

                            Products
                            --------
No new machines have been manufactured during the year ended June 30, 1998.


                      Marketing and Service
                      ---------------------
The Company has not been successful in expanding its market or marketing its products during the fiscal year ended June 30, 1998. The Company does not contemplate any material marketing activities during the next year ended June 30, 1999.

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

                          Manufacturing
                          -------------
Manufacture of the Company's products consists of the assembly of machines from parts and components, some of which are standard and others of which are made to the Company's specifications. These parts and components are readily obtainable from several sources of supply and the Company does not rely on any one vendor as a source for the parts and components. No new machines were manufactured during the year ended June 30, 1998.

                           Employees
                           ---------
As of June 30, 1998, the Company had one employee.

                            Patents
                            -------
The Company holds one United States Letters Patent issued in fiscal 1979, relating to the design and operation of its products and their various components. The Company is of the opinion that this Letters Patent has competitive value in that it would require competitors to use non-infringing designs to achieve the technological advances obtained by use of the designs covered in the Letters Patent. However, the Company believes that player appeal, cost of ownership and service, and prices are, and will be, of greater significance in establishing and maintaining a competitive position in the industry. United States Letters Patents have a duration of 17 years from the date of issue and are not renewable. Patents are the subject of current litigation. (See Litigation - Item 3)

                       Government Regulation
                       ---------------------
Manufacturers and distributors of gaming devices in the State of Nevada and in Atlantic City, New Jersey (the primary American markets) are subject to licensure and extensive regulation. These licenses are issued after extensive investigations into the moral reputation and financial background of the individuals (and entities) applying for a gaming license. The licenses are revocable, nontransferable and renewable.

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

In this lawsuit, the Global Gaming and Technology, Inc. contends that the defendants infringed upon a patent owned in connection with the manufacture, use or sale of slot machines driven by stepper motors.

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

The Company reported that Bally Gaming International, Inc. ("Bally") ceased making payments pursuant to the promissory note dated May 2, 1994. As a result, the Company initiated a breach of contract action in the Circuit Court of Cook County located in Chicago, Illinois. In response to this lawsuit, Bally asserted in a counterclaim that it was not obligated to make any further payments and demanded a refund of all prior payments made.

On March 5, 1998 the Circuit Court in Global v. Bally entered a final judgment in favor of Global and against Bally in the amount of $1,282,131.55 (the "Judgment"). As a result, on March 26, 1998, Bally filed a notice of appeal from the Judgment in Global v. Bally in the Illinois Appellate Court for the First District. On April 16, 1998, a settlement agreement was entered into between the Company and Bally, whereas Bally agreed to pay Global $1,070,000.00 as full satisfaction of the Judgment in exchange for the execution of "Satisfaction/Release of Judgment" by Global to Bally. After payment by Bally, an Agreed Motion for Entry of Orders Dismissing Appeal was filed by Bally in the Circuit Court.

On or about July 6, 1994, IGT North America, Universal Distributing of Nevada, Inc. and Sigma Game, Inc. filed a civil complaint in the United States District Court for the District of Nevada against the Company for declaratory judgement of non-infringement, invalidity, unenforceability and laches. This lawsuit arose as a result of the New Jersey litigation described above, and was filed for the purpose of having Global's patent declared invalid. The Company filed a counterclaim for infringement against IGT North America, Universal Distributing of Nevada, Inc., and Sigma Game, Inc. The Company has settled independently with Universal Distributing of Nevada, Inc. and Sigma Game, Inc. (See Note 3(2) - (3) for details).

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim, which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid under 35 U.S.C. Section 102(b) because the invention disclosed therein was on sale more than one year prior to the date on which the Company's patent application was filed. Global has appealed the determination, however, it is uncertain at present time whether the appeal will be successful. A ruling on these matters is not expected until at least the end of 1998, which date could be delayed significantly in view of the fact the United States Supreme Court decided in March 1998 to review whether the lower courts have been properly interpreting 35 U.S.C. Section 102(b).
It is not known how the United States Supreme Court will resolve those issues, although it is learned that oral argument in the Supreme Court is scheduled for October 6, 1998.

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

                              PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters:

The Common Stock of the Company is traded in the over-the-counter market. The Company had 2,715 shareholders of record on June 30, 1998.

The following table indicates the range of high and low bid prices of the Company's Common Stock for the quarterly periods starting September 30, 1994, in the "Pink Sheets." No quotes are available from the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes:

                                             High            Low
                                          Bid    Ask      Bid    Ask

Quarter Ending September 30, 1994         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1994          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1995             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1995              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1995         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1995          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1996             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1996              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1996         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1996          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1997             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1997              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1997         1/8    3/8      1/8    3/8
Quarter Ending December 31 1997           1/8    3/8      1/8    3/8
Quarter Ending March 31, 1998             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1998              1/8    3/8      1/8    3/8

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

                         Year Ended June 30
                        1998       1997       1996       1995       1994
                        --------   --------   --------   --------   --------
Total Revenues          $  2,709   $ 20,601   $245,078   $ 25,230   $918,450

Net Income (Loss)       (156,697)  (202,091)     4,894   (137,633)   788,781

Income (Loss) per
  Common Share             (.006)     (.008)      .000      (.005)      .028

Cash Dividends per
  Common Share               -0-        -0-        -0-        -0-        -0-

Total Assets             119,980    604,275    758,084    772,789     919,939

Long-Term Debt               -0-        -0-        -0-        -0-        -0-

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

Total debt of the Company aggregated $860,935, $1,155,353 and $1,166,668 (exclusive of accounts payable and accrued expenses) for the years ended June 30, 1998, 1997 and 1996, respectively. Of these amounts, $617,134 $829,474 and $837,414 was owed to Michael Wichinsky as of June 30, 1998, 1997 and 1996, respectively. Total revenues aggregated $2,709, $20,601 and $245,078 for the years ended June 30, 1998, 1997 and 1996, respectively. Income

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

in 1996 of $245,078 consisted of settlements of $149,505 from Sigma Game, Inc. and $87,039 from Universal Distributing of Nevada, Inc. This income is non-recurring. As of June 30, 1998 and 1997, the Company has negative working capital of $1,797,234 and $2,163,786, respectively. At the present time, the Company has not adopted any plan to resume operations.

The Company has been dormant for the past several years. The Company did not manufacture any gaming devices during the fiscal years ended June 30, 1998 and 1997, and does not anticipate having the necessary resources to manu-facture devices in the future. This fact, combined with the Company's lack of licenses described above, is anticipated to have a material adverse impact upon the Company's ability to generate revenues in the future.

Primary costs of the Company include interest and annual administrative costs of $159,406, $222,692 and $240,184 for the years ended June 30, 1998, 1997 and 1996, respectively.

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

                                PART III


Item 10 - Directors and Executive Officers of the Registrant:

Effective June 2, 1998, the following persons were appointed as directors and officers of the corporation for a term of one year or until the next election of Directors.

          Name                                                     Age

          Mark Sarason, President, Secretary,
                        and Treasurer                               51

          Wayne D. Umbertis, Director                               60

          Constance Koplow, Director                                58

Mark Sarason has 27 years experience in the gaming industry, directed pri-marily to marketing and marketing operations. Since 1994 Mr. Sarason has acted as president of Casino Marketing Services, Ltd., a company specializing in marketing development programs for secondary gaming destinations. Prior to his activities with CMS, Mr. Sarason has held positions of Executive Director of Casino Marketing and Director of Customer Development for Harrah's, Atlantic City, NJ.

Wayne D. Umbertis has a Master's Degree in International Business Administra-tion. Prior to joining Games of Nevada, he was Vice-President of Marketing at Advanced Telesystems. Since 1990, Wayne D. Umbertis has been acting as a Marketing Consultant in the communications industry. For the past four years, he has served as President of "U" Call, a Division of FonExpress, Inc., which markets prepaid phone cards and telecommunication promotional and marketing devises.

Constance Koplow has a Bachelor of Arts and Master of Education Administration degree from the University of Nevada Las Vegas. She has owned and operated two businesses, one in women's ready to wear retail and one in food service. She served as an administrator at the Community College of Southern Nevada for nine years and has seventeen years experience in the gaming industry.

None of the foregoing directors have held directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company reg-istered as an investment company under the Investment Company Act of 1940.

During the past five years, none of the foregoing officers or directors have been (i) involved in any Federal Bankruptcy proceedings, (ii) convicted in a criminal proceeding, (iii) the subject of a pending criminal proceeding, (iv) the subject of any order, judgment, or decree not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting activities as an investment advisor, underwriter, broker, or dealer in securities, or as an affiliated person, director, or insurance company, or engaging in or con-tinuing in any conduct or practice in connection with such activity, or from engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or in connection with any violation of Federal or state securities laws.

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


Item 11- Executive Compensation:

The Company paid $21,125 to Constance Koplow in the fiscal year ended June 30, 1998. None of the officers or directors were indebted to the Company during the fiscal year. The Company does not contemplate any increase in the payment of salaries to officers or directors in the near future. During the fiscal years ended June 30, 1998, 1997 and 1996, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth as of June 30, 1998, the number of shares of common stock beneficially owned by each person known by the Company to own more than 5% of the common stock and the percentage of common stock represent-ed thereby.


Name and Address of            Title of         Number of       % of
Beneficial Owner               Class            Shares Owned    Class
------------------             -------          ------------    -----
Michael Wichinsky
2575 Highland Drive
Las Vegas, NV 89109            Common Stock     5,120,493*        19%

Estate of
W.T. O'Donnell, Sr.
144 Green Bay Road
Winnetka, IL 60093             Common Stock     4,470,275*        17%

Glenn E Wichinsky
2390 NW 38th Street
Boca Raton, FL 33431           Common Stock     2,964,647*        11%

Nessa Alice Mary Charlton
5 Crowe Street
Dundalk Company
Louth, Rep of Ireland          Common Stock     1,459,214*         6%

Claudia Wichinsky
2900 Gilmary
Las Vegas, NV 89107            Common Stock     2,155,584          8%

CEDE & Co.
Box 20 Bowling Green Station
New York, NY 10004             Common Stock     5,359,407         20%


                            Part III (Continued)

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management (Continued):

* The foregoing shares include the following number of shares held by Michael Wichinsky in trust on behalf of the persons named herein:

     Michael Wichinsky                  41.67%      3,129,411
     Estate of W.T. O'Donnell, Sr.      38.22%      2,870,275
     Nessa Alice Mary Charlton           8.33%        625,881
     Glenn Wichinsky                    11.78%        885,017
                                       -------      ---------
     Total Shares in Trust             100.00%      7,510,584
                                                    =========

Item 13 - Certain Relationships and Related Transactions:

(A)  Transactions with Management and Related Parties
     ------------------------------------------------
     During the year ended June 30, 1998, Michael Wichinsky was repaid $300,000 from the Company as interest and principal payments on his note to the Company and the Estate of William T. O'Donnell, Sr. was repaid $119,164 as interest and principal payments on his note to the Company.

(B)  Certain Business Relationships
     ------------------------------
     The existing business and personal relationships between the Directors and Officers are as follows:

     Mark Sarason was appointed as President, Secretary and Treasurer effective June 2, 1998 until the next annual election of the Board of Directors.


                               PART IV

Item 14 - Exhibits, Financial Statement Schedules:

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

DATED:  09/26/98
      --------------------
                                GLOBAL GAMING & TECHNOLOGY, INC.

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


DATED: 09/26/98
      --------------------
                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Chief Financial Officer


                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Secretary/Treasurer


                                     Constance Koplow
                                     --------------------------
                                     Constance Koplow
                                     Director

                              EXHIBIT A

                        FINANCIAL STATEMENTS


                  Global Gaming and Technology, Inc.
                         Financial Statements
                    June 30, 1998, 1997 and 1996

                  Global Gaming and Technology, Inc.
                         Financial Statements
                    June 30, 1998, 1997 and 1996


                          TABLE OF CONTENTS
                          -----------------

                                                         PAGE
                                                         ----
Accountant's Opinion                                      18

Balance Sheets                                            19

Statement of Operations and Deficit                       20

Statement of Cash Flows                                   21

Summary of Significant Accounting Policies
  and Notes to Financial Statements                  22 - 27

JOSEPH F ZERGA, LTD
CERTIFIED PUBLIC ACCOUNTANTS
2950 E FLAMINGO RD, STE L
LAS VEGAS, NV 89121
(702) 732-2775


To the Board of Directors
Global Gaming and Technology, Inc.
Las Vegas, Nevada

                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

We have audited the accompanying balance sheets of Global Gaming and Tech-nology, Inc. as of June 30, 1998 and 1997 and the related statements of operations, retained earnings (deficit), and cash flows for each of the years in the three year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements indicated above present fairly in all material respects the financial position of Global Gaming and Technology, Inc. at June 30, 1998 and 1997, and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1998, in con-formity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company is involved in current litigation, the outcome of which is uncertain, which raises substan-tial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Las Vegas, Nevada           Joseph F. Zerga
September 3, 1998

                   Global Gaming and Technology, Inc.
                            Balance Sheet
                    June 30, 1998 and June 30, 1997

                                            June 30,          June 30,
                                            1998              1997
                                            -----------       -----------
ASSETS
CURRENT ASSETS
     Cash                                   $    79,606       $    29,935
     Inventories (Note 2)                        28,500            28,500
     Notes Receivable-Current (Note 3)           11,574            22,291
                                            -----------       -----------
        Total Current Assets                    119,680            80,726
                                            -----------       -----------
PROPERTY AND EQUIPMENT - At Cost
     Net of Depreciation (Note 4)                   -0-               -0-
                                            -----------       -----------
OTHER ASSETS
     Deposits                                       300               300
     Notes Receivable (Note 3)                        0           523,249
                                            -----------       -----------
       Total Other Assets                           300           523,549
                                            -----------       -----------
       TOTAL ASSETS                         $   119,980       $   604,275
                                            ===========       ===========


LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                       $    10,011       $     8,202
     Accrued Interest Payable                 1,045,968         1,080,957
     Notes Payable (Note 5)                     860,935         1,155,353
                                            -----------       -----------
        Total Current Liabilities             1,916,914         2,244,512
                                            -----------       -----------
LONG-TERM LIABILITIES
     Notes Payable (Note 5)                         -0-               -0-
                                            -----------       -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value
       1,000,000 Shares authorized,
       none issued.
     Common Stock, $.01 par value,
       27,000,000 Shares authorized,
       26,378,577 Shares issued for
       1998 and 1997 (Including
       51,382 held in the company
       name at no cost)                        263,786            263,786
     Paid in Capital in Excess of par        3,395,062          3,395,062
     Retained Deficit                      ( 5,455,782)       ( 5,299,085)
                                           -----------        -----------
        Total Stockholder's Deficiency     ( 1,796,934)       ( 1,640,237)
                                           -----------        -----------
          TOTAL LIABILITIES AND
          STOCKHOLDER'S DEFICIENCY         $   119,980        $   604,275
                                           ===========        ===========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 19 -

                  Global Gaming and Technology, Inc.
            Statement of Operations and Accumulated Deficit
           For the Years Ended June 30, 1998, 1997 and 1996

                                June 30,        June 30,        June 30,
                                1998            1997            1996
                                -----------     -----------     -----------
REVENUE AND INCOME
     Interest Income            $     2,709     $    20,601     $     8,534
     Other Income (Note 8)              -0-             -0-         236,544
                                -----------     -----------     -----------
       Total Revenue                  2,709          20,601         245,078
                                -----------     -----------     -----------
COSTS AND EXPENSES
     Professional Services           42,439         110,918         133,563
     Interest                        89,756          92,768          94,426
     Transfer Fees                    3,000           3,000           3,000
     Filing Fees                        -0-             -0-             275
     Telephone                          233             673             495
     Travel                             -0-           1,633           1,125
     Office Expense                      56             351             145
     Dues and Subscriptions              25             100             185
     Licenses and Taxes                 518             480              50
     Salaries                        21,125           8,125           6,000
     Payroll Tax Expense              2,254           1,262               0
     Miscellaneous                        0               0             920
     Bad Debt Expense                     0           2,500               0
     Advertising                          0             882               0
                                -----------     -----------     -----------
       Costs and Expenses           159,406         222,692         240,184
                                -----------     -----------     -----------

Income (Loss) from Operations      (156,697)       (202,091)          4,894

Deficit Beginning of Period     ( 5,299,085)    ( 5,096,994)    ( 5,101,888)
                                -----------     -----------     -----------
Deficit End of Period           ($5,455,782)    ($5,299,085)    ($5,096,994)
                                 ==========      ==========      ==========
Earnings Per Share:

Income (Loss) per Common
  Share (Note 7)                ($      .006)   ($      .008)    $     .000
                                 ===========     ===========     ==========

Weighted Average Number of
Common Shares Outstanding        26,378,577      26,378,577      26,378,577
                                 ==========      ==========      ==========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 20 -

                  Global Gaming and Technology, Inc.
                       Statement of Cash Flows
           For the Years Ended June 30, 1998, 1997 and 1996

                                   June 30,      June 30,      June 30,
                                   1998          1997          1996
                                   ---------     ---------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
     Net Income (Loss)            ($156,697)     ($202,091)     $  4,894
     Depreciation                        -0-           -0-           -0-
  (Increase) Decrease in:
     Note Receivable (Current)        10,717       249,959     ( 165,905)
     Machine Inventory                   -0-       (28,500)          -0-
  Increase (Decrease) in:
     Accounts Payable                  1,809            27             0
     Accrued Interest Payable      (  34,989)       59,571     (  12,482)
                                   ---------     ---------     ---------
       Net Operating Cash          ( 179,160)       78,966     ( 173,493)
                                   ---------     ---------     ---------
CASH FLOWS FROM
INVESTING ACTIVITIES
     Capital Expenditures                -0-           -0-           -0-
                                   ---------     ---------     ---------
CASH FLOWS FROM
FINANCING ACTIVITIES
     Principal Paid on Notes
       Receivable                    523,249     (  47,872)      166,686
     Principal Paid on Notes
       Payable                     ( 294,418)    (  11,316)    (   7,117)
                                   ---------     ---------     ---------
       Total Financing               228,831     (  59,188)      159,569
                                   ---------     ---------     ---------
Net Increase (Decrease) in Cash       49,671       19,778      (  13,924)

Cash at the Beginning                 29,935        10,157        24,081
                                   ---------     ---------     ---------
Cash at the End                    $  79,606     $  29,935     $  10,157
                                   =========     =========     =========

The accompanying Summary of Significant Accounting Policies and Notes are an integral part of these financial statements.

                                - 21 -

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1998, 1997 and 1996

                             THE COMPANY
                             -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company, although dormant for the last several years, has been engaged in the research, development, manufacture and mar-keting of electronic gaming devices and coinless games of chance.

                        PROPERTY AND EQUIPMENT
                        ----------------------
Property and equipment, including significant improvements thereto, are carried at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expenses as incurred. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods. As of June 30, 1998, the Company has no real or personal property.

                             INCOME TAXES
                             ------------
Because of a net operating loss carry forward from prior years, the Company does not have an income tax obligation.

                              LITIGATION
                              ----------
See Item 3, Page 5 - 7.

                               ESTIMATES
                               ---------

The preparation of financial statements in conformity with generally accepted accounting principals requires the use of management's estimates.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1998, 1997 and 1996

                NET OPERATING LOSS CARRYFORWARDS TO 1999
                ----------------------------------------

Tax Year                                       Expires
  6/30                                          6/30
--------                                       -------
  1984               $    455,313                 1999
  1985                    276,972                 2000
  1986                    226,859                 2001
  1987                    216,931                 2002
  1988                    451,580                 2003
  1989                    104,956                 2004
  1990                    136,629                 2005
  1991                    362,469                 2006
  1992                    122,207                 2007
  1993                    356,521                 2008
  1995                    137,588                 2010
  1997                    202,091                 2012
  1998                    156,697                 2013
                      -----------
                      $ 3,206,813
                      ===========

NOTE 1 - Organization's Ability to Continue as a Going Concern:

As discussed in Item 7-Management's Discussion and Analysis of Financial Con-dition and Results of Operations (page 9 - 10), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of June 30, 1998 the Company has neg-ative working capital of $1,797,234 and negative stockholders' equity of $1,796,934.

As discussed in Item 3-Legal Proceedings (pages 5-7), the Company is involved in current litigation. The manner in which the litigation is resolved is likely to have a significant financial impact on the Company.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                      June 30, 1998, 1997 and 1996

NOTE 2 - Inventories:

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of June 30, 1998. (See Note 3(3) for details).

NOTE 3 - Notes Receivable:

(1) The total amount due pursuant to the promissory note from Bally's Gaming shall be paid in sixty consecutive installments, pursuant to the follow-ing schedule:

     A. $10,166.66 per month shall be paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

     B. $21,500.00 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999. $147,000 was received during the year ended 6/30/97.

     C. Final payment of this note was received April 30, 1998 through a settlement agreement between the Company and Bally's Gaming. Bally agreed to pay Global $1,070,000 as full satisfaction of the note, of which the Company received $485,000 net of legal expenses. (See Item 3, Legal Proceedings).

(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received in February 1997 and $25,000 was received in February 1998. The following scheduled payment has been discounted at 8% to reflect the present value on June 30, 1998 of the note of $11,574.

          February 7, 1999             12,500

(3) The note due from Universal Distributing of Nevada, Inc. was from a settlement arising out of litigation. The final payments due from this note consisted of $19,513 collected in July 1996 and ten (10) slot machines, received in August 1996, the Company's share valued at $28,500.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                      June 30, 1998, 1997 and 1996


NOTE 4 - Property and Equipment:

The Company has no real or personal property as of June 30, 1998.


NOTE 5 - Notes Payable:

                             Current         Non-Current
                             Maturities      Maturities      Total
Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%              $  511,645      $      -0-      $  511,645

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%                105,490             -0-         105,490

Estate of
William T O'Donnell Sr.
Payable upon demand.
Interest payable
quarterly at 8%                 224,357             -0-         224,357

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,443             -0-          19,443
                               --------      ----------        --------
                               $860,935      $      -0-        $860,935
                               ========      ==========        ========


Total accrued interest payable at 06/30/98 is $1,045,968. $2,459 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,043,509 is owed to Michael Wichinsky.

                   Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                     June 30, 1998, 1997 and 1996

NOTE 6 - Stockholders' Deficiency:

                  Number of      Com Stock      Paid in
                  Shares         $.01 Par       Capital        (Deficit)

Balance at
June 30, 1995    26,378,577      $  263,786      $3,395,062    ($5,101,888)

Net Income
Year Ended
June 30, 1996                                                        4,894
                 ----------      ----------      ----------     ----------
Balance at
June 30, 1996    26,378,577      $  263,786      $3,395,062    ($5,096,994)

Net Income
Year Ended
June 30, 1997                                                  (   202,091)
                 ----------      ----------      ----------     -----------
Balance at
June 30, 1997    26,378,577      $  263,786      $3,395,062    ($5,299,085)
                 ----------      ----------      ----------     -----------

Net Income
Year Ended
June 30, 1998                                                   (   156,697)
                 ----------      ----------      ----------      -----------
Balance at
June 30, 1998    26,378,577      $  263,786      $3,395,062     ($5,455,782)
                 ==========      ==========      ==========      ===========


                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                     June 30, 1998, 1997 and 1996


NOTE 7 - Earnings (Loss) Per Share:

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.


NOTE 8 - Other Income:

Other Income for the year ended June 30, 1996 consisted of settlements reached with Sigma Game, Inc. and Universal Distributing of Nevada in the amount of $149,505 and $87,039, respectively. The amount due from Sigma Game, Inc. has been discounted at 8% per annum.