Form 10-Q
period 1998-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1998-11-13
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Three Months Ended September 30, 1998

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

As of September 30, 1998, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended September 30, 1998


                        TABLE OF CONTENTS


PART I  - Financial Information:                                  Page
--------------------------------
     Item I  - Financial Statements
          Accountants Review Report                                  4
          Balance Sheet                                              5
          Statement of Operations and Deficit                        6
          Statement of Cash Flows                                    7
          Summary of Significant Accounting Policies
          and Notes to Financial Statements                       8-13


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                         14


PART II - Other Information:                                       15
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a vote of security holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 1998
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technology, Inc. as of September 30, 1998 and the related statements of operations, deficit, and cash flows for the three months ended September 30, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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

The financial statements for the year ended June 30, 1998 were audited by us and we expressed an unqualified opinion on them in our report dated September 3, 1998, but we have not performed any auditing procedures since that date.

As discussed in Note 1 to the financial statements, the Company is involved in current litigation, the outcome of which is uncertain, which raises substan-tial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           Joseph F. Zerga
Las Vegas, Nevada
October 30, 1998

                Global Gaming and Technology, Inc.
                         Balance Sheet
               September 30, 1998 and June 30, 1998
                 (See Accountant's Review Report)

                                          Sept 30              June 30
                                          1998                 1998
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    70,331          $    79,606
    Inventories (Note 2)                       28,500               28,500
    Notes Receivable-Current (Note 3)          11,574               11,574
                                          -----------          -----------
       Total Current Assets                   110,405              119,680
                                          -----------          -----------

PROPERTY AND EQUIPMENT-At Cost
     Net of Accumulated
      Depreciation (Note 4)                       -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 3)                       0                    0
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $   110,705          $   119,980
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     9,969          $    10,011
     Accrued Interest                       1,063,468            1,045,968
     Notes Payable (Note 5)                   860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           1,934,372            1,916,914
                                          -----------          -----------
LONG-TERM LIABILITIES                            -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                               (5,482,515)          (5,455,782)
                                          -----------          -----------
        Total Stockholder's Deficit        (1,823,667)          (1,796,934)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $   110,705          $   119,980
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended September 30, 1998 and 1997
                  (See Accountant's Review Report)
                            (Unaudited)

                                                  Three Months Ended
                                          September 30         September 30
                                          1998                 1997
REVENUE AND INCOME                        $       -0-          $       -0-
                                          -----------          -----------
       Total Income                               -0-                  -0-
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Fees                          3,099                6,943
     Interest                                  17,500               23,437
     Transfer Fees                                750                  750
     Telephone                                      0                  124
     Salaries and Wages                         4,875                4,875
     Payroll Tax Expense                          559                  576
     Miscellaneous                                (50)                 -0-
                                          -----------          -----------
        Total Costs and Expenses               26,733               36,705
                                          -----------          -----------
Net Income (Loss)                             (26,733)             (36,705)

Deficit Beginning of Period                (5,455,782)          (5,299,085)
                                          -----------          -----------
Deficit End of Period                      (5,482,515)          (5,335,790)
                                          ===========          ===========
Income (Loss) per Common Share (Note 7)   $     (.001)         $     (.001)
                                          ===========          ===========
   Weighted Average Number of
   Common Shares Outstanding               26,378,577           26,378,577
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Three Months Ended September 30, 1998 and 1997
                 (See Accountant's Review Report)
                            (Unaudited)

                                                 Three Months Ended
                                          September 30         September 30
                                          1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (26,733)         $   (36,705)
     (Increase) Decrease in
          Notes Receivable                        -0-                  -0-
          Inventory                               -0-                  -0-
     Increase (Decrease) in
          Accounts Payable                        (42)                (624)
          Accrued Interest Payable             17,500               23,437
                                          -----------          -----------
     NET OPERATING CASH                        (9,275)             (13,892)       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash                (9,275)             (13,892)

Cash Beginning of Period                       79,606               29,935
                                          -----------          -----------
Cash End of Period                        $    70,331          $    16,043
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    17,500          $    23,347
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       September 30, 1998


                            THE COMPANY
                            -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has been engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT
                      ----------------------
Property and equipment, including significant improvements thereto, are car-ried at cost, less accumulated depreciation. Expenditures for repairs and main-tenance are charged to expenses as incurred. When assets are retired or dis-posed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods. As of Sep-tember 30, 1998, the Company has no real or personal property.


                           INCOME TAXES
                           ------------
Because of a net operating loss carry forward from prior years, the Company does not have an income tax obligation.


                         LEGAL PROCEEDINGS
                         -----------------
On or about May, 1994, the Company instituted litigation in the United States District Court for the District of New Jersey for patent infringement against Bally's Park Place, Inc., Trump Plaza Associates, Trump Taj Mahal Associates, Trump Castle Associates, The Claridge Hotel and Casino Corporation, Resorts International Hotel, Atlantic Showboat Inc., and Greate Bay Hotel and Casino, Inc. Global was seeking damages to adequately compensate for the past infringement of the patent in suit by each of the defendants together with interest and costs.

In this law suit, Global Gaming and Technology, Inc. contends that the defendants named in the complaint infringed upon a patent owned in connection with the manufacture, use or sale of slot machines driven by stepper motors.

As a result of this action, on June 30, 1994 the Company entered into a license agreement with Bally Gaming, whereby the Company grants a non-exclusive, per-sonal, non-transferable right and paid-up license to make, have made, use and sell, test, lease or otherwise dispose of licensed products under claims of this license patent. The Company was to receive a non-refundable net royalty payment in the amount of one million dollars ($1,000,000). (See Note 3(1) for details).

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        September 30, 1998


                      LEGAL PROCEEDINGS - Continued
                      -----------------------------

The Company reports that Bally Gaming International, Inc. ("Bally") ceased making payments pursuant to the promissory note dated May 2, 1994. As a result, the Company has initiated a breach of contract action in the Circuit Court of Cook County located in Chicago, Illinois. In response to this lawsuit, Bally has asserted in a counterclaim that it is not obligated to make any further payments and demands a refund of all prior payments made.

On March 5, 1998 the Circuit Court in Global V. Bally entered final judgment in favor of Global and against Bally in the amount of $1,282,131.55 (the "Judg-ment"). As a result, on March 26, 1998 Bally filed a notice of appeal from the Judgment in Global V. Bally in the Illinois Appellate Court for the First Dis-trict. On April 16, 1998, a settlement agreement was entered into between the Company and Bally, whereas Bally agreed to pay Global $1,070,000 as full satis-faction of the Judgment in exchange for the execution of "Satisfaction/Release of Judgment" by Global to Bally. After payment by Bally, an Agreed Motion for Entry of Orders Dismissing Appeal was filed by Bally in the Circuit Court.

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

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid under 35 U.S.C. Section 102(b) because the invention disclosed therein was on sale more than one year prior to the date on which Global's patent application was filed. Global has appealed that deter-mination, however, it is uncertain at present whether that appeal will be suc-cessful. Additionally, IGT has appealed the finding of infringement and it is equally uncertain whether that appeal will be successful. A ruling on these mat-ters is not expected until at least the end of 1998, which date could be delayed significantly in view of the fact the United States Supreme Court decided in March of 1998 to review whether the lower courts have been properly interpreting 35 U.S.C. Section 102(b). It is not known how the United States Supreme Court will resolve those issues.

The Company will be incurring legal costs regarding the prosecution of its in-fringement claims. Per counsel for the Company, at present it is difficult to determine these future legal costs.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        September 30, 1998


                               ESTIMATES
                               ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates.


              NET OPERATING LOSS CARRYFORWARDS TO 1999
              ----------------------------------------
     Loss Year                                                 Expires
     June 30                                                   June 30
     -------                                                   -------
     1984                       455,313                        1999
     1985                       276,972                        2000
     1986                       226,859                        2001
     1987                       216,931                        2002
     1988                       451,580                        2003
     1989                       104,956                        2004
     1990                       136,629                        2005
     1991                       362,469                        2006
     1992                       122,207                        2007
     1993                       356,521                        2008
     1995                       137,588                        2010
     1997                       202,091                        2012
     1998                       156,697                        2013
                              ---------
                             $3,206,813
                              =========


Note 1 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------

As discussed in Item II-Management's Discussion and Analysis of Financial Condition and Results of Operations (page 14), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of September 30, 1998, the Company has negative working capital of $1,823,967 and negative stockholders' equity of $1,823,667.

As discussed in the Summary of Significant Accounting Policies (pages 8-9), the Company is involved in current litigation. The manner in which the liti-gation is resolved is likely to have a significant financial impact on the Company.


Note 2 - Inventories
--------------------

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of September 30, 1998. (See Note 3(3) for details).

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                           September 30, 1998


NOTE 3 - Notes Receivable
-------------------------
(1) The total amount due pursuant to the promissory note from Ballys Gaming was to be paid in sixty consecutive installments, pursuant to the fol-lowing schedule:

      A. $10,166.66 per month was paid on the first day of each month, starting on July 1, 1994, and continuing through December 1, 1996.

      B. $21,500 per month shall be paid on the first day of each month, starting on January 1, 1997, and continuing through June 1, 1999.

      C. Final payment on this note was received April 30, 1998 through a settlement agreement between the Copany and Bally's Gaming. Bally agreed to pay Global $1,070,000 as full satisfaction of the note, of which the Company received $485,000 net of legal expenses. (See page 8-9, LEGAL PROCEEDINGS).


(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received in February 1997 and $25,000 was received in February 1998. $12,500 is due February 7, 1999 and has been discounted at 8% to reflect the present value on September 30, 1998 of the note of $11,574.


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

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          September 30, 1998

NOTE 5 - Notes Payable
----------------------
                             Current          Non-Current
                             Maturities       Maturities       Total
Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%              $  511,644       $    - 0 -       $  511,644

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%                105,490            - 0 -          105,490

Estate of William
T. O'Donnell, Sr.
Payable upon demand.
Interest payable
quarterly at 8%                 224,357            - 0 -          224,357

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.         19,444            - 0 -          19,444
                             ----------         ---------     ----------
     TOTAL                   $  860,935            - 0 -      $  860,935
                             ==========         =========     ==========

Total accrued interest payable at 9/30/98 is $1,063,468. $6,983 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,056,485 is owed to Michael Wichinsky.

                                 - 12 -

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                           September 30, 1998


NOTE 6 - Stockholders' Deficiency
---------------------------------
                                       Common      Paid in
                                       Stock       Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   $(5,096,994)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1997                                                     (202,091)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1997          26,378,577      $263,786    $3,395,062   $(5,299,085)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1998                                                     (156,697)
                      -----------      --------    ----------   ------------
Balance at
 June 30, 1998         26,378,577      $263,786    $3,395,062   $(5,455,782)

Net Income
 (Loss) For The
 Three Month
 Period Ended
 September 30, 1998                                                  (26,733)
                      ----------       --------    ----------    ------------
Balance at
 September 30, 1998   26,378,577       $263,786    $3,395,062    $(5,482,515)
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

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of September 30, 1998, the Company had negative working capital of $1,823,967. The Company has no commitments for capital expenditures.

As of September 30, 1997, the Company had negative stockholders' equity of $1,823,667.

During the three months ended September 30, 1998, the Company realized no revenues and incurred expenses of $26,733, $17,500 of which is accrued interest expense.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended September 30, 1998. The Company has been dormant for the past several years.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. During the three months ended September 30, 1998, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - LEGAL PROCEEDINGS (Page 8-9).


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended September 30, 1998. Accrued interest payable on these notes as of September 30, 1998 amounts to $1,063,468, of which $1,056,485 is payable to Wichinsky and $6,983 is payable to O'Donnell.


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


                                  GLOBAL GAMING & TECHNOLOGY, INC.


   By:   Mark Sarason                     Date:  11/11/98
         -------------------------------         ------------
         Mark Sarason
         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By:   Mark Sarason                     Date:  11/11/98
         ------------------------------          ------------
         Mark Sarason, Director


   By:   Constance Koplow                 Date:  11/2/98
         ------------------------------          ------------
         Cosntance Koplow, Director