Form 10-Q
period 1998-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1999-01-27
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Six Months Ended December 31, 1998

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

As of December 31, 1998, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended December 31, 1998


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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 1998
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technol-ogy, Inc. as of December 31, 1998 and the related statements of operations, deficit, and cash flows for the three months and nine months ended December 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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

                           Joseph F. Zerga
Las Vegas, Nevada
January 18, 1999

                Global Gaming and Technology, Inc.
                         Balance Sheet
               December 31, 1998 and June 30, 1998
                 (See Accountant's Review Report)

                                          Dec 31              June 30
                                          1998                 1998
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    59,211          $    79,606
    Inventories (Note 2)                       28,500               28,500
    Notes Receivable-Current (Note 3)          11,574               11,574
                                          -----------          -----------
       Total Current Assets                    99,285              119,680
                                          -----------          -----------

PROPERTY AND EQUIPMENT-At Cost
     Net of Accumulated
      Depreciation (Note 4)                       -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 3)                       0                    0
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $    99,585          $   119,980
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $    10,000          $    10,011
     Accrued Interest                       1,080,968            1,045,968
     Notes Payable (Note 5)                   860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           1,951,903            1,916,914
                                          -----------          -----------
LONG-TERM LIABILITIES                            -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                               (5,511,166)          (5,455,782)
                                          -----------          -----------
        Total Stockholder's Deficit        (1,851,318)          (1,796,934)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $    99,585          $   119,980
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended December 31, 1998 and 1997 and
         For the Six Months Ended December 31, 1998 and 1997
                  (See Accountant's Review Report)
                            (Unaudited)

                                  Three Months Ended       Six Months Ended
                                      December 31             December 31
                                  1998          1997       1998        1997
                                --------      -------     -------    -------
REVENUE AND INCOME              $  -0-        $ -0-       $ -0-      $  -0-
                                --------      -------     -------    -------
       Total Income                -0-          -0-         -0-         -0-
                                --------      -------     -------    -------
COSTS AND EXPENSES
  Professional Fees                4,890        3,205       7,990     10,148
  Interest                        17,500       23,437      35,000     46,874
  Transfer Fees                      750          750       1,500      1,500
  Telephone                            0            0           0        232
  Salaries and Wages               4,875        4,875       9,750      9,750
  Payroll Tax Expense                499          531       1,057      1,081
  Miscellaneous                      137          158          87         75
                                --------       -------     ------     ------
    Total Costs & Expenses        28,651       32,955      55,384     69,660
                                --------       -------     ------     ------
Net Income (Loss)                (28,651)     (32,955)    (55,384)   (69,660)

Deficit Beginning of Period   (5,482,515)  (5,335,790) (5,455,782)(5,299,085)
                              -----------  ----------- ---------- -----------
Deficit End of Period         (5,511,166)  (5,368,745) (5,511,166)(5,368,745)
                              ===========  =========== ========== ===========
Income (Loss) per Common
   Share (Note 7)            $     (.001)  $    (.001) $    (.002) $   (.003)
                              ===========  =========== ========== ===========
Weighted Average Number of
   Common Shares Outstanding  26,378,577   26,378,577  26,378,577 26,378,577
                              ===========  =========== ========== ==========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Six Months Ended December 31, 1998 and 1997
                 (See Accountant's Review Report)
                            (Unaudited)

                                                 Six Months Ended
                                          December 31         December 31
                                          1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (55,384)         $   (69,660)
     (Increase) Decrease in
          Notes Receivable                        -0-                  -0-
          Inventory                               -0-                  -0-
     Increase (Decrease) in
          Accounts Payable                        (11)                 (20)
          Accrued Interest Payable             35,000               46,873
                                          -----------          -----------
     NET OPERATING CASH                       (20,395)             (22,807)       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash               (20,395)             (22,807)

Cash Beginning of Period                       79,606               29,935
                                          -----------          -----------
Cash End of Period                        $    59,211          $     7,128
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    35,000          $    46,874
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       December 31, 1998


                            THE COMPANY
                            -----------
The Company was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company has been engaged in the research, devel-opment, manufacture, and marketing of electronic gaming devices and coinless games of chance.


                      PROPERTY AND EQUIPMENT
                      ----------------------
Property and equipment, including significant improvements thereto, are car-ried at cost, less accumulated depreciation. Expenditures for repairs and main-tenance are charged to expenses as incurred. When assets are retired or dis-posed of, the cost and related accumulated depreciation are removed from the accounts. Gains and losses from the disposition of property are included in operations. Depreciation is provided using Straight-Line methods. As of Dec-ember 31, 1998, the Company has no real or personal property.


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        December 31, 1998


                      LEGAL PROCEEDINGS - Continued
                      -----------------------------

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

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid under 35 U.S.C. Section 102(b) because the invention disclosed therein was on sale more than one year prior to the date on which Global's patent application was filed. Global has appealed that deter-mination, however, it is uncertain at present whether that appeal will be suc-cessful. Additionally, IGT has appealed the finding of infringement and it is equally uncertain whether that appeal will be successful. A ruling on these mat-ters is not expected until at least sometime in 1999, which date could be delayed significantly in view of the fact the United States Supreme Court decided in March of 1998 to review whether the lower courts have been properly interpreting 35 U.S.C. Section 102(b). It is not known how the United States Supreme Court will resolve those issues.

The Company will be incurring legal costs regarding the prosecution of its in-fringement claims. Per counsel for the Company, at present it is difficult to determine these future legal costs.

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        December 31, 1998


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
                              ---------
                             $3,206,813
                              =========


Note 1 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------

As discussed in Item II-Management's Discussion and Analysis of Financial Condition and Results of Operations (page 14), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of December 31, 1998, the Company has negative working capital of $1,852,618 and negative stockholders' equity of $1,852,318.

As discussed in the Summary of Significant Accounting Policies (pages 8-9), the Company is involved in current litigation. The manner in which the liti-gation is resolved is likely to have a significant financial impact on the Company.


Note 2 - Inventories
--------------------

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of December 31, 1998. (See Note 3(3) for details).

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                           December 31, 1998


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


(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received in February 1997 and $25,000 was received in February 1998. $12,500 is due February 7, 1999 and has been discounted at 8% to reflect the present value on December 31, 1998 of the note of $11,574.


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


NOTE 4 - Property and Equipment
-------------------------------

The Company has no real or personal property as of December 31, 1998.

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                          December 31, 1998

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
                             ==========         =========     ==========

Total accrued interest payable at 12/31/98 is $1,080,968. $11,507 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,069,461 is owed to Michael Wichinsky.

                                 - 12 -

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                           December 31, 1998


NOTE 6 - Stockholders' Deficiency
---------------------------------
                                       Common      Paid in
                                       Stock       Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   $(5,096,994)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1997                                                     (202,091)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1997          26,378,577      $263,786    $3,395,062   $(5,299,085)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1998                                                     (156,697)
                      -----------      --------    ----------   ------------
Balance at
 June 30, 1998         26,378,577      $263,786    $3,395,062   $(5,455,782)

Net Income
 (Loss) For The
 Six Month
 Period Ended
 December 31, 1998                                                  (55,384)
                      ----------       --------    ----------    -----------
Balance at
 December 31, 1998    26,378,577       $263,786    $3,395,062   $(5,511,166)
                      ==========       ========    ==========    ===========

NOTE 7 - Earnings (Loss) Per Share
----------------------------------

Income (Loss) per share was computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of December 31, 1998, the Company had negative working capital of $1,852,618. The Company has no commitments for capital expenditures.

As of December 31, 1998, the Company had negative stockholders' equity of $1,852,318.

During the six months ended December 31, 1998, the Company realized no revenues and incurred expenses of $55,056, $35,000 of which is accrued interest expense.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended December 31, 1998. The Company has been dormant for the past several years.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. During the three months ended December 31, 1998, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - LEGAL PROCEEDINGS (Page 8-9).


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the six months ended December 31, 1998. Accrued interest payable on these notes as of December 31, 1998 amounts to $1,080,968, of which $1,069,461 is payable to Wichinsky and $11,507 is payable to O'Donnell.


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


   By:   Mark Sarason                     Date:  01/22/99
         -------------------------------         ------------
         Mark Sarason
         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By:   Mark Sarason                     Date:  01/22/99
         ------------------------------          ------------
         Mark Sarason, Director


   By:   Constance Koplow                 Date:  01/22/99
         ------------------------------          ------------
         Cosntance Koplow, Director