Form 10-Q
period 1999-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 1999-05-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Nine Months Ended March 31, 1999

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

As of March 31, 1999, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended March 31, 1999


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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       March 31, 1999
                (See Accountant's Review Report)

Joseph F. Zerga, Ltd
Certified Public Accountants
2950 E Flamingo Rd, Ste L
Las Vegas, NV 89121
(702)732-2775


To the Board of Directors
and Stockholders of
Global Gaming and Technology, Inc.


We have reviewed the accompanying balance sheet of Global Gaming and Technol-ogy, Inc. as of March 31, 1999 and the related statements of operations, deficit, and cash flows for the three months and nine months ended March
31, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Gaming and Technology, Inc.

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

                           Joseph F. Zerga
Las Vegas, Nevada
May 7, 1999

                Global Gaming and Technology, Inc.
                         Balance Sheet
                 March 31, 1999 and June 30, 1998
                 (See Accountant's Review Report)

                                         March 31              June 30
                                         1999                  1998
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    62,624          $    79,606
    Inventories (Note 2)                       28,500               28,500
    Notes Receivable-Current (Note 3)               0               11,574
                                          -----------          -----------
       Total Current Assets                    91,124              119,680
                                          -----------          -----------

PROPERTY AND EQUIPMENT-At Cost
     Net of Accumulated
      Depreciation (Note 4)                       -0-                  -0-
                                          -----------          -----------

OTHER ASSETS
     Note Receivable (Note 3)                       0                    0
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $    91,424          $   119,980
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
     Accounts Payable                     $     9,969          $    10,011
     Accrued Interest                       1,098,087            1,045,968
     Notes Payable (Note 5)                   860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           1,968,991            1,916,914
                                          -----------          -----------
LONG-TERM LIABILITIES                            -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Deficit                               (5,536,415)          (5,455,782)
                                          -----------          -----------
        Total Stockholder's Deficit        (1,877,567)          (1,796,934)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIENCY             $    91,424          $   119,980
                                          ===========          ===========

The Accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 5 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended March 31, 1999 and 1998 and
         For the Nine Months Ended March 31, 1999 and 1998
                  (See Accountant's Review Report)
                            (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                       March 31               March 31
                                1999          1998        1999       1998
                                --------      -------     -------    -------
REVENUE AND INCOME              $    926      $ 2,709     $   926    $ 2,709
                                --------      -------     -------    -------
       Total Income                  926        2,709         926      2,709
                                --------      -------     -------    -------
COSTS AND EXPENSES
  Professional Fees                2,895        3,170      10,885     13,319
  Interest                        17,119       22,927      52,119     69,801
  Transfer Fees                      750          750       2,250      2,250
  Telephone                            0            0           0        233
  Salaries and Wages               4,875        4,875      14,625     14,625
  Payroll Tax Expense                536          590       1,593      1,671
  Miscellaneous                        0          449          87        524
                                --------       -------     ------     ------
    Total Costs & Expenses        26,175       32,761      81,559    102,423
                                --------       -------     ------     ------
Net Income (Loss)                (25,249)     (30,052)    (80,633)   (99,714)

Deficit Beginning of Period   (5,511,166)  (5,368,747) (5,455,782)(5,299,085)
                              -----------  ----------- ---------- -----------
Deficit End of Period         (5,536,415)  (5,398,799) (5,536,415)(5,398,799)
                              ===========  =========== ========== ===========
Income (Loss) per Common
   Share (Note 7)            $     (.001)  $    (.001) $    (.003) $   (.004)
                              ===========  =========== ========== ===========
Weighted Average Number of
   Common Shares Outstanding  26,378,577   26,378,577  26,378,577 26,378,577
                              ===========  =========== ========== ==========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 6 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Nine Months Ended March 31, 1999 and 1998
                 (See Accountant's Review Report)
                            (Unaudited)

                                                 Nine Months Ended
                                          March 31         March 31
                                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (80,633)         $   (99,714)
     (Increase) Decrease in
          Notes Receivable                     11,574               22,291
          Inventory                               -0-                  -0-
     Increase (Decrease) in
          Accounts Payable                        (42)                 (16)
          Accrued Interest Payable             52,119               69,801
                                          -----------          -----------
     NET OPERATING CASH                       (16,982)             ( 7,638)       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditure                         -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash               (16,982)             ( 7,638)

Cash Beginning of Period                       79,606               29,935
                                          -----------          -----------
Cash End of Period                        $    62,624          $    22,297
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    52,119          $    69,801
                                          ===========          ===========

The accompanying Summary of Significant Accounting Policies and
Notes are an integral part of these financial statements.

                                - 7 -

                Global Gaming and Technology, Inc.
            Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                       March 31, 1999


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                  and Notes to Financial Statements
                        March 31, 1999


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

                 Global Gaming and Technology, Inc.
             Summary of Significant Accounting Policies
                 and Notes to Financial Statements
                        March 31, 1999


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
                              ---------
                             $3,206,813
                              =========


Note 1 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------

As discussed in Item II-Management's Discussion and Analysis of Financial Condition and Results of Operations (page 14), the Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of March 31, 1999, the Company has negative working capital of $1,877,867 and negative stockholders' equity of $1,877,567.

As discussed in the Summary of Significant Accounting Policies (pages 8-9), the Company is involved in current litigation. The manner in which the liti-gation is resolved is likely to have a significant financial impact on the Company.


Note 2 - Inventories
--------------------

The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Universal Distributing of Nevada, Inc. The Company's share of the slot machines is valued at $28,500 as of March
31, 1999. (See Note 3(3) for details).

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                    and Notes to Financial Statements
                            March 31, 1999


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


(2) The promissory note due from Sigma Game, Inc. was from a settlement arising out of litigation. $25,000 was received in February 1998 and final payment in the amount of $12,500 was received in February 1999.


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


NOTE 4 - Property and Equipment
-------------------------------

The Company has no real or personal property as of March 31, 1999.

                   Global Gaming and Technology, Inc.
              Summary of Significant Accounting Policies
                   and Notes to Financial Statements
                           March 31, 1999

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
                             ==========         =========     ==========

Total accrued interest payable at 3/31/99 is $1,098,087. $15,932 of this amount is owed to the Estate of William T. O'Donnell, Sr. and the balance of $1,082,155 is owed to Michael Wichinsky.

                                 - 12 -

                    Global Gaming and Technology, Inc.
               Summary of Significant Accounting Policies
                     and Notes to Financial Statements
                            March 31, 1999


NOTE 6 - Stockholders' Deficiency
---------------------------------
                                       Common      Paid in
                                       Stock       Capital in
                      Number of        $.01 Par    Excess of
                      Shares           Value       Par Value    (Deficit)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1996          26,378,577      $263,786    $3,395,062   $(5,096,994)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1997                                                     (202,091)
                      -----------      --------    ----------   ------------
Balance at
June 30, 1997          26,378,577      $263,786    $3,395,062   $(5,299,085)

Net Income
 (Loss) For The
 Year Ended
 June 30, 1998                                                     (156,697)
                      -----------      --------    ----------   ------------
Balance at
 June 30, 1998         26,378,577      $263,786    $3,395,062   $(5,455,782)

Net Income
 (Loss) For The
 Nine Month
 Period Ended
 March 31, 1999                                                     (80,633)
                      ----------       --------    ----------    -----------
Balance at
 March 31, 1999       26,378,577       $263,786    $3,395,062   $(5,536,415)
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

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of March 31, 1999, the Company had negative working capital of $1,877,867. The Company has no commitments for capital expenditures.

As of March 31, 1999, the Company had negative stockholders' equity of $1,877,567.

During the nine months ended March 31, 1999, the Company received $926 in interest income on the Sigma note and incurred expenses of $81,559, $52,119 of which is accrued interest expense.

GLOBAL GAMING AND TECHNOLOGY, INC. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended March 31, 1999. The Company has been dormant for the past several years.

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

The lack of gaming licenses in Nevada and New Jersey is a severe detriment to growth. During the three months ended March 31, 1999, the Company did not achieve any sales.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
See Part I - Summary of Significant Accounting Policies - LEGAL PROCEEDINGS (Page 8-9).


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the nine months ended March 31, 1999. Accrued interest payable on these notes as of March 31, 1999 amounts to $1,098,087, of which $1,082,155 is payable to Wichinsky and $15,932 is payable to O'Donnell.


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


   By:   Mark Sarason                     Date:  05/12/99
         -------------------------------         ------------
         Mark Sarason
         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By:   Mark Sarason                     Date:  05/12/99
         ------------------------------          ------------
         Mark Sarason, Director


   By:   Constance Koplow                 Date:  05/11/99
         ------------------------------          ------------
         Constance Koplow, Director