Form 10-K
period 1999-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1999-09-30
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                For the Fiscal Year Ended June 30, 1999

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

As of June 30, 1999, there was issued and outstanding 26,378,577 shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value as an affiliate was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes).

                  Global Gaming and Technology, Inc.
                             Form 10-K
                           June 30, 1999

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

               New Products; Research and Development
               --------------------------------------
The Company has not developed any new products during the fiscal year ended June 30, 1999, nor is the development of new products contemplated in the future. Since the electronic gaming device industry is constantly employing new products, the Company is not competitive in any markets.

                            Products
                            --------
No new machines have been manufactured during the year ended June 30, 1999.


                      Marketing and Service
                      ---------------------
The Company has not been successful in expanding its market or marketing its products during the fiscal year ended June 30, 1999. The Company does not contemplate any material marketing activities during the next year ending June 30, 2000.

                           Competition
                           -----------
The gaming machine industry is a highly competitive industry. Bally Manufacturing Company ("Bally") and International Gaming Technology ("IGT") are principal domestic competitors of the Company. Additionally, Asian manufacturing and marketing companies have entered the American market and have become a significant competitive factor. Additionally, new technology has made certain products obsolete. Management believes that the success of a gaming device is based upon player appeal, reliability, product support and competitive factors. However, the Company lacks the financial strength to compete in markets available for sales.

                          Manufacturing
                          -------------
Manufacture of the Company's products consists of the assembly of machines from parts and components, some of which are standard and others of which are made to the Company's specifications. These parts and components are readily obtainable from several sources of supply and the Company does not rely on any one vendor as a source for the parts and components. No new machines were manufactured during the year ended June 30, 1999.

                           Employees
                           ---------
As of June 30, 1999, the Company had one employee.

                            Patents
                            -------
The Company holds one United States Letters Patent issued in fiscal 1979, relating to the design and operation of its products and their various components. The Company is of the opinion that this Letters Patent has competitive value in that it would require competitors to use non-infringing designs to achieve the technological advances obtained by use of the designs covered in the Letters Patent. However, the Company believes that player appeal, cost of ownership and service, and prices are, and will be, of greater significance in establishing and maintaining a competitive position in the industry. United States Letters Patents have a duration of 17 years from the date of issue and are not renewable. Patents are the subject of current litigation. (See Legal Proceedings - Item 3)

                       Government Regulation
                       ---------------------
Manufacturers and distributors of gaming devices in the State of Nevada and in Atlantic City, New Jersey (the primary American markets) are subject to licensure and extensive regulation. These licenses are issued after extensive investigations into the moral reputation and financial background of the individuals (and entities) applying for a gaming license. The licenses are revocable, nontransferable and renewable.

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

On February 18, 1997, the United States District Court for the District of Nevada entered a Decision and Order regarding the Company's patent infringe-ment claim, which was pending against IGT. In the Decision and Order, the Court found that IGT's reel-type slot machines infringe the Company's patent, but held that the patent was invalid under 35 U.S.C. Section 102(b) because the invention disclosed therein was on sale more than one year prior to the date on which the Company's patent application was filed. Global appealed the determination. Additionally, IGT appealed the finding of infringement.

In August, 1999, the Federal Circuit Court of Appeals remanded the case to the United States District Court for the District of Nevada for a determination of whether Claim 18 is infringed and, if so, whether that claim is valid and whether any of IGT's affirmative defenses would bar enforcement of the claim. The Court of Appeals also affirmed the trial court's ruling that Claims 1 and 12 of Global's patent are invalid. Therefore, based on all available informa-tion, it is not known how the District Court of Nevada will rule with respect to Claim 18 or whether any meaningful damage award will be granted assuming a finding of infringement and validity is entered.

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

                              PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters:

The Common Stock of the Company is traded in the over-the-counter market. The Company had 2,715 shareholders of record on June 30, 1999.

The following table indicates the range of high and low bid prices of the Company's Common Stock for the quarterly periods starting September 30, 1995, in the "Pink Sheets." No quotes are available from the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes:

                                             High            Low
                                          Bid    Ask      Bid    Ask

Quarter Ending September 30, 1995         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1995          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1996             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1996              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1996         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1996          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1997             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1997              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1997         1/8    3/8      1/8    3/8
Quarter Ending December 31 1997           1/8    3/8      1/8    3/8
Quarter Ending March 31, 1998             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1998              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1998         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1998          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1999             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1999              1/8    3/8      1/8    3/8

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

                         Year Ended June 30
                        1999       1998       1997       1996       1995
                        --------   --------   --------   --------   --------
Total Revenues          $  1,000   $  2,709   $ 20,601   $245,078   $ 25,230

Net Income (Loss)       (135,100)  (156,697)  (202,091)     4,894   (137,633)

Income (Loss) per
  Common Share             (.005)     (.006)     (.008)      .000      (.005)

Cash Dividends per
  Common Share               -0-        -0-        -0-        -0-        -0-

Total Assets              55,000    119,980    604,275    758,084     772,789

Long-Term Debt               -0-        -0-        -0-        -0-        -0-

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Total debt of the Company aggregated $860,935, $860,935, and $1,155,353 (exclu-sive of accounts payable and accrued interest and expenses) for the years ended June 30, 1999, 1998 and 1997, respectively. Of these amounts, $617,134, 617,134, and $829,474 was owed to Michael Wichinsky as of June 30, 1999, 1998 and 1997, respectively. Total revenues aggregated $1,000, $2,709 and $20,601 for the years ended June 30, 1999, 1998, and 1997, respectively. As of June 30, 1999 and 1998, the Company has negative working capital of $1,931,682 and $1,797,234, respectively. At the present time, the Company has not adopted any plan to resume operations.

The Company has been dormant for the past several years. The Company did not manufacture any gaming devices during the fiscal years ended June 30, 1999 and 1998, and does not anticipate having the necessary resources to manu-facture devices in the future. This fact, combined with the Company's lack of licenses described above, is anticipated to have a material adverse impact upon the Company's ability to generate revenues in the future.

Primary costs of the Company include interest and annual administrative costs of $135,047, $159,406 and $222,692 for the years ended June 30, 1999, 1998 and 1997, respectively.

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

                                PART III


Item 10 - Directors and Executive Officers of the Registrant:

Effective June 21, 1999, the following persons were appointed as directors and officers of the corporation for a term of one year or until the next election of Directors.

          Name                                                     Age

          Mark Sarason, President, Secretary,
                        and Treasurer                               52

          Wayne D. Umbertis, Director                               61

          Constance Koplow, Director                                59

Mark Sarason has 28 years experience in the gaming industry, directed pri-marily to marketing and marketing operations. Since 1994 Mr. Sarason has acted as president of Casino Marketing Services, Ltd., a company specializing in marketing development programs for secondary gaming destinations. Prior to his activities with CMS, Mr. Sarason has held positions of Executive Director of Casino Marketing and Director of Customer Development for Harrah's, Atlantic City, NJ.

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

Constance Koplow has a Bachelor of Arts and Master of Education Administration degree from the University of Nevada Las Vegas. She has owned and operated two businesses, one in women's ready to wear retail and one in food service. She served as an administrator at the Community College of Southern Nevada for nine years and has eighteen years experience in the gaming industry.

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


Item 11- Executive Compensation:

The Company paid $19,500 to Constance Koplow in the fiscal year ended June 30, 1999. None of the officers or directors were indebted to the Company during the fiscal year. The Company does not contemplate any increase in the payment of salaries to officers or directors in the near future. During the fiscal years ended June 30, 1999, 1998 and 1997, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth as of June 30, 1999, the number of shares of common stock beneficially owned by each person known by the Company to own more than 5% of the common stock and the percentage of common stock represent-ed thereby.


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
                                                    =========

Item 13 - Certain Relationships and Related Transactions:

(A)  Transactions with Management and Related Parties
     ------------------------------------------------
     During the year ended June 30, 1999, Michael Wichinsky was repaid $300,000 from the Company as interest and principal payments on his note to the Company and the Estate of William T. O'Donnell, Sr. was repaid $119,164 as interest and principal payments on his note to the Company. The Company accrued interest on the loans to related parties totaling $69,419 and $89,756 during the years ended June 30, 1999 and 1998, respectively.

(B)  Certain Business Relationships
     ------------------------------
     The existing business and personal relationships between the Directors and Officers are as follows:

     Mark Sarason was appointed as President, Secretary and Treasurer effective June 21, 1999 until the next annual election of the Board of Directors.


                               PART IV

Item 14 - Exhibits, Financial Statement Schedules:

Attached hereto as EXHIBIT A Net Operating Carryforwards to 2000 and as EXHIBIT B are the financial statements and additional financial statement schedules required by Item 8 of this form.

                             SIGNATURES
                             ----------

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  09/27/99
      --------------------
                                GLOBAL GAMING & TECHNOLOGY, INC.

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


DATED: 09/27/99
      --------------------
                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Chief Financial Officer


                                     Mark Sarason
                                     --------------------------
                                     Mark Sarason
                                     Secretary/Treasurer


                                     Constance Koplow
                                     --------------------------
                                     Constance Koplow
                                     Director

                              EXHIBIT A

             NET OPERATING LOSS CARRYFORWARDS TO 2000

Tax Year                                                   Expires
  6/30                                                       6/30
- --------                                                   -------

  1985                    $  276,972                         2000
  1986                       226,859                         2001
  1987                       216,931                         2002
  1988                       451,580                         2003
  1989                       104,956                         2004
  1990                       136,629                         2005
  1991                       362,469                         2006
  1992                       137,588                         2007
  1993                       202,091                         2008
  1995                       137,588                         2010
  1997                       202,091                         2012
  1998                       156,697                         2013
  1999                       135,047                         2014
                          ----------
                          $2,886,547
                          ==========

                              EXHIBIT B

                        FINANCIAL STATEMENTS


                  Global Gaming and Technology, Inc.
                         Financial Statements
              For the Years Ended June 30, 1999 and 1998

                  Global Gaming and Technology, Inc.
                         Financial Statements
              For the Years Ended June 30, 1999 and 1998


                          TABLE OF CONTENTS
                          -----------------

                                                         PAGE
                                                         ----
Independent auditors' report                              19

Balance sheets                                            20

Statements of operations                                  21

Statements of changes in stockholders' deficit            22

Statements of cash flows                                  23

Notes to financial statements                        24 - 26

Bradshaw, Smith & Co., LLP
CPAs, Business Advisors & Consultants
5851 W Charleston
Las Vegas, NV 89146
(702) 878-9788


To the Board of Directors and Stockholders
Global Gaming and Technology, Inc.
Las Vegas, Nevada

                     INDEPENDENT AUDITOR'S REPORT
                     ----------------------------

We have audited the accompanying balance sheet of Global Gaming and Tech-nology, Inc. as of June 30, 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's manage-ment. Our responsibility is to express an opinion on these financial state-ments based on our audit. The financial statements of Global Gaming and Tech-nology, Inc. as of June 30, 1998 were audited by other auditors whose report dated September 3, 1998 on those statements included an explanatory paragraph that described the uncertain outcome of litigation giving rise to substantial doubt about the Company's ability to continue as a going concern discussed in
Note 2 to the financial statements.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Global Gaming and Technology, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dormant and has negative working capital, and no current operations or sources of revenue. Those conditions raise sub-stantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Las Vegas, Nevada           Bradshaw, Smith & Co., LLP
August 11, 1999

                   Global Gaming and Technology, Inc.
                            Balance Sheets
                        June 30, 1999 and 1998

                                            June 30,          June 30,
                                            1999              1998
                                            -----------       -----------
ASSETS
CURRENT ASSETS
     Cash                                   $    50,700       $    79,600
     Inventories (Note 4)                         4,000            28,500
     Notes receivable-current (Note 5)               --            11,600
                                            -----------       -----------
        Total current assets                     54,700           119,700

OTHER ASSETS                                        300               300
                                            -----------       -----------

       TOTAL ASSETS                         $    55,000       $   120,000
                                            ===========       ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                       $    10,700       $    10,000
     Accrued interest payable (Note 3)        1,115,400         1,046,000
     Notes payable (Notes 3 and 7)              860,900           860,900
                                            -----------       -----------
        Total current liabilities             1,987,000         1,916,900
                                            -----------       -----------

STOCKHOLDERS' DEFICIT
     Preferred stock, $.01 par value,
       1,000,000 shares authorized,
       none issued.                                  --                --
     Common stock, $.01 par value,
       27,000,000 shares authorized,
       26,378,577 issued (including
       51,382 held in the company
       name at no cost).                         263,800            263,800
     Additional paid-in-capital                3,395,100          3,395,100
     Accumulated deficit                      (5,590,900)        (5,455,800)
                                              -----------        -----------
        Total stockholders' deficit           (1,932,000)        (1,796,900)
                                              -----------        -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT              $    55,000        $   120,000
                                             ===========        ===========

The Notes to Financial Statements are an integral part of these statements.

                                - 20 -

                  Global Gaming and Technology, Inc.
                       Statements of Operations
              For the Years Ended June 30, 1999 and 1998

                                     June 30,        June 30,
                                     1999            1998
                                     -----------     -----------
OTHER INCOME (EXPENSE)
     Interest income                 $     1,000     $     2,700
     Asset impairment (Note 4)           (24,500)             --
                                     -----------     -----------
       Total Revenue                     (23,500)          2,700
                                     -----------     -----------
OPERATING EXPENSES
     Interest (Note 3)                    69,400          89,800
     Salaries                             19,500          21,100
     Professional services                15,700          42,400
     Transfer fees                         3,000           3,000
     Payroll tax expense                   2,300           2,300
     Maintenance and repairs               1,400              --
     Office and other expenses               300             800
                                     -----------     -----------
       Total operating expenses          111,600         159,400
                                     -----------     -----------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                       $  (135,100)    $  (156,700)
                                     ===========     ===========

NET LOSS PER COMMON SHARE            $     (.005)    $     (.006)
                                     ===========     ===========

Weighted average common
  shares outstanding                  26,378,577      26,378,577
                                     ===========     ===========

The Notes to Financial Statements are an integral part of these statements.

                                - 21 -

                    Global Gaming and Technology, Inc.
              Statements of Changes in Stockholders' Deficit
                For the Years Ended June 30, 1999 and 1998

                                                                     Total
              Common stock            Additional    Accumulated  stockholders'
                 shares     Amount  paid in capital   deficit      deficit
              ------------ -------  --------------- -----------  -------------

Balance,
June 30, 1997  26,378,600  $263,800   $3,395,100    $(5,299,100) $(1,640,200)

Net Loss               --        --           --       (156,700)    (156,700)
               ----------  --------   ----------    -----------  -----------
Balance,
June 30, 1998  26,378,600   263,800    3,395,100     (5,455,800)  (1,796,900)

Net Loss               --        --           --       (135,100)    (135,100)
               ----------  --------   ----------    -----------  -----------

Balance,
June 30, 1999  26,378,600  $263,800   $3,395,100    $(5,590,900) $(1,932,000)
               ==========  ========   ==========    ===========  ===========

The Notes to Financial Statements are an integral part of these statements.

                                     - 22 -

                  Global Gaming and Technology, Inc.
                       Statements of Cash Flows
              For the Years Ended June 30, 1999 and 1998

                                        June 30,      June 30,
                                        1999          1998
                                        ---------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                               $(135,100)     $(156,700)
 Asset impairment                          24,500             --
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:
  (Increase) decrease in:
    Notes receivable                        11,600        10,700
  Increase (decrease) in:
   Accounts payable                            700         1,800
   Accrued interest payable                 69,400       (34,900)
                                         ---------     ---------
NET CASH USED IN OPERATING
ACTIVITIES                                 (53,400)     (179,100)
                                         ---------     ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Principal paid on notes
  receivable                                    --       523,200
 Principal paid on notes
  payable                                       --      (294,400)
                                         ---------     ---------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                            --       228,800
                                         ---------     ---------
NET (DECREASE) INCREASE IN CASH            (28,900)       49,700

CASH AT BEGINNING OF PERIOD                 79,600        29,900
                                        ----------    ----------
CASH AT END OF PERIOD                   $   50,700    $   79,600
                                        ==========    ==========

The Notes to Financial Statements are an integral part of these statements.

                                - 23 -

                   Global Gaming and Technology, Inc.
                     Notes to Financial Statements
               For the Years Ended June 30, 1999 and 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Organization and nature of business:

    Global Gaming and Technology, Inc. (the "Company") was incorporated in the State of Delaware in 1973. The Company, although dormant for the last several years, has been engaged in the research, development, manufacture and marketing of electronic gaming devices and coinless games of chance.

    Use of estimates in preparation of financial statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Loss per share:

    Loss per share was computed by dividing the net loss by the weighted ave-rage number of shares outstanding during the period.

2.  ORGANIZATION'S ABILITY TO CONTINUE AS A GOING CONCERN:

    The Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time.
     As of June 30, 1999 the Company has negative working capital of $1,932,300 and stockholders' deficit of $1,932,000.

    The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which litigation is resolved is likely to have significant financial impact on the Company.

3.  RELATED PARTY TRANSACTIONS:

    Notes payable at June 30, 1999 and 1998 consist of $841,500 and due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at June 30, 1999 and 1998 was $1,115,400 and $1,046,000 and the
     Company incurred interest expense of $69,400 and $89,800 during the years then ended.

                   Global Gaming and Technology, Inc.
               Notes to Financial Statements (Continued)
              For the Years Ended June 30, 1999 and 1998

4.  INVENTORIES

    The Company has inventory consisting of ten (10) slot machines from a settlement arising out of litigation with Universal Distributing of Nevada, Inc. Pursuant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the machines did not hold their value. The estimated fair value was based on a recent offer to purchase the machines.

5.  NOTE RECEIVABLE:

    Note receivable as of June 30, 1998 consisted of a promissory note due from Sigma Game, Inc. from settlement of a lawsuit, bearing interest at 8%, and matured February 1999.

6.  INCOME TAXES:

    The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:

                                                           1999         1998
                                                        ----------   ---------

     Computed tax benefit at federal statutory rate     $   37,600  $   53,300

     Expired net operating loss carryforwads                79,600     402,700

     Changed in deferred income tax valuation allowance   (117,200)   (456,000)
                                                        ----------  ----------
                                                        $       --  $       --
                                                        ==========  ==========

    The provision for federal and state income taxes consisted of the following:

                                                          Year ended June 30,
                                                           1999         1998
                                                        ---------   ----------

     Current                                            $      --   $       --
     Deferred                                                  --           --
                                                        ---------  -----------
                                                       $      --   $        --
                                                       ==========  ===========

    The deferred tax asset consisted of the following:

     Net operating loss carryforwards                  $ 973,100   $ 1,090,300
     Valuation allowance                                (973,100)   (1,090,300)
                                                       ---------   -----------
     Net deferred tax asset                            $      --   $        --
                                                       =========   ===========

                   Global Gaming and Technology, Inc.
                Notes to Financial Statements (Continued)
               For the Years Ended June 30, 1999 and 1998

7.  INCOME TAXES (CONTINUED):

    The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 1999 of approximately $2,862,100. A portion of the NOL expires after each year.

8.  NOTES PAYABLE:

    Notes payable at June 30, 1999 and 1998 consisted of the following:


                                            June 30, 1999   June 30, 1998
                                            -------------   -------------
Note payable to Michael Wichinsky,
 a stockholder, bearing interest at 8%,
 due on demand.                             $     511,600   $     511,600

Note payable to Michael Wichinsky,
 a stockholder, bearing interest at 10%,
 due on demand                                    105,500         105,500

Note payable to the estate of
 William T O'Donnell, Sr., a
 stockholder, bearing interest at
 8%, due on demand.                               224,400         224,400

Note payable to the State of New Jersey,
 payable in monthly installments of $1,363
 including interest. This note is in
 arrears.                                          19,400          19,400
                                            -------------   -------------
                                            $     860,900   $     860,900
                                            =============   =============


The Company incurred interest expense totaling $69,400 and $89,800 on these notes during the years ended June 30, 1999 and 1998, respectively.