Form 10-Q
period 1999-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 1999-11-05
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Three Months Ended September 30, 1999

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

As of September 30, 1999, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended September 30, 1999


                        TABLE OF CONTENTS


PART I  - Financial Information:                                  Page
--------------------------------
     Item I  - Financial Statements
          Balance Sheet                                              4
          Statement of Operations and Deficit                        5
          Statement of Cash Flows                                    6
          Summary of Significant Accounting Policies
          and Notes to Financial Statements                        7-9


     Item II - Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.                                         10


PART II - Other Information:                                       11
----------------------------
     Item 1 - Legal Proceedings.
     Item 2 - Changes in Securities.
     Item 3 - Defaults upon Senior Securities.
     Item 4 - Submission of Matters to a vote of security holders.
     Item 5 - Related Party Transactions.
     Item 6 - Exhibits and Reports on Form 8-K.

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 1999

                Global Gaming and Technology, Inc.
                         Balance Sheet
               September 30, 1999 and June 30, 1999

                                          Sept 30              June 30
                                          1999                 1999
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    39,967          $    50,700
    Inventories (Note 5)                        4,000                4,000
                                          -----------          -----------
       Total Current Assets                    43,967               54,700
                                          -----------          -----------
PROPERTY AND EQUIPMENT-At Cost
     None                                        -0-                  -0-
                                          -----------          -----------
OTHER ASSETS
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $    44,267          $    55,000
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIt
CURRENT LIABILITIES
     Accounts Payable                     $     9,969          $    10,650
     Accrued Interest                       1,132,897            1,115,397
     Notes Payable (Note 4)                   860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           2,003,801            1,986,982
                                          -----------          -----------
LONG-TERM LIABILITIES                            -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
     Paid in Capital in excess of
       par value                            3,395,062            3,395,062
     Accumulated Deficit                   (5,618,382)          (5,590,830)
                                          -----------          -----------
        Total Stockholder's Deficit        (1,959,534)          (1,931,982)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                $    44,267          $    55,000
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 4 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended September 30, 1999 and 1998
                            (Unaudited)

                                                  Three Months Ended
                                          September 30         September 30
                                          1999                 1998
REVENUE AND INCOME                        $       -0-          $       -0-
                                          -----------          -----------
       Total Income                               -0-                  -0-
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Fees                          3,844                3,099
     Interest                                  17,500               17,500
     Transfer Fees                                750                  750
     Telephone                                      0                    0
     Salaries and Wages                         4,875                4,875
     Payroll Tax Expense                          544                  559
     Miscellaneous                                 39                  (50)
                                          -----------          -----------
        Total Costs and Expenses               27,552               26,733
                                          -----------          -----------
Net Income (Loss)                             (27,552)             (26,733)

Deficit Beginning of Period                (5,590,830)          (5,455,782)
                                          -----------          -----------
Deficit End of Period                      (5,618,382)          (5,482,515)
                                          ===========          ===========
Income (Loss) per Common Share (Note 7)   $     (.001)         $     (.001)
                                          ===========          ===========
   Weighted Average Number of
   Common Shares Outstanding               26,378,577           26,378,577
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 5 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Three Months Ended September 30, 1999 and 1998
                            (Unaudited)

                                                 Three Months Ended
                                          September 30         September 30
                                          1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (27,552)         $   (26,733)
     (Increase) Decrease in
          Notes Receivable                        -0-                  -0-
          Inventory                               -0-                  -0-
     Increase (Decrease) in
          Accounts Payable                       (681)                 (42)
          Accrued Interest Payable             17,500               17,500
                                          -----------          -----------
     NET OPERATING CASH                       (10,733)              (9,275)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                        -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash               (10,733)              (9,275)

Cash Beginning of Period                       50,700               79,606
                                          -----------          -----------
Cash End of Period                        $    39,967          $    70,331
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    17,500          $    17,500
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 6 -

                Global Gaming and Technology, Inc.
                   Notes to Financial Statements
                       September 30, 1999


NOTE 1 - Summary of Significant Accounting Policies:
----------------------------------------------------
Global Gaming and Technology, Inc. (The Company) was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company, al-though dormant for the last several years, has been engaged in the research, development, manufacture, and marketing of electronic gaming devices and coin-less games of chance.

The preparation of financial statements in conformity with generally accepted accounting prnciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of con-tingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.


NOTE 2 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------
The Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of September 30, 1999, the Company has negative workling capital of $1,959,834 and stock-holders' deficit of $1,959,534.

The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which the litigation is resolved is likely to have significant financial impact on the Company.


NOTE 3 - Related Party Transactions:
------------------------------------
Notes payable at September 30, 1999 and 1998 consist of $841,491 due to stock-holders bearing interest at 8% and 10% and are due on demand. Accrued interest at September 30, 1999 and 1998 was $1,132,897 and $1,063,468 and the Company incurrred interest expense of $17,500 and $17,500 in the three months then ended. See "Note 4 - Notes Payable" for details.

                 Global Gaming and Technology, Inc.
                    Notes to Financial Statements
                        September 30, 1999

NOTE 4 - Notes Payable
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
                             ==========         =========     ==========

The Company incurred interest expense totaling $17,500 and $17,500 on these notes during the three months ended September 30, 1999 and 1998, respectively.

NOTE 5 - Inventories:
---------------------
The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Univeral Distributing of Nevada, Inc. Pur-suant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the mach-ines did not hold their value. The estimated fair value was based on a recent offer to purchse the machines.

                    Global Gaming and Technology, Inc.
                       Notes to Financial Statements
                           September 30, 1999

NOTE 6 - Income Taxes:
----------------------
The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconcilia-tion of the net income tax benefit follows:
                                                      Three Months Ended
                                                    09/30/99      09/30/98
                                                    ---------     ---------
   Computed tax benefit at federal statutory rate   $   9,368     $   9,089
   Deferred income tax valuation allowance             (9,368)       (9,089)
                                                    ---------     ---------
   Provision for Federal Income Taxes               $       0     $       0
                                                    =========     =========

The Provision for federal income taxes consisted of the following:

                                                    09/30/99      09/30/98
                                                    ---------     ---------
     Current                                        $       0     $       0
     Deferred                                               0             0
                                                    ---------     ---------
     Total                                          $       0     $       0
                                                    =========     =========

The Deferred Tax Asset consisted of the following:
     Tax Benefit of NOL carryforwards               $ 888,293     $ 944,599
     Valuation Allowance                             (888,293)     (944,599)
                                                    ---------     ---------
     Net Deferred Tax Asset                         $       0     $       0
                                                    =========     =========

The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 1999 of $2,862,047. A portion of the NOL expires after each year. $276,972 will expire at June 30, 2000 if not utilized.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of September 30, 1999, the Company had negative working capital of $1,959,834. The Company has no commitments for capital expenditures.

As of September 30, 1999, the Company had stockholders' deficit of $1,959,534.

During the three months ended September 30, 1999, the Company realized no revenues and incurred expenses of $27,552, $17,500 of which is accrued interest expense.

Global Gaming and Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended September 30, 1999. The Com-pany has been dormant for the past several years.

Patents expired at the end of July, 1995 and are the subjects of current litigation pending a ruling by the court.

Primary North American markets for gaming devices are Las Vegas, Nevada, and Atlantic City, New Jersey. The Company does not have the resources to apply for licenses in Nevada and New Jersey nor is the Company pursuing sales in smaller markets at the present time.

The gaming industry is highly competitive, and the Company is at a severe competitive disadvantage because of its size and lack of resources. The Company has not generated any sales in the last three months and does not anticipate sales in the foreseeable future.

The Company employs one person on a part-time basis.

                      PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings
--------------------------
The Company initiated a patent infringement case which is being appealed by both parties. The manner in which the litigation is resolved is likely to have significant financial impact on the Company.


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended September 30, 1998. Accrued interest payable on these notes as of September 30, 1999 amounts to $1,132,897, of which $1,107,966 is payable to Wichinsky and $24,931 is payable to O'Donnell.


ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
On July 26, 1999 the Company reported that Bradshaw Smith & Co had been engaged as the Company's Certified Public Accountants.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GLOBAL GAMING & TECHNOLOGY, INC.


   By:   Mark Sarason                     Date:  10/28/99
         -------------------------------         ------------
         Mark Sarason
         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By:   Mark Sarason                     Date:  10/28/99
         ------------------------------          ------------
         Mark Sarason, Director


   By:   Constance Koplow                 Date:  10/28/99
         ------------------------------          ------------
         Cosntance Koplow, Director