Form 10-Q
period 1999-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2000-02-07
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Six Months Ended December 31, 1999

                 Commission File Number: 0-9047


               GLOBAL GAMING AND TECHNOLOGY, INC.
     ------------------------------------------------------
     (Exact Name of Registrant as specified in its charter)


       Delaware                                    02-0314487
-------------------------------                 ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                   Number)

       2575 South Highland Drive, Las Vegas, Nevada     89109
       ------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

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

As of December 31, 1999, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended December 31, 1999


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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 1999

                Global Gaming and Technology, Inc.
                         Balance Sheet
               December 31, 1999 and June 30, 1999

                                          Dec 31               June 30
                                          1999                 1999
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    30,905          $    50,700
    Inventories (Note 5)                        4,000                4,000
                                          -----------          -----------
       Total Current Assets                    34,905               54,700
                                          -----------          -----------
OTHER ASSETS
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $    35,205          $    55,000
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
    Accounts Payable                      $     9,942          $    10,650
    Accrued Interest                        1,150,397            1,115,397
    Notes Payable (Note 4)                    860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           2,021,274            1,986,982
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
    Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
    Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
    Paid in Capital in excess of
       par value                            3,395,062            3,395,062
    Accumulated Deficit                    (5,644,917)          (5,590,830)
                                          -----------          -----------
        Total Stockholder's Deficit        (1,986,069)          (1,931,982)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                $    35,205          $    55,000
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 4 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended December 31, 1999 and 1998
       And the Six Months Ended December 31, 1999 and 1998
                            (Unaudited)

                              Three Months Ended         Six Months Ended
                           December 31  December 31  December 31  December 31
                           1999         1998         1999         1998
REVENUE AND INCOME         $       -0-  $       -0-  $       -0-  $       -0-
                           ------------ ------------ ------------ ------------
     Total Income                  -0-          -0-          -0-          -0-
                           ------------ ------------ ------------ ------------
COSTS AND EXPENSES
  Professional Fees              2,819        4,890        6,663        7,990
  Interest                      17,500       17,500       35,000       35,000
  Transfer Fees                    774          750        1,524        1,500
  Salaries and Wages             4,875        4,875        9,750        9,750
  Payroll Tax Expense              517          499        1,061        1,057
  Miscellaneous                     50          137           89           87
     Total Costs           ------------ ------------ ------------ ------------
     and Expenses               26,535       28,651       54,087       55,384
                           ------------ ------------ ------------ ------------
Net Income (Loss)              (26,535)     (28,651)     (54,087)     (55,384)
Deficit Beginning
of Period                   (5,618,382)  (5,482,515)  (5,590,830)  (5,455,782)
                           ------------ ------------ ------------ ------------
Deficit End of Period       (5,644,917)  (5,511,166)  (5,644,917)  (5,511,166)
                           ============ ============ ============ ============
Loss per Common Share      $     (.001) $     (.001) $     (.002) $     (.002)
                           ============ ============ ============ ============
Weighted Average Number of
Common Shares Outstanding   26,378,577   26,378,577   26,378,577   26,378,577
                           ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.

                                - 5 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
         For the Six Months Ended December 31, 1999 and 1998
                            (Unaudited)

                                                   Six Months Ended
                                          December 31          December 31
                                          1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (54,087)         $   (55,384)
     (Increase) Decrease in
          Notes Receivable                        -0-                  -0-
          Inventory                               -0-                  -0-
     Increase (Decrease) in
          Accounts Payable                       (708)                 (11)
          Accrued Interest Payable             35,000               35,000
                                          -----------          -----------
     NET OPERATING CASH                       (19,795)             (20,395)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                        -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash               (19,795)             (20,395)

Cash Beginning of Period                       50,700               79,606
                                          -----------          -----------
Cash End of Period                        $    30,905          $    59,211
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    35,000          $    35,000
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 6 -

                Global Gaming and Technology, Inc.
                   Notes to Financial Statements
                        December 31, 1999


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


NOTE 2 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------
The Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of December 31, 1999, the Company has negative workling capital of $1,986,369 and stock-holders' deficit of $1,986,069.

The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which the litigation is resolved is likely to have significant financial impact on the Company.


NOTE 3 - Related Party Transactions:
------------------------------------
Notes payable at December 31, 1999 and 1998 consist of $841,491 due to stock-holders bearing interest at 8% and 10% and are due on demand. Accrued interest at December 31, 1999 and 1998 was $1,150,397 and $1,080,968 and the Company incurrred interest expense of $17,500 and $17,500 in the three months then ended. See "Note 4 - Notes Payable" for details.

                 Global Gaming and Technology, Inc.
                    Notes to Financial Statements
                         December 31, 1999

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
                             ==========         =========     ==========

The Company incurred interest expense totaling $17,500 and $17,500 on these notes during the three months ended December 31, 1999 and 1998, respectively.

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

                    Global Gaming and Technology, Inc.
                       Notes to Financial Statements
                            December 31, 1999

NOTE 6 - Income Taxes:
----------------------
The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconcilia-tion of the net income tax benefit follows:
                                                      Three Months Ended
                                                    12/31/99      12/31/98
                                                    ---------     ---------
   Computed tax benefit at federal statutory rate   $   8,113     $   8,307
   Deferred income tax valuation allowance             (8,113)       (8,307)
                                                    ---------     ---------
   Provision for Federal Income Taxes               $       0     $       0
                                                    =========     =========

The Provision for federal income taxes consisted of the following:

                                                    12/31/99      12/31/98
                                                    ---------     ---------
     Current                                        $       0     $       0
     Deferred                                               0             0
                                                    ---------     ---------
     Total                                          $       0     $       0
                                                    =========     =========

The Deferred Tax Asset consisted of the following:
     Tax Benefit of NOL carryforwards               $ 888,293     $ 944,599
     Valuation Allowance                             (888,293)     (944,599)
                                                    ---------     ---------
     Net Deferred Tax Asset                         $       0     $       0
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

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of December 31, 1999, the Company had negative working capital of $1,986,369. The Company has no commitments for capital expenditures.

As of December 31, 1999, the Company had stockholders' deficit of $1,986,069.

During the three months ended December 31, 1999, the Company realized no revenues and incurred expenses of $26,535, $17,500 of which is accrued interest expense.

Global Gaming and Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended December 31, 1999. The Com-pany has been dormant for the past several years.

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


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended December 31, 1999. Accrued interest payable on these notes as of December 31, 1999 amounts to $1,150,397, of which $1,120,942 is payable to Wichinsky and $29,455 is payable to O'Donnell.


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


   By:   Mark Sarason                     Date:
         ------------------------------          ------------
         Mark Sarason, Director


   By:   Constance Koplow                 Date:
         ------------------------------          ------------
         Cosntance Koplow, Director