Form 10-Q
period 2000-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2000-05-09
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Nine Months Ended March 31, 2000

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

As of March 31, 2000, there was issued and outstanding 26,378,577 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                 Quarter Ended March 31, 2000


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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                         March 31, 2000

                Global Gaming and Technology, Inc.
                         Balance Sheet
                 March 31, 2000 and June 30, 1999

                                          Mar 31               June 30
                                          2000                 1999
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    23,377          $    50,700
    Inventories (Note 5)                        4,000                4,000
                                          -----------          -----------
       Total Current Assets                    27,377               54,700
                                          -----------          -----------
OTHER ASSETS
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $    27,677          $    55,000
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
    Accounts Payable                      $    10,009          $    10,650
    Accrued Interest                        1,167,706            1,115,397
    Notes Payable (Note 4)                    860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           2,038,650            1,986,982
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
    Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
    Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,786              263,786
    Paid in Capital in excess of
       par value                            3,395,062            3,395,062
    Accumulated Deficit                    (5,669,821)          (5,590,830)
                                          -----------          -----------
        Total Stockholder's Deficit        (2,010,973)          (1,931,982)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                $    27,677          $    55,000
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 4 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
         For the Three Months Ended March 31, 2000 and 1999
          And the Nine Months Ended March 31, 2000 and 1999
                            (Unaudited)

                            Three Months Ended        Nine Months Ended
                           March 31     March 31     March 31     March 31
                           2000         1999         2000         1999
REVENUE AND INCOME         $       -0-  $       926  $       -0-  $       926
                           ------------ ------------ ------------ ------------
     Total Income                  -0-          -0-          -0-          -0-
                           ------------ ------------ ------------ ------------
COSTS AND EXPENSES
  Professional Fees                625        2,895        7,288       10,885
  Interest                      17,310       17,119       52,310       52,119
  Transfer Fees                  1,250          750        2,774        2,250
  Salaries and Wages             4,875        4,875       14,625       14,625
  Payroll Tax Expense              583          536        1,645        1,593
  Miscellaneous                    261            0          349           87
     Total Costs           ------------ ------------ ------------ ------------
     and Expenses               24,904       26,175       78,991       81,559
                           ------------ ------------ ------------ ------------
Net Income (Loss)              (24,904)     (25,249)     (78,991)     (80,633)
Deficit Beginning
of Period                   (5,644,917)  (5,511,166)  (5,590,830)  (5,455,782)
                           ------------ ------------ ------------ ------------
Deficit End of Period       (5,669,821)  (5,536,415)  (5,669,821)  (5,536,415)
                           ============ ============ ============ ============
Loss per Common Share      $     (.001) $     (.001) $     (.003) $     (.003)
                           ============ ============ ============ ============
Weighted Average Number of
Common Shares Outstanding   26,378,577   26,378,577   26,378,577   26,378,577
                           ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.

                                - 5 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
          For the Nine Months Ended March 31, 2000 and 1999
                            (Unaudited)

                                                Nine Months Ended
                                          March 31             March 31
                                          2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (78,991)         $   (80,633)
     Changes in:
          Notes Receivable                        -0-               11,574
          Accounts Payable                       (641)                 (42)
          Accrued Interest Payable             52,309               52,119
                                          -----------          -----------
     NET OPERATING CASH                       (27,323)             (16,982)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                        -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash               (27,323)             (16,982)

Cash Beginning of Period                       50,700               79,606
                                          -----------          -----------
Cash End of Period                        $    23,377          $    62,624
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    52,310          $    52,119
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 6 -

                Global Gaming and Technology, Inc.
                   Notes to Financial Statements
                         March 31, 2000


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


NOTE 2 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------
The Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of March 31, 2000, the Company has negative working capital of $2,011,273 and stockholders' deficit of $2,010,973.

The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which the litigation is resolved is likely to have significant financial impact on the Company.


NOTE 3 - Related Party Transactions:
------------------------------------
Notes payable at March 31, 2000 and 1999 consist of $841,491 due to stock-holders bearing interest at 8% and 10% and are due on demand. Accrued interest at March 31, 2000 and 1999 was $1,167,706 and $1,098,087 and the Company
incurrred interest expense of $17,310 and $17,119 in the three months then ended. See "Note 4 - Notes Payable" for details.

                 Global Gaming and Technology, Inc.
                    Notes to Financial Statements
                         March 31, 2000

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
                             ==========         =========     ==========

The Company incurred interest expense totaling $17,310 and $17,119 on these notes during the three months ended March 31, 2000 and 1999, respectively.

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

                    Global Gaming and Technology, Inc.
                       Notes to Financial Statements
                            March 31, 2000

NOTE 6 - Income Taxes:
----------------------
The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconcilia-tion of the net income tax benefit follows:
                                                      Nine Months Ended
                                                    03/31/00      03/31/99
                                                    ---------     ---------
   Computed tax benefit at federal statutory rate   $  27,647     $  28,222
   Deferred income tax valuation allowance            (27,647)      (28,222)
                                                    ---------     ---------
   Provision for Federal Income Taxes               $       0     $       0
                                                    =========     =========

The Provision for federal income taxes consisted of the following:

                                                    03/31/00      03/31/99
                                                    ---------     ---------
     Current                                        $       0     $       0
     Deferred                                               0             0
                                                    ---------     ---------
     Total                                          $       0     $       0
                                                    =========     =========

The Deferred Tax Asset consisted of the following:
     Tax Benefit of NOL carryforwards               $ 888,293     $ 944,599
     Valuation Allowance                             (888,293)     (944,599)
                                                    ---------     ---------
     Net Deferred Tax Asset                         $       0     $       0
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

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of March 31, 2000, the Company had negative working capital of $2,011,273. The Company has no commitments for capital expenditures.

As of March 31, 2000, the Company had stockholders' deficit of $2,010,973.

During the three months ended March 31, 2000, the Company realized no revenues and incurred expenses of $24,904, $17,310 of which is accrued interest expense.

Global Gaming and Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109. No machines have been manufactured during the three months ended March 31, 2000. The Company has been dormant for the past several years.

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


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended March 31, 2000. Accrued interest payable on these notes as of March 31, 2000 amounts to $1,167,706, of which $1,133,776 is payable to Wichinsky and $33,930 is payable to O'Donnell.


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


   By:   Mark Sarason                     Date:  05/04/00
         ------------------------------          ------------
         Mark Sarason, Director


   By:   Constance Koplow                 Date:  05/04/00
         ------------------------------          ------------
         Cosntance Koplow, Director