Form 10-K
period 2000-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2000-09-21
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

            Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

                For the Fiscal Year Ended June 30, 2000

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

As of June 30, 2000, there was issued and outstanding 26,328,028 shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value as an affiliate was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes).

                  Global Gaming and Technology, Inc.
                             Form 10-KSB
                           June 30, 2000

                         TABLE OF CONTENTS
                                                                Page

ITEM  1 -  Business                                            3,4,5

ITEM  2 -  Properties                                              5

ITEM  3 -  Legal Proceedings                                     5,6

ITEM  4 -  Submission of Matters to a Vote of Security Holders     6

ITEM  5 -  Market for Registrant's Common Stock                    7

ITEM  6 -  Selected Financial Data                                 8

ITEM  7 -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8,9

ITEM  8 -  Financial Statements                                    9

ITEM  9 -  Disagreements on Accounting and Financial Disclosure    9

ITEM 10 -  Directors, Executive Officers, Promoters, and
           Control Persons of the Registrant                   10,11

ITEM 11 -  Executive Compensation                                 11

ITEM 12 -  Security Ownership of Certain Beneficial
           Owners and Management                               12,13

ITEM 13 -  Certain Relationships and Related Transactions         13

ITEM 14 -  Exhibits, Financial Statement Schedules                14

                               PART I

Item 1 - Business:
------------------
Global Gaming and Technology, Inc. (hereinafter referred to as the "Company") has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in the State of Delaware in 1973, maintains its principal offices at 2575 South Highland Drive, Las Vegas, NV 89109. During the past year, the Company has not designed new equipment, nor is the design of any new equipment contem-plated. However, in March, 2000, the state of California allowed Indian casinos to develop Las Vegas "style" gaming and the Directors of the Company have investigated the possibility of distributing gaming products to these secondary markets.

                  General Development of Business
                  -------------------------------
The Company has been dormant for the past several years.

                      Licensing Activities
                      --------------------
During the fiscal year, the Company did not apply for any gaming licenses. The largest primary markets have traditionally been Nevada and Atlantic City, New Jersey, with smaller secondary markets occurring in Mississippi, Louisiana, Detroit, etc. The procedure and cost of application, and investigation to obtain licenses in these jurisdictions is extensive, and therefore the Direct-ors have not pursued these markets. However, based upon the opportunities which the Directors perceive to exist in the California Indian Tribal casinos, in June, 2000, the Company registered with the California Department of Jus-tice for a Determination of Suitability to do Business in California.

               New Products; Research and Development
               --------------------------------------
The Company has not developed any new products during the fiscal year ended June 30, 2000, nor is the development of new products contemplated in the near future. Since the electronic gaming device industry is constantly employing new products, the Company is not competitive in any markets.

                            Products
                            --------
No new machines have been manufactured during the year ended June 30, 2000.

                      Marketing and Service
                      ---------------------
The Company has not been successful in expanding its market or marketing its products during the fiscal year ended June 30, 2000. The Company does not contemplate any new material activities during the next year ending June 30, 2001 for new product development, but subject to required jurisdictional approval and appropriate funding, the Company anticipates marketing quality used and refurbished gaming equipment to Indian Tribal casinos in California, for sale or lease.

------------------------------
                           Competition
                           -----------
The gaming machine industry is a highly competitive industry. Bally Manufacturing Company ("Bally") and International Gaming Technology ("IGT") are principal domestic competitors of the Company. Additionally, Asian manufacturing and marketing companies have entered the American market and have become a significant competitive factor. Additionally, new technology has made certain products obsolete. The Company has lacked the financial strength to compete in markets available for sales of new products and seeks to redirect the emphasis of the Company into the marketing of quality used equipment.

                          Manufacturing
                          -------------
Manufacture of the Company's products consists of the assembly of machines from parts and components, some of which are standard and others of which are made to the Company's specifications. These parts and components are readily obtainable from several sources of supply and the Company does not rely on any one vendor as a source for the parts and components. No new machines were manufactured during the year ended June 30, 2000.

                           Employees
                           ---------
As of June 30, 2000, the Company has one salaried employee, and in June, 2000 added one commissioned sales representative.

                            Patents
                            -------
The Company has held one United States Letters Patent issued in fiscal 1979, relating to the design and operation of its products and their various components. The Company is of the opinion that this Letters Patent has competitive value in that it would require competitors to use non-infringing designs to achieve the technological advances obtained by use of the designs covered in the Letters Patent. However, the Company believes that player appeal, cost of ownership and service, and prices are, and will be, of greater significance in establishing and maintaining a competitive position in the industry. United States Letters Patents have a duration of 17 years from the date of issue and are not renewable. The above referenced patent is the sub-ject of pending litigation. (See Legal Proceedings - Item 3).

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

------------------------------
                  Government Regulation (Continued)
                  ---------------------------------
The investigative cost of licenses is borne by the person or company applying for the license. The Nevada Gaming Commission may deny licenses to persons who are engaged in gaming activities in other states. Because of the sub-stantial investigative costs of obtaining gaming licenses in the States of Nevada and New Jersey, the Company has deferred the decision to seek gaming licenses in these states. Indian Tribal Commissions or Agencies operate in the same manner as state regulating authorities. Each Indian tribe which operates a casino has its own gaming regulating authority which governs the application procedures for its tribe. These application procedures and investigation costs may prove to be a limiting factor for the Company to meet the application procedures in a timely manner to be competitive with other companies.


Item 2 - Properties:
--------------------
The Company does not own any real or personal property.


Item 3 - Legal Proceedings:
---------------------------
On or about May, 1994, the Company instituted litigation in the United States District Court for the District of New Jersey for patent infringement against Bally's Park Place, Inc., Trump Plaza Associates, Trump Taj Mahal Associates, Trump Castle Associates, The Claridge Hotel and Casino Corporation, Resorts International Hotel, Atlantic Showboat, Inc., and Greate Bay Hotel and Casino, Inc. Global was seeking damages to adequately compensate for the past infringement of the patent in suit by each of the defendants together with interest and costs.

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

On March 5, 1998 the Circuit Court in Global v. Bally entered a final judgment in favor of

---------------------------------------
Global and against Bally in the amount of $1,282,131.55 (the "Judgment"). As a result, on March 26, 1998, Bally filed a notice of appeal from the Judgment in Global v. Bally in the Illinois Appellate Court for the First District. On April 16, 1998, a settlement agreement was entered into between the Company and Bally, whereas Bally agreed to pay Global $1,070,000.00 as full satisfac-tion of the Judgment in exchange for the execution of "Satisfaction/Release of Judgment" by Global to Bally. After payment by Bally, an Agreed Motion for Entry of Orders Dismissing Appeal was filed by Bally in the Circuit Court.

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


Item 4 - Submission of Matters to Vote of Security Holders:
-----------------------------------------------------------
No matter was submitted to the vote of security holders during the fiscal year.

                              PART II

Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters:
         ---------------
The Common Stock of the Company is traded in the over-the-counter market. The Company had 2,715 shareholders of record on June 30, 2000.

The following table indicates the range of high and low bid prices of the Company's Common Stock for the quarterly periods starting September 30, 1996, in the "Pink Sheets." No quotes are available from the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes:
                                             High            Low
                                          Bid    Ask      Bid    Ask
                                          ---    ---      ---    ---
Quarter Ending September 30, 1996         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1996          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1997             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1997              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1997         1/8    3/8      1/8    3/8
Quarter Ending December 31 1997           1/8    3/8      1/8    3/8
Quarter Ending March 31, 1998             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1998              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1998         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1998          1/8    3/8      1/8    3/8
Quarter Ending March 31, 1999             1/8    3/8      1/8    3/8
Quarter Ending June 30, 1999              1/8    3/8      1/8    3/8
Quarter Ending September 30, 1999         1/8    3/8      1/8    3/8
Quarter Ending December 31, 1999          1/8    3/8      1/8    3/8
Quarter Ending March 31, 2000             1/8    3/8      1/8    3/8
Quarter Ending June 30, 2000              1/8    3/8      1/8    3/8

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

Item 6 - Selected Financial Data:
---------------------------------
The following selected financial data of Global Gaming and Technology, Inc. should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K.

                         Year Ended June 30
                        2000       1999       1998       1997       1996
                        --------   --------   --------   --------   --------
Total Revenues               -0-   $  1,000   $  2,709   $ 20,601   $245,078

Net Income (Loss)       (103,800)  (135,100)  (156,697)  (202,091)     4,894

Income (Loss) per
  Common Share             (.004)     (.005)     (.006)     (.008)      .000

Cash Dividends per
  Common Share               -0-        -0-        -0-        -0-        -0-

Total Assets              20,100     55,000    119,980    604,275    758,084

Long-Term Debt               -0-        -0-        -0-        -0-        -0-

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations:
         ----------------------
Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company, which the Company will have available for acquisitions of assets of other businesses. With the exception of the program to make acquisitions through use of these shares, the Company has not yet formulated any specific financing arrangements.

The Company presently lacks financial resources. The lack of financial resour-ces has prohibited the Company from expanding operations. The primary gaming markets cannot be serviced unless the Company obtains gaming licenses in these states. Because of the prohibitive costs of obtaining these licenses, the Com-pany has no plans to seek licensing in these states, but is attempting to en-ter a secondary market of Indian Tribal casinos operating in California, sub-ject to gaining appropriate financial arrangements.

Total debt of the Company aggregated $860,900, (exclusive of accounts payable and accrued interest and expenses) for the years ending June 30, 2000, 1999 and 1998, respectively. Of these amounts, $617,100 was owed to Michael Wichin-sky as of June 30, 2000, 1999 and 1998 respectively. Total revenues aggregated $0, $1,000, and $2,709

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):
         ----------------------------------
for the years ended June 30, 2000, 1999, and 1998, respectively. As of June 30, 2000 and 1999, the Company has negative working capital of $2,036,100 and $1,932,300, respectively.

The Company has been dormant for the past several years. The Company did not manufacture any gaming devices during the fiscal years ended June 30, 2000, 1999 and 1998 and does not anticipate having the necessary resources for the research, development and manufacture of gaming devices in the future. This fact, combined with the Company's lack of licenses described above, is antic-ipated to have a material adverse impact upon the Company's ability to gener-ate revenues in the future.

Primary costs of the Company include interest and annual administrative costs of $103,800, $111,600 and $159,400 for the years ended June 30, 2000, 1999 and 1998, respectively.

The rate of inflation has had no impact on the Company's operations because the Company has been dormant for the last several years.


Item 8 - Financial Statements and Supplementary Data:
-----------------------------------------------------
See Index to Financial Statements.


Item 9 - Disagreements on Accounting and Financial Disclosures:
---------------------------------------------------------------
There have been no disagreements on accounting or financial disclosures with accountants.

                                PART III

Item 10 - Directors and Executive Officers of the Registrant:

Effective June 23, 2000, the following persons were appointed as directors and officers of the corporation for a term of one year or until the next election of Directors.

          Name                                                     Age

          Glenn E. Wichinsky, President, Secretary, and Treasurer   47
          Claudia D. Wichinsky, Director                            53
          Constance L. Koplow, Director                             60
          Joann M. Vrbancic, Director                               42

Glenn E. Wichinsky, 47, is a practicing attorney in Florida and Nevada with with emphasis in Corporate, Business Law, Administrative Law and Gaming Law. He brings experience in casino slot operation, gaming route operations and equipment sales and distribution to corporate management. He is a General Partner in Mardi Gras Casino in Las Vegas, NV, 1985 to present and a Director and Officer in Westronics, Inc., 1979 to present.

Claudia D. Wichinsky, 53, has been President of Westronics, Inc., a Nevada licensed distributor and operator of gaming equipment and serving that company as an Officer and Director since 1979. As a second generation particpant in the family business, Gamemasters (formerly known as Games of Nevada), 1971 to the present, she became Operations Manager for manufacturing, distribution and route operations in 1990. Ms. Wichinsky has operated non-gaming amusement routes or arcades in New York, 1966-67 and Nevada 1978-83, and was a distrib-utor of coin operated amusement games in Nevada, 1978-83.

Constance L. Koplow, 60, has owned and operated businesses in education, re-tail ready to wear and the food service industry; served as an Administrator at Community College of Southern Nevada and has nineteenn years experience in the gaming industry.

Joan M. Vrbancic, 42, brings to management 14 years of restaurant operations experience, 9 years of which were management, and 11 years of gaming exper-ience as an account executive for sales of gaming tokens, slot machines and gaming related equipment.

None of the foregoing directors have held directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company reg-istered as an investment company under the Investment Company Act of 1940.

-------------------------------------------------------------------------
During the past five years, none of the foregoing officers or directors have been (i) involved in any Federal Bankruptcy proceedings, (ii) convicted in a criminal proceeding, (iii) the subject of a pending criminal proceeding, (iv) the subject of any order, judgment, or decree not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting activities as an investment advisor, underwriter, broker, or dealer in securities, or as an affiliated person, director, or insurance company, or engaging in or con-tinuing in any conduct or practice in connection with such activity, or from engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or in connection with any violation of Federal or state securities laws.

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


Item 11- Executive Compensation:
--------------------------------
The Company paid $19,500 to Constance Koplow in the fiscal year ended June 30, 2000. None of the officers or directors were indebted to the Company during the fiscal year. The Company does not contemplate any increase in the payment of salaries to officers or directors in the near future. During the fiscal years ended June 30, 2000, 1999 and 1998, no Officer or Director of the Company received cash remuneration in excess of $60,000. There are no standard arrangements for the compensation of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management:
-------------------------------------------------------------------------
The following table sets forth as of June 30, 2000, the number of shares of common stock beneficially owned by each person known by the Company to own more than 5% of the common stock and the percentage of common stock represent-ed thereby.

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

                            Part III (Continued)

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management (Continued):
          -----------------------
* The foregoing shares include the following number of shares held by Michael Wichinsky in trust on behalf of the persons named herein:

     Michael Wichinsky                  41.67%      3,129,411
     Estate of W.T. O'Donnell, Sr.      38.22%      2,870,275
     Nessa Alice Mary Charlton           8.33%        625,881
     Glenn Wichinsky                    11.78%        885,017
                                       -------      ---------
     Total Shares in Trust             100.00%      7,510,584
                                       =======      =========

Item 13 - Certain Relationships and Related Transactions:
---------------------------------------------------------
(A)  Transactions with Management and Related Parties
     ------------------------------------------------
     During the year ended June 30, 1998, Michael Wichinsky was repaid $300,000 from the Company as interest and principal payments on his note to the Company and the Estate of William T. O'Donnell, Sr. was repaid $119,164 as interest and principal payments on his note to the Company. The Company accrued interest on the loans to related parties totaling $69,600, $69,400 and $89,756 during the years ended June 30, 2000, 1999 and 1998, respectively. No payments have been made to the above refer-enced parties since the year ending June 30, 1998.

(B)  Certain Business Relationships
     ------------------------------
     The existing business and personal relationships between the Directors and Officers are as follows:

     Glenn E. Wichinsky was appointed as President, Secretary and Treasurer effective June 23, 2000 until the next annual election of the Board of Directors.

     Claudia D. Wichinsky and Joann M. Vrbancic were appointed as Directors effective June 23, 2000 until the next annual election of the Board of Directors. Ms. Vrbancic has been granted an option to purchase 100,000 shares of Common Stock from the trust shares available for certain busi-ness affiliations for the benefit of the Company. Purchase rights are 100,000 shares per year for five years beginning fiscal year July 2, 2000.

                               PART IV

Item 14 - Financial Statement Schedule:
--------------------------------------------------

             Net Operating Loss Carrfords to 2001
             ------------------------------------

        Tax Year                              Expires
        6/30                                  6/30
        --------                              -------
        1986               $226,859           2001
        1987                216,931           2002
        1988                451,580           2003
        1989                104,956           2004
        1990                136,629           2005
        1991                362,469           2006
        1992                122,207           2007
        1993                356,521           2008
        1995                137,588           2010
        1997                202,091           2012
        1998                156,697           2013
        1999                110,547           2019
        2000                103,771           2020
                            -------
                         $2,688,846

                             SIGNATURES
                             ----------

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GAMING & TECHNOLOGY, INC.

   By: Glenn E. Wichinsky                Date: September 20, 2000
       -------------------------------         ------------------
       Glenn E. Wichinsky
       President/Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By: Claudia Wichinsky                Date: 9/20/00
       ------------------------------         -----------------
       Claudia D. Wichinsky, Director


   By: Constance Koplow                 Date: 9/20/00
       ------------------------------         ----------------
       Constance Koplow, Director

                  Global Gaming and Technology, Inc.
               Report on Audits of Financial Statements
              For the Years Ended June 30, 2000 and 1999

                  GLOBAL GAMING AND TECHNOLOGY, INC.
              FOR THE YEARS ENDED JUNE 30, 2000 and 1999


                             CONTENTS

                                                         PAGE

Independent auditors' report                               1

Financial Statements
  Balance sheets                                           2
  Statements of operations                                 3
  Statements of changes in stockholders' deficit           4
  Statements of cash flows                                 5

Notes to financial statements                            6-8

Bradshaw, Smith & Co., LLP
CPAs, Business Advisors & Consultants
5851 W Charleston
Las Vegas, NV 89146
(702) 878-9788

                     INDEPENDENT AUTITOR'S REPORT


Board of Directors and Stockholders
Global Gaming and Technology, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Global Gaming and Technol-ogy, Inc. as of June 30, 2000 and 1999, and the related statements of opera-tions, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's man-agement. Our responsibility is to express an opinion on these financial state-ments based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gaming and Technology, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


Las Vegas, Nevada           Bradshaw, Smith & Co., LLP
August 28, 2000

GLOBAL GAMING AND TECHNOLOGY, INC.
BALANCE SHEETS
JUNE 30, 2000 and 1999
                                            June 30,          June 30,
                                            2000              1999
                                            -----------       -----------
ASSETS
Current Assets:
     Cash                                   $    15,800       $    50,700
     Inventories (Note 4)                         4,000             4,000
                                            -----------       -----------
        Total current assets                     19,800            54,700

Other Assets                                        300               300
                                            -----------       -----------
       TOTAL ASSETS                         $    20,100       $    55,000
                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable                       $    10,000       $    10,700
     Accrued interest payable (Note 3)        1,185,000         1,115,400
     Notes payable (Notes 3 and 6)              860,900           860,900
                                            -----------       -----------
        Total current liabilities             2,055,900         1,987,000
                                            -----------       -----------
Commitment (Note 7)                                  --                --

Stockholders' Deficit:
     Preferred stock, $.01 par value,
       1,000,000 shares authorized,
       none issued.                                  --                --
     Common stock, $.01 par value,
       27,000,000 shares authorized,
       26,328,028 issued and outstanding         263,300            263,300
     Additional paid-in-capital                3,395,600          3,395,600
     Accumulated deficit                      (5,694,700)        (5,590,900)
                                              -----------        -----------
        Total stockholders' deficit           (2,035,800)        (1,932,000)
                                              -----------        -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT              $    20,100        $    55,000
                                             ===========        ===========

The Notes to Financial Statements are an integral part of these statements.

                                - 2 -

GLOBAL GAMING AND TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2000 and 1999

                                     June 30,        June 30,
                                     2000            1999
                                     -----------     -----------
Other income (expense):
     Interest income                 $        --    $     1,000
     Asset impairment (Note 4)                --        (24,500)
                                     -----------     -----------
       Total Revenue                          --        (23,500)
                                     -----------     -----------
Operating Expenses:
     Interest (Note 3)                    69,600          69,400
     Salaries                             19,500          19,500
     Professional services                 7,700          15,700
     Transfer fees                         4,300           3,000
     Payroll tax expense                   2,200           2,300
     Maintenance and repairs                  --           1,400
     Office and other expenses               500             300
                                     -----------     -----------
       Total operating expenses          103,800         111,600
                                     -----------     -----------
Net loss available to common
  stockholders                       $  (103,800)    $  (135,100)
                                     ===========     ===========
Net loss per common share            $     (.004)    $     (.005)
                                     ===========     ===========
Weighted average common
  shares outstanding                  26,328,028      26,328,028
                                     ===========     ===========

The Notes to Financial Statements are an integral part of these statements.

                                - 3 -

GLOBAL GAMING AND TECHNOLOGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                     Total
              Common stock            Additional    Accumulated  stockholders'
                 shares     Amount  paid in capital   deficit      deficit
              ------------ -------  --------------- -----------  -------------

Balance,
June 30, 1998  26,328,028  $263,300   $3,395,600    $(5,455,800) $(1,796,900)

Net Loss               --        --           --       (135,100)    (135,100)
               ----------  --------   ----------    -----------  -----------
Balance,
June 30, 1999  26,328,028   263,300    3,395,600     (5,590,900)  (1,932,000)

Net Loss               --        --           --       (103,800)    (103,800)
               ----------  --------   ----------    -----------  -----------
Balance,
June 30, 2000  26,328,028  $263,300   $3,395,600    $(5,694,700) $(2,035,800)
               ==========  ========   ==========    ===========  ===========

The Notes to Financial Statements are an integral part of these statements.

                                     - 4 -

GLOBAL GAMING AND TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                         June 30,      June 30,
                                          2000          1999
                                          ---------     ---------
Cash flows from operating activities:
 Net loss                                 $(103,800)    $(135,100)
 Asset impairment                                --        24,500
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  (Increase) decrease in:
    Notes receivable                             --        11,600
  Increase (decrease) in:
   Accounts payable                            (700)          700
   Accrued interest payable                  69,600        69,400
                                          ---------     ---------
Net cash used in operating activities       (34,900)      (28,900)
                                          ---------     ---------
Net decrease in cash                        (34,900)      (28,900)

Cash at beginning of period                  50,700        79,600
                                          ---------     ---------
Cash at end of period                     $  15,800     $  50,700
                                          =========     =========

The Notes to Financial Statements are an integral part of these statements.

                                - 5 -

GLOBAL GAMING AND TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

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

2.  Organization's ability to continue as a going concern:

    The Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of June 30, 2000 the Company has negative working capital of $2,036,100 and stockholders' deficit of $2,035,800.

    The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which litigation is resolved is likely to have significant financial impact on the Company.

3.  Related party transactions:

    Notes payable at June 30, 2000 and 1999 consist of $841,500 and due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at June 30, 2000 and 1999 was $1,185,000 and $1,115,400
     and the Company incurred interest expense of $69,600 and $69,400 during the years then ended, respectively.

GLOBAL GAMING AND TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

4.  Inventories:

    The Company has inventory consisting of ten (10) slot machines from a settlement arising out of litigation with Universal Distributing of Nevada, Inc. Pursuant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the machines did not hold their value. The estimated fair value was based on an offer to purchase the machines.

5.  Income taxes:

    The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:

                                                          2000        1999
                                                       ---------    --------
    Computed tax benefit at federal statutory rate     $  35,300   $  37,600
    Expired net operating loss carryforwads               94,200     (79,600)
    Changed in deferred income tax valuation allowance    58,900      42,000
                                                       ---------   ---------
                                                       $      --   $      --
                                                       =========   =========

    The provision for federal and state income taxes consisted of the following:
                                                        Year ended June 30,
                                                          2000        1999
                                                       ---------   ---------
     Current                                           $      --   $      --
     Deferred                                                 --          --
                                                       ---------   ---------
                                                       $      --   $      --
                                                       =========   =========

    The deferred tax asset consisted of the following:

     Net operating loss carryforwards                  $ 914,200   $ 973,100
     Valuation allowance                                (914,200)   (973,100)
                                                       ---------   ---------
     Net deferred tax asset                            $      --   $      --
                                                       =========   =========

GLOBAL GAMING AND TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

5.  Income taxes (continued):

    The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 2000 of approximately $2,688,800. A portion of the NOL expires after each year.

6.  Notes payable:

    Notes payable at June 30, 2000 and 1999 consisted of the following:

                                            June 30, 2000   June 30, 1999
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
                                            =============   =============

The Company incurred interest expense totaling $69,600 and $69,400 on these notes during the years ended June 30, 2000 and 1999, respectively.

7.  Commitment:

    During the year ended June 30, 2000, the Company entered into a verbal agreement with an individual for sales and marketing. The individual's compensation is on a commission basis and she has been granted an option to purchase up to 100,000 shares each year for $.025 per share, for five years, commencing July 1, 2000.