Form 10-Q
period 2000-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2000-11-13
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Three Months Ended September 30, 2000


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

1200 N Federal HIghway #200, Boca Raton, FL 33432
--------------------------------------------------
(Address of principal executive offices)

Registrant's Telephone Number, including Area Code:   (561) 447-8222

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

As of September 30, 2000, there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended September 30, 2000


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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       September 30, 2000

                Global Gaming and Technology, Inc.
                         Balance Sheet
               September 30, 2000 and June 30, 2000

                                          09/30/00             06/30/00
                                          -----------          -----------
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $     6,683          $    15,867
    Inventories (Note 5)                        4,000                4,000
                                          -----------          -----------
       Total Current Assets                    10,683               19,867
                                          -----------          -----------
PROPERTY AND EQUIPMENT-At Cost
     None                                        -0-                  -0-
                                          -----------          -----------
OTHER ASSETS
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $    10,983          $    20,167
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
     Accounts Payable                     $     9,896          $     9,969
     Accrued Interest                       1,202,516            1,185,016
     Notes Payable (Note 4)                   860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           2,073,347            2,055,920
                                          -----------          -----------
LONG-TERM LIABILITIES                            -0-                  -0-
                                          -----------          -----------
STOCKHOLDER'S DEFICIT:
     Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
     Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,328,028 Shares Issued and
       outstanding.                           263,280              263,280
     Paid in Capital in excess of
       par value                            3,395,568            3,395,568
     Accumulated Deficit                   (5,721,212)          (5,694,601)
                                          -----------          -----------
        Total Stockholder's Deficit        (2,062,364)          (2,035,753)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                $    10,983          $    20,167
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 4 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended September 30, 2000 and 1999
                            (Unaudited)

                                                  Three Months Ended
                                          09/30/00             09/30/99
                                          -----------          -----------
REVENUE AND INCOME                        $       -0-          $       -0-
                                          -----------          -----------
       Total Income                               -0-                  -0-
                                          -----------          -----------
COSTS AND EXPENSES
     Professional Services                      2,069                3,844
     Interest                                  17,500               17,500
     Transfer Fees                              1,500                  750
     Salaries and Wages                         3,250                4,875
     Payroll Tax Expense                          346                  544
     Miscellaneous                              1,946                   39
                                          -----------          -----------
        Total Costs and Expenses               26,611               27,552
                                          -----------          -----------
Net Income (Loss)                             (26,611)             (27,552)

Deficit Beginning of Period                (5,694,601)          (5,590,830)
                                          -----------          -----------
Deficit End of Period                      (5,721,212)          (5,618,382)
                                          ===========          ===========
Income (Loss) per Common Share (Note 7)   $     (.001)         $     (.001)
                                          ===========          ===========
   Weighted Average Number of
   Common Shares Outstanding               26,328,028           26,328,028
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 5 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
        For the Three Months Ended September 30, 2000 and 1999
                            (Unaudited)

                                                 Three Months Ended
                                          09/30/00             09/30/99
                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (26,611)         $   (27,552)
     (Increase) Decrease in
          Notes Receivable                        -0-                  -0-
          Inventory                               -0-                  -0-
     Increase (Decrease) in
          Accounts Payable                        (73)                (681)
          Accrued Interest Payable             17,500               17,500
                                          -----------          -----------
     NET OPERATING CASH                        (9,184)             (10,733)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                        -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash                (9,184)             (10,733)

Cash Beginning of Period                       15,867               50,700
                                          -----------          -----------
Cash End of Period                        $     6,683          $    39,967
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    17,500          $    17,500
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 6 -

                Global Gaming and Technology, Inc.
                   Notes to Financial Statements
                       September 30, 2000


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


NOTE 2 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------
The Company has been dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of September 30, 2000, the Company has negative workling capital of $2,062,664 and stock-holders' deficit of $2,062,364.

The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which the litigation is resolved is likely to have significant financial impact on the Company.


NOTE 3 - Related Party Transactions:
------------------------------------
Notes payable at September 30, 2000 and 1999 consist of $841,491 due to stock-holders bearing interest at 8% and 10% and are due on demand. Accrued interest at September 30, 2000 and 1999 was $1,202,516 and $1,132,897 and the Company incurrred interest expense of $17,500 and $17,500 in the three months then ended. See "Note 4 - Notes Payable" for details.

                 Global Gaming and Technology, Inc.
                    Notes to Financial Statements
                        September 30, 2000

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
                             ==========         =========     ==========

The Company incurred interest expense totaling $17,500 and $17,500 on these notes during the three months ended September 30, 2000 and 1999, respectively.

NOTE 5 - Inventories:
---------------------
The Company has inventory consisting of ten (10) slot machines from a settle-ment arising out of litigation with Univeral Distributing of Nevada, Inc. Pur-suant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the mach-ines did not hold their value. The estimated fair value was based on an offer to purchse the machines.

                    Global Gaming and Technology, Inc.
                       Notes to Financial Statements
                           September 30, 2000

NOTE 6 - Income Taxes:
----------------------
The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconcilia-tion of the net income tax benefit follows:
                                                      Three Months Ended
                                                    09/30/00      09/30/99
                                                    ---------     ---------
   Computed tax benefit at federal statutory rate   $   9,048     $   9,368
   Deferred income tax valuation allowance             (9,048)       (9,368)
                                                    ---------     ---------
   Provision for Federal Income Taxes               $       0     $       0
                                                    =========     =========

The Provision for federal income taxes consisted of the following:

                                                    09/30/00      09/30/99
                                                    ---------     ---------
     Current                                        $       0     $       0
     Deferred                                               0             0
                                                    ---------     ---------
     Total                                          $       0     $       0
                                                    =========     =========

The Deferred Tax Asset consisted of the following:
     Tax Benefit of NOL carryforwards               $ 914,200     $ 973,100
     Valuation Allowance                             (914,200)     (973,100)
                                                    ---------     ---------
     Net Deferred Tax Asset                         $       0     $       0
                                                    =========     =========

The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 2000 of $2,688,846. A porion of the NOL expires after each year. $226,859 will expire at June 30, 2001 if not utilized.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of September 30, 2000, the Company had negative working capital of $2,062,664. The Company has no commitments for capital expenditures.

As of September 30, 2000, the Company had stockholders' deficit of $2,062,364.

During the three months ended September 30, 2000, the Company realized no revenues and incurred expenses of $26,611, $17,500 of which is accrued interest expense.

Global Gaming and Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, moved its principal offices from 2575 South Highland Drive, Las Vegas, Nevada 89109 to 1200 N Federal Highway #200, Boca Raton, FL 33432 as of September 28, 2000.

Primary North American markets for gaming devices are Las Vegas, Nevada, and Atlantic City, New Jersey. The Company does not have the resources to apply for licenses in Nevada and New Jersey. However, based upon the opportunities which the Directors perceive to exist in the California Indian Tribal casinos, in June, 2000, the Company registered with the California Department of Jus-tice for a Determination of Suitability to do Business in California

Patents expired at the end of July, 1995 and are the subject of current litigation pending a ruling by the court.

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


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended September 30, 2000. Accrued interest payable on these notes as of September 30, 2000 amounts to $1,202,516, of which $1,159,587 is payable to Wichinsky and $42,929 is payable to O'Donnell.


ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
None.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GLOBAL GAMING & TECHNOLOGY, INC.


   By:   /s/Glenn Wichinsky               Date:  10/17/00
         -------------------------------         ------------
         Glenn E Wichinsky
         President, Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By:   /s/Claudia D Wichinsky           Date:  10/17/00
         ------------------------------          ------------
         Claudia D Wichinsky, Director


   By:   /s/Constance Koplow              Date:  10/17/00
         ------------------------------          ------------
         Cosntance Koplow, Director