Form 10-Q
period 2000-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2001-02-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Six Months Ended December 31, 2000

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

1200 N Federal Highway #200, Boca Raton, FL 33432
------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone Number, including Area Code:   561-447-8222

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

As of December 31, 2000, there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

               Global Gaming and Technology, Inc.
                            Form 10-Q
                Quarter Ended December 31, 2000


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

                              PART I

                 Global Gaming and Technology, Inc.
                      Financial Statements
                       December 31, 2000

                Global Gaming and Technology, Inc.
                         Balance Sheet
               December 31, 2000 and June 30, 2000

                                          Dec 31               June 30
                                          2000                 2000
                                          (Unaudited)
ASSETS
CURRENT ASSETS
    Cash                                  $    76,844          $    15,867
    Inventories (Note 5)                      275,390                4,000
                                          -----------          -----------
       Total Current Assets                   352,234               19,867
                                          -----------          -----------
OTHER ASSETS
     Deposits                                     300                  300
                                          -----------          -----------
        Total Other Assets                        300                  300
                                          -----------          -----------
     TOTAL ASSETS                         $   352,534          $    20,167
                                          ===========          ===========

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
    Accounts Payable                      $    14,944          $     9,969
    Accrued Interest                        1,220,016            1,185,016
    Unearned Revenue                          360,150                    0
    Notes Payable (Note 4)                    860,935              860,935
                                          -----------          -----------
        Total Current Liabilities           2,456,045            2,055,920
                                          -----------          -----------
STOCKHOLDER'S DEFICIENCY (Note 6)
    Preferred Stock, $.01 par value,
       1,000,000 Shares Authorized,
       none issued.                               -0-                  -0-
    Common Stock, $.01 par value,
       27,000,000 Shares Authorized,
       26,378,577 Shares Issued
       (Including 51,382 held in the
        company name at no cost).             263,280              263,280
    Paid in Capital in excess of
       par value                            3,395,568            3,395,568
    Accumulated Deficit                    (5,762,359)          (5,694,601)
                                          -----------          -----------
        Total Stockholder's Deficit        (2,103,511)          (2,035,753)
                                          -----------          -----------
     TOTAL LIABILITIES AND
     STOCKHOLDER'S DEFICIT                $   352,534          $    20,167
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 4 -

                 Global Gaming and Technology, Inc.
                Statement of Operations and Deficit
      For the Three Months Ended December 31, 2000 and 1999
       And the Six Months Ended December 31, 2000 and 1999
                            (Unaudited)

                              Three Months Ended         Six Months Ended
                           December 31  December 31  December 31  December 31
                           2000         1999         2000         1999
REVENUE AND INCOME
  Other Income             $       646  $       -0-  $       646  $       -0-
                           ------------ ------------ ------------ ------------
     Total Income                  -0-          -0-          -0-          -0-
                           ------------ ------------ ------------ ------------
COSTS AND EXPENSES
  Commissions                    6,500            0        6,500            0
  Licenses & Taxes                 800            0        2,400            0
  Professional Fees              2,590        2,819        4,659        6,663
  Rent                           1,120            0        1,120            0
  Travel                         6,552            0        6,552            0
  Interest                      17,500       17,500       35,000       35,000
  Transfer Fees                  1,000          774        2,500        1,524
  Salaries and Wages             4,875        4,875        8,125        9,750
  Payroll Tax Expense              544          517          890        1,061
  Miscellaneous                    312           50          658           89
     Total Costs           ------------ ------------ ------------ ------------
     and Expenses               41,793       26,535       68,404       54,087
                           ------------ ------------ ------------ ------------
Net Income (Loss)              (41,147)     (26,535)     (67,758)     (54,087)
Deficit Beginning
of Period                   (5,721,212)  (5,618,382)  (5,694,601)  (5,590,830)
                           ------------ ------------ ------------ ------------
Deficit End of Period       (5,762,359)  (5,644,917)  (5,762,359)  (5,644,917)
                           ============ ============ ============ ============
Loss per Common Share      $     (.002) $     (.001) $     (.003) $     (.002)
                           ============ ============ ============ ============
Weighted Average Number of
Common Shares Outstanding   26,328,028   26,328,028   26,328,028   26,328,028
                           ============ ============ ============ ============

The accompanying notes are an integral part of these financial statements.

                                - 5 -

                  Global Gaming and Technology, Inc.
                      Statement of Cash Flows
         For the Six Months Ended December 31, 2000 and 1999
                            (Unaudited)

                                                   Six Months Ended
                                          December 31          December 31
                                          2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                     $  (67,758)         $   (54,087)
     Changes in in
          Inventories                        (271,390)                   0
          Unearned Revenue                    360,150                    0
          Accounts Payable                      4,975                 (708)
          Accrued Interest Payable             35,000               35,000
                                          -----------          -----------
     NET OPERATING CASH                        60,977              (19,795)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                        -0-                   -0-
                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal Payments on Debt                   -0-                  -0-
                                          -----------          -----------
Net Increase (Decrease) in Cash                60,977              (19,795)

Cash Beginning of Period                       15,867               50,700
                                          -----------          -----------
Cash End of Period                        $    76,844          $    30,905
                                          ===========          ===========
Supplemental Disclosures
     Interest Expense                     $    35,000          $    35,000
                                          ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                - 6 -

                Global Gaming and Technology, Inc.
                   Notes to Financial Statements
                        December 31, 2000


NOTE 1 - Summary of Significant Accounting Policies:
----------------------------------------------------
Global Gaming and Technology, Inc. (The Company) was incorporated in the State of Delaware in 1973 and has elected June 30 as its year end. The Company, al-though dormant until recently, is been engaged in the research, development, manufacture, and marketing of electronic gaming devices and coinless games of chance.

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


NOTE 2 - Organization's Ability to Continue as a Going Concern:
---------------------------------------------------------------
The Company had been dormant for the past several years and lacked the re-sources to be competitive in the gaming industry at the present time. As of December 31, 2000, the Company has negative workling capital of $2,103,811 and stockholders' deficit of $2,103,511.

The Company initiated a patent infringement case. The case is being appealed by both parties. The manner in which the litigation is resolved is likely to have significant financial impact on the Company.


NOTE 3 - Related Party Transactions:
------------------------------------
Notes payable at December 31, 2000 and 1999 consist of $841,491 due to stock-holders bearing interest at 8% and 10% and are due on demand. Accrued interest at December 31, 2000 and 1999 was $1,220,016 and $1,150,397 and the Company incurrred interest expense of $17,500 and $17,500 in the three months then ended. See "Note 4 - Notes Payable" for details.

                 Global Gaming and Technology, Inc.
                    Notes to Financial Statements
                         December 31, 2000

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
                             ==========         =========     ==========

The Company incurred interest expense totaling $17,500 and $17,500 on these notes during the three months ended December 31, 2000 and 1999, respectively.

NOTE 5 - Inventories:
---------------------
On November 16, 2000, the Company purchased eighty(80) used, reconditioned games of various types and manufactures at a cost of $271,390. These machines are part of a contract-of-sale for a total of 230 machines with Sha Ka Wah Casino in Hopland, CA.

The Company also has inventory consisting of ten (10) slot machines from a settlement arising out of litigation with Univeral Distributing of Nevada, Inc. Pursuant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company evaluated the recov-erability of the long-lived assets. Due to rapid changes in gaming technol-ogy, the machines did not hold their value. The estimated fair value was based on a offer to purchse the machines.

                    Global Gaming and Technology, Inc.
                       Notes to Financial Statements
                            December 31, 2000

NOTE 6 - Unearned Revenue:
--------------------------
On October 6, 2000, the company entered into a Contract for Sale of Goods with Sho-Ka-Wah Casino, located in Hopland, California, for the purchase of 230 used, reconditioned machines for a total price of $720,300. The $360,150 in Unearned Revenue represents a 50% down payment on this contract.


NOTE 7 - Income Taxes:
----------------------
The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconcilia-tion of the net income tax benefit follows:
                                                      Three Months Ended
                                                    12/31/00      12/31/99
                                                    ---------     ---------
   Computed tax benefit at federal statutory rate   $  23,038     $  18,390
   Deferred income tax valuation allowance            (23,038)      (18,390)
                                                    ---------     ---------
   Provision for Federal Income Taxes               $       0     $       0
                                                    =========     =========

The Provision for federal income taxes consisted of the following:

                                                    12/31/00      12/31/99
                                                    ---------     ---------
     Current                                        $       0     $       0
     Deferred                                               0             0
                                                    ---------     ---------
     Total                                          $       0     $       0
                                                    =========     =========

The Deferred Tax Asset consisted of the following:
     Tax Benefit of NOL carryforwards               $ 914,200     $ 973,100
     Valuation Allowance                             (914,200)     (973,100)
                                                    ---------     ---------
     Net Deferred Tax Asset                         $       0     $       0
                                                    =========     =========

The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 2000 of $2,688,846. A portion of the NOL expires after each year. $226,859 will expire at June 30, 2001 if not utilized.

ITEM II - Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations


As of December 31, 2000, the Company had negative working capital of $2,103,811. The Company has no commitments for capital expenditures.

As of December 31, 2000, the Company had stockholders' deficit of $2,103,511.

During the three months ended December 31, 2000, the Company realized $646 in interest income and incurred expenses of $41,793, $17,500 of which is accrued interest expense.

Global Gaming and Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 1200 N Federal Highway, Boca Raton, Florida 33432

Primary North American markets for gaming devices are Las Vegas, Nevada, and Atlantic City, New Jersey. The Company does not have the resources to apply for licenses in Nevada and New Jersey. However, based upon the opportunities which the Directors perceive to exist in the California Indian Tribal casinos, the Company registered with the California Department of Justice in June, 2000. The Company intends to register in other Indian Gaming jurisdictions.

In October, 2000, the Company entered into a contract with Sho-Ka-Wah Casino, located in Hopland, California, for the sale of 230 used and reconditioned machines. A fifty percent (50%) down payment for the purchase of these machines has been collected.

Patents expired at the end of July, 1995, and are the subject of current litigation pending a ruling by the court.

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


ITEM 2 - Changes in Securities
------------------------------
None.


ITEM 3 - Defaults Upon Senior Securities
----------------------------------------
Not Applicable


ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None


ITEM 5 - Related Party Transactions
-----------------------------------
Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable on demand. Michael Wichinsky has a second note to the Company in the amount of $105,490 (10% interest, payable on demand). The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable on demand. There were no principal or interest payments on these notes during the three months ended December 31, 2000. Accrued interest payable on these notes as of December 31, 2000 amounts to $1,220,016, of which $1,172,563 is payable to Wichinsky and $47,453 is payable to O'Donnell.


ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
None.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GLOBAL GAMING & TECHNOLOGY, INC.


   By:   /s/Glenn E Wichinsky              Date:
         -------------------------------         ------------
         Glenn E Wichinsky
         President, Secretary and Tresurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.


   By:   /s/Claudia D Wichinsky            Date:
         ------------------------------          ------------
         Claudia D Wichinsky, Director


   By:   /s/Constance Koplow               Date:
         ------------------------------          ------------
         Cosntance Koplow, Director