Form 10-Q
period 2001-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2001-05-15
CIK 278165

                            SECURITIES AND EXCHANGE COMMISSION
                                                           Washington, D.C. 20549

                                                                 FORM 10-Q

Act Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange  of 1934

For the Nine Months Ended March 31, 2001                Commission File  Number 0-9047

                               GLOBAL GAMING TECHNOLOGY, INC.
                               (Exact name of Registrant as specified in its charter)

             Delaware_________                                                       02-0314487______________
         (State of Incorporation)                                                      (IRS Employer Identification Number)

                                        1200 N Federal Highway #200, Boca Raton, FL             33432
                                        (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, including Area Code : (561) 447-8222

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

__X__YES ____ NO

As of December 31, 2000 there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

Global Gaming Technology, Inc.
Form 10-Q
Quarter Ended March 31, 2001

TABLE OF CONTENTS

                                                                                                                  Page

PART I Financial Information:

Item I     Financial Statements:
                Balance Sheet                                                                                4
                Statement of Operations and Deficit                                              5
                Statement of Cash Flows                                                              6
                Summary of Significant Accounting Policies
                and Notes to Financial Statements                                                  7-10

Item II     Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.                                                                                   11

PART II Other Information:                                                                       12

Item 1 Legal Proceedings.

Item 2 Changes in Securities.

Item 3 Defaults upon Senior Securities.

Item 4 Submission of Matters to Vote of Security  Holders.

Item 5 Related Party Transactions.

Item 6 Exhibits and Reports on Form 8-K.

PART I

Global Gaming Technology, Inc.
Financial Statements
March 31, 2001

	Global Gaming Technology, Inc.
	Balance Sheet
	March 31, 2001 and June 30, 2000

	3/31/2001	6/30/2000
	(Unaudited)
ASSETS
Current Assets:
Cash	47,368	$ 15,867
Accounts Receivable	10,200
Inventories (Note 5)	305,390	4,000
Total Current Assets	362,958	19,867

Other Assets:
Deposits	200	300
Total Other Assets	200	300
TOTAL ASSETS	$ 363,158	$ 20,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable/Accruals	$ 196,225	$ 9,969
Accrued Interest Payable	1,237,135	1,185,016
Unearned Revenue (Note 6)	122,450
Notes Payable (Note 4)	860,935	860,935
Total Current Liabilities	2,416,745	2,055,920

Stockholders' Deficit:
Preferred Stock, $.01 par value, 1,000,000
Shares authorized, none issued.	0	0
Common Stock, $.01 par value, 27,000,000
Shares authorized, 26,328,028 issued
and outstanding	263,280	263,280
Additional Paid-in-Capital	3,395,568	3,395,568
Accumulated Deficit	(5,712,435)	(5,694,601)
Total Stockholders' Deficit	(2,053,587)	(2,035,753)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 363,158	$ 20,167

Global Gaming Technology, Inc.
Statement of Operations and Deficit
	For the Three Months Ended March 31, 2001 and 2000
	And the Nine Months Ended March 31, 2001 and 2000
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2001	2000	2001	2000
Revenue & Income:
Sales	$ 247,900		$ 247,900
Interest Income	0	0	646	0
Total Revenue	247,900	$0.00	248,546	$0.00

Cost of Sales:
Cost of Sales	146,500	0	146,500	0
Transportation & Warehouse	3,009	0	3,009	0
Total Cost of Sales	149,509	0	149,509	0

Gross Profit	98,391	0	99,037	0

Operating Expenses:
Commissions	0		6,500
Licenses & Taxes	525		2,925
Professional Services	475	625	5,134	7,288
Rent	630		1,751
Travel	3,245		9,797
Insurance	2,500		2,500
Interest	17,120	17,310	52,119	52,310
Transfer Fees	2,000	1,250	4,500	2,774
Salaries	18,500	4,875	26,625	14,625
Payroll Tax Expense	1,782	583	2,673	1,645
Miscellaneous	1,690	261	2,347	349
Total Costs & Expenses	$ 48,467	24,904	116,871	78,991

Net Income (Loss) for the Period	49,924	(24,904)	(17,834)	(78,991)

Deficit Beginning of Period	(5,762,359)	(5,644,917)	(5,694,601)	(5,590,830)

Deficit End of Period	$ (5,712,435)	$ (5,669,821)	(5,712,435)	$ (5,669,821)

Income (Loss) per Common Share	$ 0.002	$ (0.001)	$ (0.001)	$ (0.003)
Weighted Average Number of
Common Shares Outstanding	26,328,028	26,328,028	$ 26,328,028	26,328,028

Global Gaming Technology, Inc.
Statement of Cash Flows
	For the Nine Months Ended March 31, 2001 and 2000
(Unaudited)

	Nine Months Ended
	March 31
	2001	2000
Cash Flow From Operating Activities:
Net Income (Loss)	$ (17,834)	$ (78,991)
Changes in:
Accounts Receivable	(10,200)
Inventories	(301,390)
Deposits	100
Unearned Revenue	122,450
Accounts Payable	186,256	(641)
Accrued Interest Payable	52,119	52,309
Net Operating Cash	31,501	(27,323)

Cash Flows from Investing Activities:
Capital Expenditures	0	0

Cash Flows from Financing Activities:
Principal Payments on Debt	0	0

Net Increase (Decrease) in Cash	31,501	(27,323)

Cash at Beginning of Period	15,867	50,700

Cash at End of Period	$ 47,368	$ 23,377

Supplemental Disclosures
Interest Expense	$ 52,119	$ 52,310

Global Gaming Technology, Inc.
Notes to Financial Statements
March 31, 2001

NOTE 1 Summary of Significant Accounting Policies:

Global Gaming and Technology, Inc. (The "Company") was incorporated in the State of Delaware in 1973 and has elected June 30th as its year end. The Company, although dormant until recently, is engaged in the research, development, manufacture, and marketing of electronic gaming devices.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues during the reporting period.
Actual results could differ from those estimates.

Income or loss per share was computed by dividing the net income or loss by the weighted average of shares outstanding during the period.

NOTE 2 Organization's Ability to Continue as a Going Concern:

The Company had been dormant for the past several years and lacked the resources to be competitive in the gaming industry. As of March 31, 2001, the Company has negative working capital of $2,053,787 and Stockholders' Deficit of $2,053,587.

The Company initiated a patent infringement lawsuit but the case was lost on appeal in March,
2001.

NOTE 3 Related Party Transactions:

Accounts Payable include $176,500 due Gamemasters, a company in which Michael Wichinsky, a stockholder of Global Gaming Technology, holds an ownership interest.

Notes payable at March 31, 2001 and 2000 consist of $841,491 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at March 31, 2001 and 2000 was $1,237,136 and $1,185,016 and the Company incurred interest expense of $17,120 and $17,310 in the three months then ended. See "Note 4- Notes Payable" for details.

Global Gaming Technology Inc.
Notes to Financial Statements
March 31, 2001

NOTE 4 Notes Payable:                                     Current         Non-Current
                                                                               Maturities     Maturities                     Total

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 8%.                                                  $ 511,644             $  0                          $ 511,644

Michael Wichinsky
Payable upon demand.
Interest payable
quarterly at 10%.                                                    105,490                 0                          105,490

Estate of William
T. O'Donnell, Sr.
Payable upon demand.
Interest payable
quarterly at 8%.                                                      224,357                  0                          224,357

State of New Jersey
Payable in monthly
installments of $1,363
including interest.
This note is in arrears.                                              19,444                     0                           19,444

TOTAL                                                               $ 860,935                 $ 0                      $ 860,935

The Company incurred interest totaling $17,120 and $17,310 on these notes during the three months ended March 31, 2001 and 2000, respectively.

NOTE 5 Inventories:

As part of a contract-of sale for a total of 230 machines with Sho-Ka-Wah Casino in Hopland, CA., in November, 2000, the Company purchased 80 used, reconditioned gaming devices at a cost of $271,390.00. In January, 2001, 150 additional gaming devices were purchased at a cost of $174,000. In March ,2001, 120 of these machines were delivered to Sho-Ka-Wah Casino leaving a balance of 110 machines in inventory.

Global Gaming Technology, Inc.
Notes to Financial Statements
March 31, 2001

The Company also has inventory consisting of ten (10) slot machines from a settlement arising out of litigation with Universal Distributing of Nevada, Inc. Pursuant to SFAS 121 (Accounting for the Impairment of Long-Lived Assets to be disposed of", the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the machines did not hold their value. The estimated fair value of $4,000 was based on a recent offer to purchase the machines.

NOTE 6 Unearned Revenue:

On October 6, 2000, the company entered into a Contract For Sale of Goods with the Hopland Sho-Ka-Wah Casino, located in Hopland, California, for the purchase of 230 used, reconditioned machines for a total price of $720,300 and collected a 50% downpayment of $360,150. On March 26, 2001, 120 gaming devices were delivered at a sales price of $237,700, representing 33% of the transaction. There remains a balance of $122,450 in Unearned Revenue.

NOTE 7 Income Taxes:

The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:

                                                                                      Nine Months Ended
                                                                                        3/31/01     3/31/00
Computed tax benefit at federal statutory rate                 $ 6,063     $ 27,647
Deferred income tax valuation allowance                          (6,063)     (27,647)
Provision for Federal Income taxes                                        $ 0             $ 0

The Provision for federal income taxes consisted of the following:

                                                                                          3/31/01     3/31/00
Current                                                                                  $ 0              $ 0
Deferred                                                                                    0               0
Total                                                                                        $ 0            $ 0

Global Gaming Technology, Inc.
Notes to Financial Statements
March 31,2001

The Deferred Tax Asset consisted of the following:

Tax Benefit of NOL carryforwards                                          $914,200    $888,293
Valuation allowance                                                                  (914,200)   (888,293)
Net deferred tax asset                                                                      $ 0            $ 0

The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 2000 of $2,688,846. A portion of the NOL expires after each year. $226,859 will expire at June 30, 2001 if not utilized.

Global Gaming Technology, Inc.

ITEM II Management's Discussion and Analysis of Financial Condition And Results of Operations

As of March 31, 2001, the Company had negative working capital of $2,053,787. The
Company has no commitments for capital expenditures.

As of March 31, 2001, the Company had a stockholders' deficit of $2,053,587.

During the three months ended March 31, 2001, the Company realized $247,900 in sales revenue with related cost of sales of $146,500, for a gross profit of $98,391. These sales are a part of an October, 2000, contract with the Sho-Ka-Wah Casino, located in Hopland, California, for the sale of 230 used and reconditioned machines. There remains 110 gaming devices to be delivered in May, 2001. Also included in sales are 100 machine stands sold to Hopland for $10,000. This amount is unpaid as of March 31, 2001 and reflected in Account Receivable. Expenses for the three months totaled $48,467, of which $17,120 is accrued interest expense.

Global Gaming and Technology, Inc. has been engaged in the design, manufacture, and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 1200 N. Federal Highway, Boca Raton, Florida 33432.

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

The Company had litigation concerning patents that expired in July, 1995, but that case was lost on appeal in March, 2001.

The Company employs one full- time and two part- time employee.

Global Gaming and Technology, Inc.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company initiated a patent infringement case which was lost on appeal in March, 2001.

ITEM 2 Changes in Securities

None.

ITEM 3 Defaults Upon Senior Securities

Not Applicable.

ITEM 4 Submission of Matters to a Vote of Security Holders

None.

ITEM 5 Related Party Transactions

Michael Wichinsky (19% stockholder) has a note to the Company with a current balance of $511,644, 8% interest, payable upon demand. Michael Wichinsky has a second note to the Company in the amount of $105,490, 10% interest, payable upon demand. The Estate of William T. O'Donnell, Sr. (17% stockholder) has a note to the Company with a current balance of $224,357, 8% interest, payable upon demand. There were no principal or interest payments on these notes during the three months ended March 31, 2001. Accrued interest payable on these notes as of March 31, 2001, amounts to $1,237,135,, of which $1,185,256 is payable to Wichinsky and $51,879 is payable to O'Donnell.

ITEM 6 Exhibits and Reports on Form 8-K

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GAMING TECHNOLOGY, INC.

By: ___/s/ Glenn Wichinsky_______________________ Date: __May 8, 2001_______________
                  Glenn E Wichinsky
                   President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.

By: ____/s/ _Claudia D Wichinsky            ___________ Date: ____May 8, 2001____________
                     Claudia D Wichinsky,  Director

By: ___/s/ Constance Koplow_____________________ Date: ___ May 8, 2001____________
                Constance Koplow, Director