Form 10KSB
period 2001-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2001-09-27
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001                           Commission File No. 0-9047

GLOBAL GAMING TECHNOLOGY, INC.
(Name of small business issuer in its charter)

                               Delaware                                                                               02-0314487
                       (State or other jurisdiction of                                           (IRS Employer Identification No)
                        incorporation or organization)

1200 N. Federal Highway, #200, Boca Raton, FL                              33432
(Address of principal executive offices)                                           (Zip Code)

Issuer's telephone number:                                                            (561) 447-8222

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had revenues of $255,300 for its fiscal year ended June 30, 2001

As of September 21, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer could not be reliably determined because there is no active trading market in the issuer's securities.

As of September 21, 2001, the issuer had outstanding 26,328,028 shares of its common stock.

Transitional Small Business Disclosure Format Yes [ ] No [ X ]

PART I

Item 1. Description of Business.

(a) Business Development.

The Company was incorporated in the State of Delaware in 1973. The Company had been dormant for several years until October, 2000. In the past fiscal year the Company determined to pursue the market that was developing in California as the result of voter approval of Las Vegas style gaming in California tribal casinos. On October 6, 2000, the Company entered into its first contract for the sale of its used equipment to a California tribal casino, the Sho-Ka-Wah Casino located in Hopland, California.

(b) The Company's Business.

Based upon the business opportunities which we believe exist in the tribal casino market in California, we registered and received a Determination of Suitability to do business in the State of California in the past fiscal year. The Company has also been granted tribal vendor and gaming license approval by the Colusa Tribal Council and Gaming Commission, Colusa, California and a temporary vendor license by the Hopland Tribal Council and Gaming Commission. The Company entered into a contract with the Sho-Ka-Wah Casino on October 6, 2000 which provided for the sale of 230 used gaming devices of various makes and manufacture in consideration for $720,300. The Company received $360,150 and delivered 120 machines in March 2001. The Company has not delivered the remaining equipment contracted for because the Sho-Ka-Wah Casino has not paid the balance owed under the contract. To mitigate its damages, the Company sold 80 of the remaining gaming devices covered by the contract to Gamemasters, a private Nevada sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.4 percent of the Company's outstanding common stock and the father of Glenn E. Wichinsky, the Company's President and Claudia D. Wichinsky, a director of the Company. See Certain Relationships and Related Transactions.

During the past two fiscal years, the Company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company did not extend its market or the marketing of its products during the past fiscal year, beyond those activities discussed above with the Sho-Ka-Wah Casino. However, the Company anticipates that it will continue marketing of quality used and refurbished gaming equipment for sale or lease in legal domestic gaming jurisdictions or for export to foreign markets. At present, the Company's only customer is the Sho-Ka-Wah Casino. The Company has three salaried employees and one commissioned independent agent sales representative. All employees work part-time.

Competition

The gaming machine industry is highly competitive. Bally Gaming ("Bally") and International Gaming Technology ("IGT") are principal domestic competitors. Additionally, Asian and Australian manufacturing and marketing companies have entered the domestic market and have become a significant competitive factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in markets for the sale of new products and seeks to redirect its emphasis into the marketing of quality used gaming equipment.

Government Regulation

Manufacturers, distributors and operators of gaming equipment in the State of Nevada, Atlantic City, New Jersey, and secondary domestic gaming markets are subject to licensure and extensive regulation. These licenses are issued after extensive investigations into the personal history and financial background of the individuals and entities applying for a gaming license. These licenses are revocable and non-transferable.

The investigative cost of seeking a gaming license is borne by the person or company applying for the license. A state gaming commission of one state may deny the granting of a gaming license to persons who are legally engaged in gaming activities in other states. Because of the substantial investigative costs of obtaining state gaming licenses in Nevada, New Jersey, and in secondary markets, the Company has deferred any decision to currently seek state gaming licenses in these markets. Indian Tribal Commissions or Agencies operate in the same manner as state regulating authorities. Each Indian tribe that operates a casino has its own gaming regulatory authority that governs the application procedures for its tribe. These application procedures and investigation costs may be a limiting factor to the Company in being competitive with other companies.

Patents

The Company held one United States Patent issued in fiscal 1979 relating to the design and operation of its products and their various components. The Company's patent rights expired in 1996, however, the Patent was the subject of litigation for patent infringement initiated in 1994. In or about May, 1994, the Company filed a complaint in the United States District Court for the District of New Jersey alleging patent infringement against Bally's Park Place, Inc., Trump Plaza Associates, and several other gambling companies. The Company alleged in its complaint that the defendants infringed upon a patent it owned for the manufacture, use or sale of slot machines driven by stepper motors. The Company sought damages for the past infringement of its patent for this product. Over the years related lawsuits were filed and appeals taken by the non-prevailing parties. The final appeal was decided in March 2001. The Company did not prevail. All actions involving the respective parties were dismissed with prejudice with each party bearing their own attorney's fees and costs.

Item 2. Description of Property.

Not Applicable.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fiscal year ended June 30, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The common stock of the Company is traded in the over-the-counter market in the "Pink Sheets". The Company had 2,715 shareholders of record on September 21, 2001.

The following table indicates the range of high and low bid prices in the "Pink Sheets" of the Company's common stock for the quarterly periods ending September 30, 1999 through June 30, 2001.

                                                                                              High                             Low
                                                                                            Bid      Ask                  Bid     Ask

Quarter Ending September 30, 1999                                    1/8        3/8                 1/8      3/8
Quarter Ending December 31, 1999                                     1/8        3/8                 1/8      3/8
Quarter Ending March 31, 2000                                           1/8        3/8                 1/8      3/8
Quarter Ending June 30, 2000                                              1/8        3/8                 1/8      3/8
Quarter Ending September, 2000                                          1/8       3/8                  1/8     3/8
Quarter Ending December 31, 2000                                      1/8       3/8                  1/8     3/8
Quarter Ending March 31, 2001                                            1/8       3/8                  1/8     3/8
Quarter Ending June 30, 2001                                                1/8      3/8                  1/8     3/8

The foregoing over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The Company did not pay any dividends during the foregoing periods, nor does it anticipate paying dividends within the foreseeable future. However, there are no restrictions on the ability of the Company to declare dividends on its common stock.

On July 2, 2000, the Company granted an option to purchase shares of its common stock to Joann M. Vrbancic in consideration for her future services as a director. The terms of the option provided that Ms. Vrbancic would be granted the right to purchase 100,000 shares per year for a five year period beginning July 2, 2000. The exercise price per share was $.025. She resigned as a director on June 29, 2001. She has not exercised any of her options. Her resignation terminated her right to acquire 400,000 of the 500,000 option shares. The Company believes that the grant of options to Ms. Vrbancic are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act, as a transaction by an issuer not involving any public offering for, among other reasons, the following: (1) no general solicitation or advertising was used; (2) the transaction was isolated; and (3) Ms. Vrbancic had access to information about the Company that an available registration statement would provide.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company, which the Company will have available for acquisitions of assets of other businesses. With the exception of the program to make acquisitions through use of these shares, the Company has not yet formulated any specific financing arrangements.

The Company presently lacks financial resources. The lack of financial resources has prohibited the Company from expanding operations. The primary gaming markets cannot be serviced unless the Company obtains gaming licenses in these states. Because of the prohibitive costs of obtaining these licenses, the Company has no plans to seek licensing in these states, but is attempting to enter a secondary market of Indian Tribal casinos operating in California, subject to obtaining the necessary financing.

Total debt of the Company aggregated $841,500 (exclusive of accounts payable and accrued interest and expenses) for the years ending June 30, 2001, and 2000. Of these amounts, $617,100 was owed to Michael Wichinsky, and the remainder to the Estate of W. T. O'Donnell, Sr., affiliates of the Company. Total revenues were $255,300 in the June 30, 2001 fiscal year and zero in the previous fiscal year. The revenues were derived from the sale of gaming machines to an Indian Tribal casino in California. Prior to October, 2000, the Company had not conducted any business for several years. As of June 30, 2001 and 2000, the Company had negative working capital of $2,145,300 and $2,036,100, respectively.

The Company did not manufacture any gaming devices during the fiscal years ending June 30, 2001 and 2000, and does not anticipate having the necessary resources for the research, development and manufacture of gaming devices in the near future.

Item 7. Financial Statements.

The following Financial Statements are filed as part of this annual report.

Financial Statements                                                                  Page

(1) Report of Bradshaw Smith & Co. LLP                                F1
(2) Balance Sheets                                                                    F2
(3) Statements of Operations                                                     F3
(4) Statements of Changes in Stockholders' Deficit                    F4
(5) Statements of Cash Flows                                                    F5
(6) Notes to Financial Statements                                               F6-9

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Securities Exchange Act of 1934.

(a) Directors and Executive Officers.

Information about the directors and executive officers of the Company is set forth below.

                                                                                     Director                      Date Director's
Name                       Age               Positions                    Since                           Term Expires
Glenn E. Wichinsky  48                   President,                  - - - -                              - - - -
                                                       Secretary,
                                                        Treasurer
Claudia D. Wichinsky 54                  Director                    2000                                2002
Constance L. Koplow 61                  Director                   1995                                2002

All directors hold office for one year. They continue to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are elected or appointed by the Board of Directors and hold office until their successors have been elected or appointed and qualified.

Glenn E. Wichinsky has been President, Secretary and Treasurer of the Company since October 2000. He has been a practicing attorney for nineteen years and is licensed in Nevada and Florida. His law practice emphasizes corporate and transactional business, gaming and administrative law. For a period of over five years he has been an officer and director of GWL Enterprises, Inc. and Westronics, Inc., private Nevada corporations that are in the gaming business. He is the sole owner of GWL Enterprises and owns a 50% equity interest in Westronics. He has been a General Partner in Mardi Gras Casinos, Las Vegas, Nevada since 1985. Mr. Wichinsky has substantial experience in casino slot operations, gaming route operations and gaming equipment sales and distribution. He is the brother of Claudia Wichinsky and the son of Michael Wichinsky, the beneficial owner of over 19% of the Company's common stock.

Claudia D. Wichinsky has been President of Westronics, Inc. since 1997. Westronics is a Nevada corporation that manufactures, distributes and operates gaming equipment. She has been with Westronics since 1970 and previously was a vice president of the company. As a second generation participant in the family business, Gamemasters (formerly known as Games of Nevada), Ms. Wichinsky has been Operations Manager for manufacturing, distribution and route operations since 1990. She has been with Gamemasters since 1973. Ms. Wichinsky operated non-gaming amusement routes or arcades in New York and Nevada and was a distributor of coin operated amusement games in Nevada from 1978 to 1983. She is the sister of Glenn Wichinsky and the daughter of Michael Wichinsky.

Constance L. Koplow has been employed by Gamemasters since 1983. She has been Sales and Marketing Director since 1999 and was previously a sales representative from 1990 to 1999. She owned and operated businesses in education, retail ready-to-wear and the food service industry from 1974 to 2000. She has also been an administrator at Community College of Southern Nevada. She has nineteen years experience in the gaming industry.

(b) Compliance with Section 16(a) of the Exchange Act.

During the Company's fiscal year ended June 30, 2001, Glenn Wichinsky was an officer, Claudia Wichinsky, Joan M. Vrbancic and Constance L. Koplow were directors and Michael Wichinsky and the Estate of W. T. O'Donnell, Sr. were ten percent or greater owners of the Company's common stock. None of these persons filed reports on Forms 3, 4 or 5 in that fiscal year. All the persons, however, were required to file a Form 3.

Item 10. Executive Compensation.

(a) Summary Compensation Table.

The compensation of the Company's Chief Executive Officer is shown on the Summary Compensation Table presented below.

SUMMARY COMPENSATION TABLE
Annual Compensation

(a)                                                       (b)                                                   (c)
Name and
Principal Position                                 Year                                                 Compensation

Glenn E. Wichinsky                             6/30/2001                                         $ 17,500
                                                           6/30/2000                                                 -0-
                                                           6/30/1999                                                 -0-

(b) Options/SAR Grants Table.

Not Applicable.

(c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

Not Applicable.

(d) Long-Term Incentive Plan Awards Table.

Not Applicable.

(e) Compensation of Directors.

Effective July 2, 2000, the Company granted Joan M. Vrbancic an option to purchase shares of its common stock in consideration for her future services as a director. Under the terms of the option, Ms. Vrbancic was granted options to purchase 100,000 shares of stock each year for a five-year period beginning July 2, 2000 at an exercise price of $.025 per share. Ms. Vrbancic resigned as a director on June 29, 2001 and her right to 400,000 of the 500,000 option shares granted was terminated. Ms. Vrbancic has not exercised any of the options granted to her.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the name and address of each beneficial owner of more than 5% of the Company's voting stock known to the Company, the number of shares known to be beneficially owned as of September 21, 2001 and the percent of the total shares outstanding so owned. Each person named in the table has sole investment and voting power regarding the shares set forth opposite his or her name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name except as otherwise indicated.

Name and Address of           Title of                  Amount and Nature of               Percent of
  Beneficial Owner                   Class                    Beneficial Ownership                Class Outstanding

Michael Wichinsky
2575 Highland Drive
Las Vegas, NV 89109         Common Stock                5,120,493 (1)                     19.45% (1)

Estate of
W. T. O'Donnell, Sr.
144 Green Bay Road
Winnetka, IL 60093             Common Stock                4,470,275 (2)                     17% (2)

Glenn E. Wichinsky
2390 NW 38th Street
Boca Raton, FL 33431        Common Stock                2,964,647 (3)                     11.3% (3)

Nessa Alice Mary Charlton
5 Crowe Street
Dundalk Company
Louth, Republic of Ireland     Common Stock                1,459,214 (4)                     5.54% (4)

Claudia Wichinsky
2900 Gilmary
Las Vegas, NV 89107           Common Stock                  2,155,584                         8.2%

CEDE & Co.
Box 20, Bowling Green Station
New York, NY 10004            Common Stock                5,359,407                         20.36%

(1) Includes 3,129,411 held in trust by Mr. Wichinsky as trustee. He has the power to vote the shares held in trust.
(2) Includes 2,870,275 shares held in trust by Michael Wichinsky as trustee
(3) Includes 885,107 shares held in trust by Michael Wichinsky as trustee.
(4) Includes 625,811 shares held in trust by Michael Wichinsky as trustee.
(b) Securities Ownership of Management.

The following table shows the beneficial ownership of the Company's voting stock as of September 21, 2001, by each director and executive officer and by all directors and executive officers as a group.

                                                                               Amount and Nature of                 Percent of
 Name                       Position Held                         Beneficial Ownership(1)            Class Outstanding

Glenn E. Wichinsky   President, Secretary,                     2,964,647 (2)                           11.3% (2)
                                 Treasurer

Claudia D. Wichinsky   Director                                     2,155,584                                 8.2%

Constance L. Koplow    Director                                       377,043                                1.43%

Directors and Executive                                                    5,497,274 (3)                         20.9% (3)
Officers as a Group
(3) persons

(1) All shares are beneficially owned, and sole voting and investment power is held, by the persons named except as otherwise noted.
(2) Includes 885,017 shares held in trust by Michael Wichinsky as trustee.
(3) Includes 885,017 shares held in trust by Michael Wichinsky as trustee.

Item 12. Certain Relationships and Related Transactions.

Under the terms of a contract dated October 6, 2000, the Sho-Ka-Wah Casino agreed to purchase 230 used gaming machines from the Company in consideration for a total purchase price of $720,300. Following execution of the contract, the Company agreed to purchase 150 of the machines and parts for those machines from Gamemasters. Gamemasters is a sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.45% of the Company's common stock and the father of Glenn Wichinsky, the Company's President and Claudia Wichinsky, a Director of the Company. The remaining 80 machines were purchased from an unaffiliated third party. The Sho-Ka-Wah Casino only paid $360,100 of the selling price and only 120 of the machines were delivered. These 120 machines were purchased on account from Gamemasters at a total price of $184,100. The Company never received the remaining 30 machines from Gamemasters and Gamemasters agreed to assume any losses incurred by its having originally acquired these devices for subsequent re-sale to the Company.

Regarding the remaining 80 machines purchased from a third party, the Company's base cost for these machines was $270,000. The Company determined that these 80 gaming devices were not readily marketable in other gaming jurisdictions without an investment of a substantial capital. In addition, these devices required upgrading which would have entailed additional cost to the Company. To mitigate its damages, the Company accepted an offer of purchase from Gamemasters to acquire these 80 machines in "as-is condition" without any requirement on the Company for further program upgrading at a cost of $270,000, the price paid by the Company to the third party. This amount was offset by money owed to Gamemasters related to the purchase of the original 120 used gaming machines which were delivered and for orders of additional parts and associated equipment previously shipped to the Sho-Ka-Wah Casino. The balance due to the Company was $85,895. Under the terms of an agreement between the Company and Gamemasters dated June 11, 2001 Gamemasters agreed to pay the Company $10,000 per month without interest until its debt was paid. The payments began in July 2001 and will continue to March 2002. The Company determined not to assess interest on the $85,895 balance because Gamemasters had relieved it of its obligation for the 30 machines Gamemasters had purchased for resale to the Company. See Financial Statements, Note 3.

The Company believes that the transactions with Gamemasters described above are fair and reasonable and in its best interest. The Company believes that the consideration received for the resale to Gamemasters was equal to or greater than it could have obtained in an arm's length transaction with an unaffiliated third party. The gaming machines were used. They required upgrading and modifications to be used in other gaming markets. Management believed it was prudent to sell the devices in their present condition at cost to further cash flow and sustain short term operations rather than upgrade them. Additionally, the consideration received for the sale of the equipment was used partially to set off prior indebtedness of the Company to Gamemasters for previously acquired used gaming devices, parts and associated equipment.

Since the early 1980s, the Company, as needed, has received loans of money from Michael Wichinsky and the Estate of William T. O'Donnell, Sr. The William T. O'Donnell Estate is a beneficial owner of 17% of the Company's outstanding common stock. The principal amount of the loans is $841,500, of which $511,600 is owed to Mr. Wichinsky at an annual interest rate of 8%, $105,500 is owed to Mr. Wichinsky at an annual interest rate of 10% and $224,400 is owed to the William T. O'Donnell Estate at an annual interest rate of 8%. All of the notes are due on demand. The total amount of accrued interest on the notes is $1,254,400. These loans by two of the Company's affiliates are based on terms much better than the Company would have been capable of receiving in an arm's length transaction with third parties. The Company's financial condition precludes it from borrowing money from conventional lenders. The willingness of the William T. O'Donnell Estate and Mr. Wichinsky to lend the Company money as needed has enabled the Company to continue to operate.

PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following exhibits are filed herewith:

Exhibit
Number                                             Description of Exhibit
3.1                                                    Certificate of Incorporation
3.2                                                    Amendment to Certificate of Incorporation

Exhibit
Number                                             Description of Exhibit
10.1                                                  Contract with Sho-Ka-Wah Casino
10.2                                                   Agreement with Gamemasters, June 11, 2001

                               (b) Reports on Form 8-K.

                               No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

SIGNATURES

In accordance with the requirements of Section 13 or Section 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GAMING TECHNOLOGY, INC.

By: /S/ Glenn E. Wichinsky                                            Date: September 26, 2001
Glenn E. Wichinsky
President, Secretary and
Treasurer (Principal Financial
and Accounting Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

/S/ Claudia D. Wichinsky Director                                           September 26, 2001
Claudia D. Wichinsky

/S/ Constance L. Koplow Director                                           September 26, 2001
Constance L. Koplow

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Global Gaming and Technology, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Global Gaming and Technology, Inc. as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gaming and Technology, Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, and no significant operations or sources of revenue. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 20, 2001
Las Vegas, NV

GLOBAL GAMING AND TECHNOLOGY, INC.
BALANCE SHEETS
JUNE 30, 2001 AND 2000

ASSETS	June 30, 2001	June 30, 2000
Current assets:
Cash	$ 8,600	$15,800
Note receivable, related party (Note 3)	85,900	--
Inventories (Note 4)	--	4,000
Total current assets	94,500	19,800
Other assets	200	300
	$ 94,700	$20,100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 23,800	$21,400
Accounts payable, related parties (Note 3)	13,000	8,000
Accrued interest payable (Note 3)	1,254,400	1,185,000
Deferred revenue (Note 5)	107,100	--
Notes payable (Notes 3 and 7)	841,500	841,500
Total current liabilities	2,239,800	2,055,900

Commitments and contingencies (Note 8)	--	--
Stockholders' deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	--	--
Common stock, $.01 par value, 27,000,000 shares authorized, 26,328,028 issued and outstanding	263,300	263,300
Additional paid-in-capital	3,395,600	3,395,600
Accumulated deficit	(5,804,000)	(5,694,700)
	(2,145,100)	(2,035,800)
	$ 94,700	$ 20,100

GLOBAL GAMING AND TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

	June 30, 2001	June 30, 2000
Revenue	$ 255,300	$ --
Cost of revenue (Note 3)	240,100	--
Gross profit	15,200	--
Other income (expense):
Interest income	700	--
Asset impairment (Note 4)	(4,000)	--
Other income	19,400	--
	16,100	--

Operating expenses:
Interest (Note 3)	69,400	69,600
Salaries	43,500	19,500
Professional services	5,600	7,700
Transfer fees	6,000	4,300
Payroll tax expense	4,200	2,200
Insurance	3,300	--
Taxes and licenses	2,900	400
Rent	2,400	--
Supplies	2,200	--
Other expenses	1,100	100
	140,600	103,800
Net loss available to common stockholders	$ (109,300)	$ (103,800)
Net loss per common share	$ (0.004)	$ (0.004)
Weighted average common shares outstanding	26,328,028	26,328,028

GLOBAL GAMING AND TECHNOLOGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

	Common stock shares	Amount	Additional paid in capital	Accumulated deficit	Total stockholders' deficit
Balance, June 30, 1999	26,328,028	$ 263,300	$ 3,395,600	$ (5,590,900)	$ (1,932,000)
Net loss	--	--	--	(103,800)	(103,800)
Balance, June 30, 2000	26,328,028	263,300	3,395,600	(5,694,700)	(2,035,800)
Net loss	--	--	--	(109,300)	(109,300)
Balance, June 30, 2001	26,328,028	$ 263,300	$ 3,395,600	$ (5,804,000)	$ (2,145,100)

GLOBAL GAMING AND TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$ (109,300)	$ (103,800)
Asset impairment	4,000	--
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in:
Notes receivable	(85,900)	--
Other assets	100	--
Increase (decrease) in:
Accounts payable	21,800	(700)
Accounts payable, related parties	5,000	--
Accrued liability	(19,400)	--
Accrued interest payable	69,400	69,600
Deferred revenue	107,100	--
Net cash used in operating activities	(7,200)	(34,900)
Net decrease in cash	(7,200)	(34,900)
Cash at beginning of period	15,800	50,700
Cash at end of period	$ 8,600	$ 15,800
Schedule of noncash activities:
Write-off of accrued payable not obligated to pay	$ 19,400	$ --
Write-down of inventory	$ 4,000	$ --

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

Revenue recognition:

The Company recognizes revenue upon the delivery of the machines.

Reclassifications:

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

2. Organization's ability to continue as a going concern:

The Company was dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of June 30, 2001, the Company has negative working capital of $2,145,300 and stockholders' deficit of $2,145,100.

3. Related party transactions:

Note receivable, related party at June 30, 2001 of $85,900 is due from a company under common control, is non-interest bearing, and is scheduled to mature in March, 2002.

3. Related party transactions (continued):

Notes payable at June 30, 2001 and 2000 consist of $841,500 due to stockholders, bearing interest at 8% and 10%, and are due on demand. Accrued interest at June 30, 2001 and 2000 was $1,254,400 and $1,185,000 and the company incurred interest expense of $69,400 and $69,600 during the years then ended, respectively.

Accounts payable, related parties consists of amounts due to stockholders and a company under common control, are non-interest bearing, and due on demand.

The Company purchased machines and parts from a company under common control totaling $184,100 during the year ended June 30, 2001.

4. Inventories

The Company has inventory consisting of ten (10) slot machines from a settlement arising out of litigation with Universal Distributing of Nevada, Inc. Pursuant to SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the machines did not hold their value and during the year ended June 30, 1999 were written down to the estimated fair value. The estimated fair value was based on an offer to purchase the machines. During the year ended June 30, 2001, this inventory was determined to be worthless and was written off accordingly.

5. Deferred revenue:

On October 6, 2000, the Company entered into a contract for sale of goods with a tribal gaming operation in California for the purchase of 230 reconditioned machines for $720,300. The Company received a down payment of $360,100 and delivered 120 machines. The remaining contract is in negotiations. Deferred revenue has been recorded based on the number of machines delivered for which the down payment has been received.
  Income taxes:

The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:

	2001	2000
Computed tax benefit at federal statutory rate	$ 37,200	$ 35,300
Expired net operating loss carry forwards	(77,100)	(94,200)
Changed in deferred income tax valuation allowance	39,900	58,900
	$ --	$ --

6. Income taxes (continued):

The provision for federal and state income taxes consisted of the following:

	Year ended June 30,
	2001	2000
Current	$ --	$ --
Deferred	--	--
	$ --	$ --
The deferred tax asset consisted of the following:
Net operating loss carry forwards	$ 837,900	$ 914,200
Deferred revenue	36,400	--
Valuation allowance	(874,300)	(914,200)
Net deferred tax asset	$ --	$ --

The Company has a net operating loss carry forward ("NOL") for federal income tax reporting purposes at June 30, 2001 of approximately $2,513,300. A portion of the NOL expires after each year.

7. Notes payable:

Notes payable at June 30, 2001 and 2000 consisted of the following:

	June 30, 2001	June 30, 2000
Note payable to Michael Wichinsky, a stockholder, bearing interest at 8%, due on demand.	$ 511,600	$ 511,600
Note payable to Michael Wichinsky,a stockholder, bearing interest at 10%, due on demand.	105,500	105,500
Note payable to the estate of William T.O'Donnell, Sr., a stockholder, bearing interest at 8%, due on demand.	224,400	224,400
	$ 841,500	$ 841,500

The Company incurred interest expense totaling $69,400 and $69,600 on these notes during the years ended June 30, 2001 and 2000, respectively.

8. Commitments and contingencies:

During the year ended June 30, 2000, the Company entered into a verbal agreement with an individual for sales and marketing. The individual's compensation is on a commission basis and she has been granted an option to purchase up to 100,000 shares each year for $.025 per share, for five years, commencing July 1, 2000. During the year ended June 20, 2001, no options were redeemed.

Concentration:

All of the Company's sales during the year ended June 30, 2001 were with one customer.

CERTIFICATE OF INCORPORATION
OF
GAMEX INDUSTRIES, INC.

FIRST: The name of the corporation is GAMEX INDUSTRIES, INC.

SECOND: The address of its registered office in the State of Delaware is No. 100 West Tenth Street, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

THIRD: The nature of the business or purposes to be conducted or promoted is: To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

FOURTH: The total number of shares of stock which the corporation shall have authority to issue is One Million (1,000,000) all of which shares are to be Common Stock at $ .10 par value.

FIFTH: The name and mailing address of the incorporator is Simon Posner, c/o Weiss Rosenthal Heller & Schwartzman, 295 Madison Avenue, New York, New York 10017.

SIXTH: Election of directors need not be by ballot.

SEVENTH: The Board of Directors is authorized to make, alter or repeal By-laws of the corporation.

EIGHTH: The Corporation is to have perpetual existence.

THE UNDERSIGNED, being the incorporator hereinbefore named, for the purpose of incorporating a corporation pursuant to the General Corporation Law of the State of Delaware, does make this Certificate this 13th day of November, 1973, and affirms that the statements herein contained are true under the penalties of perjury.

/S/ Simon Posner

CERTIFICATE OF AMENDMENT
OF
CERTIFICATE OF INCORPORATION

GAMEX INDUSTRIES, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

FIRST: That at a meeting of the Board of Directors of GAMEX INDUSTRIES, INC., resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing Article I thereof so that, as amended said Article shall be and read as follows:

1 The name of the corporation is GLOBAL GAMING TECHNOLOGY, INC.

SECOND: That thereafter, pursuant to resolution of its Board of Directors, an annual meeting of the stockholders of said corporation was duly called and held on May 27, 1988, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, said GAMEX INDUSTRIES, INC. has caused this certificate to be signed by Victor Y. Tsao, its President, and by Glenn Wichinsky, its Secretary, this 30th day of September, 1988.

                                                                                  GAMEX INDUSTRIES, INC.

                                                                                    By /S/ Victor Y. Tsao
                                                                                    President

ATTEST:
By /S/ Glenn Wichinsky
Secretary

CONTRACT FOR SALE OF GOODS

AGREEMENT made this 6th day of October, 2000, by and between Global Gaming Technology, Inc., a Delaware corporation with its principal offices at 1200 North Federal Highway, Suite 200, Boca Raton, Florida 33432 ("Seller") and the Hopland Sho-Ka-Wah Casino, located in Hopland, California ("Buyer").

1. SALE. Seller has agreed to sell and Buyer has agreed to purchase two hundred-thirty (230) electronic gaming devices in accordance with the specifications and cost breakdown set forth on the attached Schedule A.

2. PRICE. The total price for the goods is Seven Hundred Twenty Thousand Three Hundred Dollars and 00/100 ($720,300.00), F.O.B. Las Vegas, and does not include freight, shipping and delivery and insurance costs which shall be the sole responsibility of the Buyer.
    Payment shall be made as follows: Fifty Percent (50%) down payment upon signing of this Agreement and the balance of Fifty Percent (50%) due net 30 days upon receipt of shipment. Buyer shall obtain an irrevocable letter of credit from Miller Schroader or Buyer's banking institution. Seller shall have the right to draw on the irrevocable Letter of Credit for the balance of the payment due. However, should Seller not provide complete delivery of all goods specified on Scehdule A, Seller shall not draw funds from the Letter of Credit, but shall be paid all monies due upon delivery of goods. For any goods which are undeliverable after sixty (60) days from contract, Buyer may deduct that amount due for said goods and may cancel the Letter of Credit.

3. DELIVERY/SHIPPING/ACCEPTANCE. Seller shall deliver or cause to be delivered the goods purchased ("Machines") to Buyer at its Hopland Sho-Ka-Wah Casino ("Site") within forty-five (45) days of the execution of this contract by the parties and tender of deposit by Buyer as stipulated under Section 2(a), above. Buyer shall have the right to inspect the Machines, as provided herein, prior to acceptance. Seller shall have all of the Machines in good working condition, subject to acceptance by Buyer. Buyer shall not be obligated to accept the Machines until they are installed, tested and determined to be operating properly. The Machines shall be deemed accepted by Seller when the Machines have been delivered, set up, and determined to be operational. Seller may have a representative on site to determine, along with a representative appointed by the Buyer that the Machines are operational. Seller shall bear the risk of damage to the Machines until they have been accepted by Buyer.

4. SELLER'S WARRANTIES. The Machines will be warranted by Seller for a period thirty (30) days from the date of acceptance of the Machines. If extended warranties are available, Seller shall notify Buyer, at the time of execution of this Contract, what warranties are available and the cost, and Buyer shall have the right to purchase any extended warranties available. Except as specifically set forth herein, Seller makes no representation of warranties, expressed or implied, including those of merchantability or fitness for a particular purposes and Buyer accepts the Machines strictly "AS-IS."

5. DISPUTE RESOLUTION. It is agreed that if a dispute arises concerning the matters ser forth in this Agreement and the dispute cannot be resolved by the parties, the party making the claim of noncompliance shall deliver to the other party a written notice thereof, specifying in detail the nature of the dispute. If, after fifteen (15) days following receipt of the notice, the matter remains unresolved, the party making the claim may invoke any and all actions in law or equity to protect and enforce its rights under this agreement.

6. LIMITED WAIVER OF SOVEREIGN IMMUNITY AND GOVERNING LAW

    A limited waiver of the Hopland Sho-Ka-Wah Casino ("Tribe") sovereign immunity is granted for the sole benefit of Global Gaming Technology, Inc. and its successors or assigns.
    The waiver of the Tribe's sovereign immunity shall be limited to actions or claims arising from this Agreement between Global Gaming Technology, Inc. and the Tribe and shall not extend to any other claim, cause of action, suit, case, or controversy of any nature.
    An action against the Tribe under the limited waiver of sovereign immunity may only be brought in the Tribal Court of the Tribe or in the United States District Court sitting in the Northern District of California. The law to be applied in any such action shall be (i) the law of the State of California; (ii) the law of the Tribe, including traditional tribal laws, and (iii) in the absence of appropriate state or tribal law, federal law including federal statutory law and common law.
    Nothing contained in this limited waiver shall be deemed a consent to the levy of any judgment, lien, or attachment upon any property or interest to property of the Tribe other than the property which is the subject matter of this Agreement between Global Gaming Technology, Inc. and the Tribe ("Property"). A judgment against the Tribe pursuant to the limited waiver of immunity may be satisfied only from net Class III gaming revenues of the Tribe or through a repossession of the Property and from no other source or fund.
    The limited waiver of the Tribe's sovereign immunity shall be effective only upon the signing of this Agreement by the representatives of Global Gaming Technology, Inc. and the Tribe and shall not be effective before that date, and shall remain in effect only for so long as the Agreement remains in effect.
    This limited waiver of sovereign immunity shall be effective only upon the signing of this Agreement by the representatives of Global Gaming Technology, Inc. and the Tribe and shall not be effective before that date, and shall remain in effect only for so long as the Agreement remains in effect

7. VENDOR APPROVAL. This Agreement shall be conditioned upon the granting to Global Gaming Technology, Inc., of a provisional or fully issued vendor license by the Hopland Gaming Commission, under the applicable provisions of the Hopland Gaming Ordinances and regulations of the Hopland Gaming Commission.

8. COMPACT REQUIREMENTS. Seller warrants and represents that the Machines conform in all respects with the technical specifications and standards of the Buyer's Gaming Act approved by the National Indian Gaming Commissions and the Regulations promulgated thereunder by the Hopland Gaming Commission and the Buyer's Tribal-State Class III Gaming Compact with the State of California.

9. TERMINATION. Buyer shall have the unconditional right to terminate this Contract in the event that Seller is not licensable or Seller's gaming license is terminated by the Buyer's Gaming Commission, based upon a determination of unsuitability by the State of California's Gaming Agency pursuant to Section 6.4.5 of the Buyer's Class III Tribal-State Compact. In the event that there may be any interruption of Seller's delivery schedule arising from any actions of termination pursuant to said section of the Compact, Seller shall have the absolute right to assign its position under this agreement to a licensed distributor suitable to all interested parties.

10. GAMING ORDINANCE. Seller acknowledges that it is subject to and must comply with all applicable provisions of the Buyer's Gaming Act, and any amendments thereto and any regulations promulgated thereunder.

IN WITNESS WHEREOF, the parties have signed this Agreement on the date first written above.

                                                                           GLOBAL GAMING TECHNOLOGY, INC.
                                                                            A Delaware Corporation ("Seller")

                                                                            By /S/ Glenn Wichinsky, President

                                   HOPLAND SHO-KA-WAH CASINO

                                                                           ("Buyer")
                                                                           By /S/ Sandra C. Sigala, Chairperson

AGREEMENT

AGREEMENT made this 11th day of June, 2001, by and between GLOBAL GAMING TECHNOLOGY, INC., a Delaware corporation with principal offices at 1200 North Federal Highway, Suite 200, Boca Raton, Florida 33432 (hereinafter referred to as Seller"), and GAMEMASTERS, with principal offices at 2575 South Highland Drive, Las Vegas, Nevada 89109 (hereinafter referred to as "Buyer").

In consideration of good and valuable consideration, the sufficiency of which is hereby acknowledged by the parties, it is agreed as follows:

    Equipment Purchase. Buyer agrees to purchase from Seller a quantity of eighty (80) used IGT GameKing Multigames for Two Hundred Seventy Thousand Dollars and 00/100 ($270,000.00).
    Adjustment to Purchase Price. Seller currently owes an indebtedness to Buyer in the total amount of One Hundred Eighty-Four Thousand One Hundred and Five Dollars ($184,105.00) for credit extended on one hundred fifty (150) used IGT, Bally and Williams gaming machines. This indebtedness has specifically arisen from the following equipment and parts orders which were purchased on account: 120 used IGT, Bally and Williams gaming machines for $144,000.00; 30 used IGT Keno machines for $30,000.00; 100 metal slot stands with freight charges for $3,400.00 and miscellaneous parts orders of $2205.00 and $4500.00. As a result of this setoff, the balance now due and owing Global Gaming Technology, Inc., Seller, is Eighty-Five Thousand Eight Hundred Ninety-Five Dollars and 00/100 ($85,895.00). Buyer agrees to pay Seller the balance due in monthly installments of Ten Thousand Dollars and 00/100 ($10,000.00) for the first eight (8) payments monthly payment of Five Thousand Eight-Hundred Ninety-Five Dollars and 00/100 ($5895.00) for the eighth and final payment.

    Representations of Seller. Buyer accepts the gaming machines which are the subject matter of this agreement in "AS-IS" condition. Seller warrants that the machines are operational at time of delivery.

    Entire Agreement. This agreement is the entire agreement of the parties relating to the subject matter hereof. Any modifications or amendments to this agreement shall be evidenced by a signed writing between the parties.

5. Governing Law. This agreement shall be governed by and construed in accordance with the laws of the State of Nevada.

6. Binding Effect. This agreement shall inure to the benefit of and be binding upon the heirs, administrators and assigns of the parties.

IN WITNESS WHEREOF, the parties have executed this agreement on the date and year first written above.

                                                               GLOBAL GAMING TECHNOLOGY, INC.
                                                                ("Seller")

                                                               By /S/ Glenn Wichinsky, President

                                                              GAMEMASTERS ("Buyer")
                                                              By /S/ Michael Wichinsky, President