Form 10KSB/A
period 2001-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2001-10-09
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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

GLOBAL GAMING TECHNOLOGY, INC.

By: /S/ Glenn E. Wichinsky                                            Date: October 5,  2001
Glenn E. Wichinsky
President, Secretary and
Treasurer (Principal Financial
and Accounting Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

/S/ Claudia D. Wichinsky Director                                           October 5,  2001
Claudia D. Wichinsky

/S/ Constance L. Koplow Director                                           October5, 2001
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

BRADSHAW, SMITH & CO, LLP

August 20, 2001
Las Vegas, NV

                                                                             F-1

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

                                                                           GLOBAL GAMING TECHNOLOGY, INC.
                                                                            A Delaware Corporation ("Seller")

                                                                            By /S/ Glenn Wichinsky, President

                                   HOPLAND SHO-KA-WAH CASINO

                                                                           ("Buyer")
                                                                           By /S/ Sandra C. Sigala, Chairperson

AMENDED SCHEDULE A

PURCHASED GOODS (USED)

Quantity                    Manufacturer        Type              Cabinet        Cost per unit                 Total

80                              IGT                     19" monitor    Upright           $5,000.00             $400,000.00
                                                              Gamekings

1                              Williams                 Video Reel     Upright             5,000.00                  5,000.00

53                             IGT                       S+ Reel          Upright            2,400.00               127,200.00
                                                              Games

20                            IGT                        S+ Reel          Slant Top         1,500.00                 30,000.00
                                                              Games

26                           Bally                        Pro5500         Upright             2,100.00                54,600.00
                                                              Reel Games

20                           IGT                         Players Edge+  Bartop             1,950.00                39,000.00
                                                               Poker

30                           IGT                         Keno                Slant top/         2,150.00                64,500.00
                                                                                      Humpback

230 Total Games                                                                                                 TOTAL $720,300.00

All games will be reconditioned.
Additional cost of $300.00 per game to change formica.
Model kits costs are $350.00 and up.

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