Form 10QSB
period 2001-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2001-11-15
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Three Months Ended                               September 30, 2001

Commission File Number                                     0-9047

GLOBAL GAMING TECHNOLOGY, INC.
(Exact Name of Registrant as specified in its charter)

Delaware____________ 02-0314487______________
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

Global Gaming Technology, Inc.
Form 10-Q
Quarter Ended September 30, 2001

TABLE OF CONTENTS

                                                                                                                Page

PART I  Financial Information:
Item I                                         Financial Statements:
                                                  Balance Sheet                                          4
                                                  Statement of Operations and Deficit         5
                                                  Statement of Cash Flows                         6
                                                  Summary of Significant Accounting
                                                  Policies and Notes to Financial
                                                  Statements                                              7-10

 Item II                                       Management's Discussion and Analysis
                                                  of Financial Condition and Results of
                                                  Operations.                                            11-12

PART II Other Information:                                                                   12-13
                                                  Item 1   Legal Proceedings.
                                                  Item 2   Changes in Securities.
                                                  Item 3   Defaults upon Senior Securities.
                                                  Item 4   Submission of Matters to Vote of Security Holders.
                                                  Item 5  Certain Relationships and Related Transactions.
                                                  Item 6   Exhibits and Reports on Form 8 K.

PART I
Global Gaming Technology, Inc.
Financial Statements
September 30, 2001

			9/30/2001	6/30/2001
			(Unaudited)
ASSETS
Current Assets:
	Cash		8,911	$8,593
	Note Receivable, related party (Note 3)		55,895	$85,895
		Total Current Assets	64,806	94,488

Other Assets:
	Deposits		200	200
		Total Other Assets	200	200
TOTAL ASSETS			$65,006	$94,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Accounts Payable/Accruals		$23,596	$23,801
Accounts Payable, related parties (Note 3)			$13,000	$13,000
	Accrued Interest Payable (Note 3)		1,271,945	1,254,445
	Deferred Revenue (Note 5)		107,492	107,050
	Notes Payable (Note 3 and 4)		841,492	841,492
		Total Current Liabilities	2,257,525	2,239,788

Stockholders' Deficit:
	Preferred Stock, $.01 par value, 1,000,000
		Shares authorized, none issued.	0	0
	Common Stock, $.01 par value, 27,000,000
		Shares authorized, 26,328,028 issued
		and outstanding	263,280	263,280
	Additional Paid-in-Capital		3,395,568	3,395,568
	Accumulated Deficit		(5,851,367)	(5,803,948)
		Total Stockholders' Deficit	(2,192,519)	(2,145,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$65,006	$94,688

		For the Three Months Ended September 30, 2001 and 2000
		(Unaudited)

			Three Months Ended
			September 30
			2001	2000
Revenue & Income:
	Sales		$0	$0
	Interest Income		0	0
		Total Revenue	0	0

Cost of Sales:
	Cost of Sales			0
	Transportation & Warehouse		442	0
	Total Cost of Sales		442	0

		Gross Profit	(442)	0

Operating Expenses:
	Professional Services		5,500	2,069
	Rent		392	0
	Travel		2,243	0
	Interest		17,500	17,500
	Transfer & Escrow Fees		800	1,500
Taxes			1,600	0
	Salaries		17,175	3,250
	Payroll Tax Expense		1,382	346
	Miscellaneous		385	1,946
		Total Costs & Expenses	$46,977	26,611

Net Income (Loss) for the Period			(47,419)	(26,611)

Deficit Beginning of Period			(5,803,948)	(5,694,601)

Deficit End of Period			$(5,851,367)	$(5,721,212)

Income (Loss) per Common Share			$(0.002)	$(0.001)
	Weighted Average Number of
	Common Shares Outstanding		26,328,028	26,328,028

		For the Three Months Ended September 30, , 2001 and 2000
(Unaudited)

			Three Months Ended
			September 30
			2001	2000
Cash Flow From Operating Activities:
	Net Income (Loss)		$(47,419)	$(26,611)
	Changes in:
		Notes Receivable	30,000
		Inventories	0
		Deposits	0
		Deferred Revenue	442
		Accounts Payable	(205)	(73)
		Accrued Interest Payable	17,500	17,500
	Net Operating Cash		318	(9,184)

Cash Flows from Investing Activities:
	Capital Expenditures		0	0

Cash Flows from Financing Activities:
	Principal Payments on Debt		0	0

Net Increase (Decrease) in Cash			318	(9,184)

Cash at Beginning of Period			8,593	15,867

Cash at End of Period			$8,911	$6,683

Supplemental Disclosures
	Interest Expense		$17,500	$17,500

Global Gaming Technology, Inc.
Notes to Financial Statements
September 30, 2001

NOTE 1  Summary of Significant Accounting Policies:

Organization and nature of business:
Global Gaming and Technology, Inc. (The "Company") was incorporated in the State of Delaware in 1973 and has elected June 30th as its year end. The Company, although dormant until recently, is engaged in the research, development, manufacture, and marketing of electronic gaming devices and coinless games of chance.

Uses of estimates in preparation of financial statements:

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

Loss per share was computed by dividing the net loss or loss by the weighted average number of shares outstanding during the period. Revenue recognition: The Company recognizes revenue upon delivery of the machines.

NOTE 2  Organization's Ability to Continue as a Going Concern:

The Company was dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of September 30, 2001, the Company has negative working capital of $2,192,719 and Stockholders' Deficit of $2,192,519.

NOTE 3  Related Party Transactions:

Note Receivable, related party at September 30, 2001, of $55,895 is due from a company under common control, is non-interest bearing, and is scheduled to mature in March, 2002.

Notes payable at September 30, 2001 and June 30, 2001 consist of $841,492 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at September 30, 2001 and June 30, 2001, was $1,271,945 and $1,254,445 and the Company incurred interest expense of $17,500 and $17,500 in the three months then ended, respectively. See "Note 4- Notes Payable" for details.

Accounts payable, related parties, consists of amounts due stockholders and a company under common control, are non-interest bearing, and due on demand.

NOTE 4  Notes Payable:
                                                  Current                              Non-Current
                                                 Maturities                              Maturities               Total
 Michael Wichinsky
 Payable upon demand.
Interest payable qarterly
at 8%.                                      $ 511,644                                    $ - 0 -            $ 511,644

Michael Wichinsky
Payable upon demand.
 Interest payable quarterly
 at 10%.                                       105,491                                      - 0 -               105,491

Estate of William T. O'Donnell, Sr.
Payable upon demand.
 Interest payable quarterly
at 8%.                                         224,357                                         - 0 -                  224,357
                   TOTAL                 $ 841,492                                      $ - 0 -              $ 841,492

Global Gaming Technology, Inc.
Notes to Financial Statements
September 30, 2001

NOTE 5  Deferred Revenue:

On October 6, 2000, the company entered into a contract for sale of goods with the

Sho-Ka-Wah Casino, located in Hopland, California, for the purchase of 230 used, reconditioned machines for a total price of $720,300. The Company received a down payment of $360,150 and delivered 120 machines. Deferred revenue has been recorded based on the number of machines delivered for which the down payment has been received.

NOTE 7Income Taxes:

The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:

                                                                           Three Months Ended
                                                                           9/30/01          9/30/00

Computed tax benefit at federal statutory rate     $ 16,122        $ 9,048
Deferred income tax valuation allowance              (16,122)        (9,048)
Provision for Federal Income taxes                      $ 0                 $ 0

The Provision for federal income taxes consisted of the following:

                                                                          9/30/01           9/30/00
Current                                                               $ 0                  $ 0
Deferred                                                                 0                    0
Total                                                                   $ 0                 $ 0

Global Gaming Technology,Inc.
Notes to Financial Statements
September 30,2001

The Deferred Tax Asset consisted of the following:
                                                                         9/30/01             9/30/00
Tax Benefit of NOL carryforwards                   $874,300          $914,200
Valuation allowance                                          (874,300)         (914,200)
Net deferred tax asset                                       $ 0                    $ 0

The Company has a net operating loss carryforward ("NOL") for federal income tax reporting purposes at June 30, 2001 of $2,571,334. A portion of the NOL expires after each year. $216,931 will expire at June 30, 2002 if not utilized.

Global Gaming Technology, Inc.

ITEM II Management's Discussion and Analysis of Financial Condition and Results of Operations

as of September 30, 2001, the Company had negative working capital of $2,192,719.The Company has no commitments for capital expenditures.

As of September 30, 2001, the Company had a stockholders' deficit of $2,192,519.

Expenses for the three months totaled $46,977, of which $17,500 is accrued interest expense.

Based upon the business opportunities believed to exist in the tribal casino market in California, the Company registered and received Determination of Suitability to do business in the State of California in the past fiscal year. The Company has also been granted tribal vendor gaming license approval by the Colusa Tribal Counsel and Gaming Commission, Colusa, California and a temporary vendor license by the Hopland Tribal Council and Gaming Commission. The Company entered into a contract with the Sho-Ka-Wah Casino on October 6, 2000, which provided for the sale of 230 used gaming deices of various makes and manufacture in consideration for $720,300. The Company received $360,150 and delivered 120 machines in March, 2001. The Sho-Ka-Wah Casino had not paid the balance owed under the contract and the company could not deliver the remaining equipment contracted for without payment. Therefore, to mitigate its damages, the Company sold 80 of the remaining gaming devices covered by the contract to Gamemasters, a private Nevada sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.4 percent of the Company's outstanding common stock and the father of Glenn E. Wichinsky, the Company's President, and Claudia D. Wichinsky, a director of the Company . The Company has received $30,000 during the three months ended September 30, 2001, from Gamemasters toward the sale price of $87,895 for those 80 gaming devices which was the amount offset by money owed to Gamemasters related to the purchase of the original 120 used gaming machines that were delivered and additional parts and associated equipment previously shipped to the Sho-Ka-Wah Casino. See Certain Relationships and Related Transactions.

 Global Gaming Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 1200 N. Federal HIighway, Ste.200, Boca Raton, FL 33432.

During the past two fiscal years, the company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company did not extend its market or the marketing of its products during the past fiscal year beyond those activities discussed above with the Sho-Ka-Wah Casino.  However, the Company anticipates that it will continue marketing quality, used and refurbished gaming equipment for sale or lease in legal domestic gaming jurisdictions or for export to foreign markets. The Company has three salaried employees and one commissioned independent agent sales representative. All employees work part-time. The gaming machine industry is highly competitive. Bally Gaming ("Bally") and International Gaming Technology ("IGT") are principal domestic competitors. Additionally, Asian and Australian manufacturing and marketing companies have enterd the domestic market and have become a significant competitive factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in markets for the sale of new products and seeks to redirect its emphasis into the marketing of quality used gaming equipment. Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company, which the Company will have available for acquisitions of assets of other businesses. With the exception of the program to make acquisitions through the use of these shares, the Company has not yet formulated any specific financing arrangements. The lack of financial resources has prohibited the Company from expanding operations. The primary gaming markets cannot be serviced unless the Company obtains gaming licenses in these states. Because of the prohibitive costs of obtaining these licenses, the Company has no plans to seek licensing in these states, but is attempting to export used gaming equipment to foreign markets, subject to obtaining the necessary financing.

PART II  OTHER INFORMATION

ITEM 1  Legal Proceedings

             The Company is not a party to any current or pending litigation.

ITEM 2  Changes in Securities

              None.

ITEM 3  Ddfaults Upon Senior Securities

               Not Applicable.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted to the vote of security holders during the period ended September 30, 2001.

ITEM 5  Certain Relationships and Related Transactions

Under the terms of a contract dated October 6, 2000, the Sho-Ka-Wah Casino agreed to purchase 230 used gaming machines from the Company in consideration for a total purchase price of $720,300. Following execution of the contract, the Company agreed to purchase 150 of the machines and parts for those machines from Gamemasters. Gamemasters is a sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.45% of the Company's common stock and the father of Glenn Wichinsky, the Company's President, and Claudia Wichinsky, a Director of the Company. The remaining 80 machines were  purchased from an unaffiliated third party. The Sho-Ka-Wah Casino only paid $360,150 of the selling price and only 120 of the machines were delivered. These 120 machines were purchased on account from Gamemasters at a total price of $184,100. The Company never received the remaining 30 machines from Gamemasters and Gamemasters agreed to assume any losses incurred by its having originally acquired these devices for subsequent resale to the Company.

Regarding the remaining 80 machines purchased from a third party, the Company's base cost for these machines was $270,000. The Company determined that these 80 gaming devices were not readily marketable in other gaming jurisdictions without an investment of substantial capital. In addition, these devices require upgrading which would have entailed additional cost to the Company. To mitigate its damages, the Company accepted an offer of purchase from Gamemasters to acquire these 80 games in "as-is condition" without the requirement on the Company for further program upgrading at a cost of $270,000, the price paid by the Company to the third party. This amount was offset by money owed to Gamemasters related to the purchase of the original 120 used gaming machines which were delivered and for orders of additional parts and associated equipment previously shipped to the Sho-Ka-Wah Casino. The balance due to the Company was $85,895. Under the terms of an agreement between the company and Gamemasters, dated June 11, 2001, Gamemasters agreed to pay the Company $10,000 per month without interest until its debt was paid. The payments began in July 2001, and will continue to March 2002. The Company determined not to assess interest on the $85,895 balance because Gamemasters had relieved the Company of its obligation for the 30 machines Gamemasters had purchased for resale to the Company. The Company has received $30,000 in payments during the period ending September 30, 2001.

ITEM 6 Exhibits and Reports on Form 8 K

No exhibits and no reports on Form 8 K were filed during the period covered by this Form 10Q.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

GLOBAL GAMING TECHNOLOGY, INC.

By: /S/ Glenn E. Wichinsky _____ Date: _________________
Glenn E. Wichinsky
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.

By: /S/ Claudia D. Wichinsky ____________ Date: __________________
Claudia D. Wichinsky, Director

By: _/S/ Constance L. Koplow____________ Date: __________________
Constance L. Koplow, Director