Form 10QSB
period 2001-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2002-02-14
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Six Months Ended December 31, 2001

Commission File Number 0-9047
____________

GLOBAL GAMING TECHNOLOGY, INC.
(Exact Name of Registrant as specified in its charter)
____________

                                                                   Delaware____________ 02-0314487_________
                                                     (State of Incorporation)            ( IRS Employer Identification Number)

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
Quarter Ended December 31, 2001

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

Item 3  Defaults upon Senior Securities.

Item 4  Submission of Matters to Vote of Security Holders.

Item 5 Certain Relationships and Related Transactions.

Item 6 Exhibits and Reports on Form 8-K.

PART I

Global Gaming Technology, Inc.

Financial Statements

December 31, 2001
	Global Gaming Technology, Inc.
	Balance Sheet
	December 31, 2001 and June 30, 2001

	12/31/2001	6/30/2001
	(Unaudited)
ASSETS
Current Assets:
Cash	3,079	$ 8,593
Note Receivable, related party (Note 3)	35,895	$ 85,895
Total Current Assets	38,974	94,488

Other Assets:
Deposits	200	200
Total Other Assets	200	200
TOTAL ASSETS	$ 39,174	$ 94,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable/Accruals	$ 22,598	$ 23,801
Accounts Payable, related parties (Note 3)	$ 13,000	$ 13,000
Accrued Interest Payable (Note 3)	1,289,445	1,254,445
Deferred Revenue (Note 5)	107,492	107,050
Notes Payable (Note 3 and 4)	841,492	841,492
Total Current Liabilities	2,274,027	2,239,788

Stockholders' Deficit:
Preferred Stock, $.01 par value, 1,000,000
Shares authorized, none issued.	0	0
Common Stock, $.01 par value, 27,000,000
Shares authorized, 26,328,028 issued
and outstanding	263,280	263,280
Additional Paid-in-Capital	3,395,568	3,395,568
Accumulated Deficit	(5,893,701)	(5,803,948)
Total Stockholders' Deficit	(2,234,853)	(2,145,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 39,174	$ 94,688

	Global Gaming Technology, Inc.
	Statement of Operations and Deficit
	For the Three Months Ended December 31, 2001 and 2000
	And the Six Months Ended December 31, 2001 and 2000
	(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2,001	2,000	2001	2000
Revenue & Income:
Sales	$ 0	$ 0	$ 0	$ 0
Other Income	1,850	646	1,850	646
Total Revenue	1,850	646	1,850	646

Cost of Sales:
Cost of Sales	0	0	0	0
Transportation & Warehouse	0	0	442	0
Total Cost of Sales	0	0	442	0

Gross Profit	1,850	646	1,408	646

Operating Expenses:
Commissions	0	6,500		6,500
Licenses & Taxes	0	800	105	2,400
Professional Services	3,632	2,590	9,132	4,659
Rent	761	1,120	1,153	1,120
Travel	2,297	6,552	4,540	6,552
Interest	17,500	17,500	35,000	35,000
Transfer & Escrow Fees	1,500	1,000	2,300	2,500
Taxes	0		1,600	0
Salaries	16,875	4,875	34,050	8,125
Payroll Tax Expense	1,392	544	2,774	890
Miscellaneous	227	312	507	658
Total Costs & Expenses	44,184	41,793	$ 91,161	68,404

Net Income (Loss) for the Period	(42,334)	(41,147)	(89,753)	(67,758)

Deficit Beginning of Period	(5,851,367)	(5,721,212)	(5,803,948)	(5,694,601)

Deficit End of Period	$(5,893,701	$(5,762,359	$(5,893,701	$(5,762,359

Income (Loss) per Common hare	$ (0.002)	$ (0.002)	$ (0.003)	$ (0.003)
Weighted Average Number of
Common Shares Outstanding	26,328,028	26,328,028	26,328,028	26,328,028

Global Gaming Technology, Inc.
Statement of Cash Flows
	For the Six Months Ended December 31, 2001 and 2000
(Unaudited)

	Six Months Ended
	December 31
	2001	2000
Cash Flow From Operating Activities:
Net Income (Loss)	$ (89,753)	$ (67,758)
Changes in:
Notes Receivable	50,000
Inventories	0	(271,390)
Deposits	0
Deferred Revenue	442	360,150
Accounts Payable	(1,203)	4,975
Accrued Interest Payable	35,000	35,000
Net Operating Cash	(5,514)	60,977

Cash Flows from Investing Activities:
Capital Expenditures	0	0

Cash Flows from Financing Activities:
Principal Payments on Debt	0	0

Net Increase (Decrease) in Cash	(5,514)	60,977

Cash at Beginning of Period	8,593	15,867

Cash at End of Period	$ 3,079	$ 76,844

Supplemental Disclosures
Interest Expense	$ 35,000	$ 35,000

Global Gaming Technology, Inc.
Notes to Financial Statements
December 31, 2001

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

NOTE 2  Organization's Ability to Continue as a Going Concern:

The Company was dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of December 31, 2001, the Company has negative working capital of $2,235,053 and Stockholders' Deficit of $2,234,853.

 NOTE 3  Related Party Transactions:

Note Receivable, related party at December 31, 2001, of $35,895 is due from a company under common control, is non-interest bearing, and is scheduled to mature in March, 2002.

Notes payable at December 31, 2001 and June 30, 2001 consist of $841,492 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at December 31, 2001 and June 30, 2001, was $1,289,445 and $1,254,445 and the Company incurred interest expense of $17,500 and $17,500 in the three months then ended, respectively. See "Note 4- Notes Payable" for details. Accounts payable, related parties, consists of amounts due stockholders and a company under common control, are non-interest bearing, and due on demand.

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
December 31, 2001

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

Six Months Ended

12/31/01 12/31/00

Computed tax benefit at federal statutory rate $ 30,516 $23,038

Deferred income tax valuation allowance (30,516) (23,038)

Provision for Federal Income taxes $ 0 $ 0

 The Provision for federal income taxes consisted of the following:

12/31/01 12/31/00

Current $ 0 $ 0

Deferred 0 0

Total $ 0 $ 0

Global Gaming Technology,Inc.
Notes to Financial Statements
December 31,2001

The Deferred Tax Asset consisted of the following: 12/31/01 12/31/00

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

Global Gaming Technology, Inc.

ITEM II  Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2001, the Company had negative working capital of $2,235,053. The Company has no commitments for capital expenditures. As of December 31, 2001, the Company had a stockholders' deficit of $2,234,853. Expenses for the three months totaled $44,184, of which $17,500 is accrued interest expense.

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

California and a temporary vendor license by the Hopland Tribal Council and Gaming

Commission. The Company entered into a contract with the Sho-Ka-Wah Casino on October 6, 2000, which provided for the sale of 230 used gaming deices of various makes and manufacture in consideration for $720,300. The Company received $360,150 and delivered 120 machines in March, 2001. The Sho-Ka-Wah Casino had not paid the balance owed under the contract and the company could not deliver the remaining equipment contracted for without payment. Therefore, to mitigate its damages, the Company sold 80 of the remaining gaming devices covered by the contract to Gamemasters, a private Nevada sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.4 percent of the Company's outstanding common stock and the father of Glenn E. Wichinsky, the Company's President, and Claudia D. Wichinsky, a director of the Company, for its cost of $270,000 offset by $184,105 in indebtedness arising from purchases on account from Gamemasters for the 120 used gaming machines that were delivered plus additional parts and  associated equipment previously shipped to the Sho-Ka-Wah Casino . The Company has received $50,000 during the three months ended December 31, 2001, from Gamemasters toward the net note receivable of $85,895 .

See Certain Relationships and Related Transactions.

Global Gaming Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, which was incorporated in Delaware in 1973, maintains its principal offices at 1200 N. Federal Highway, Ste.200, Boca Raton, FL 33432.

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

Additionally, Asian and Australian manufacturing and marketing companies have enterdd the domestic market and have become a significant competitive factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in markets for the sale of new products and seeks to redirect its emphasis into the marketing of quality used gaming equipment. Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company, which the Company will have available for acquisitions of assets of other businesses. With the exception of the program to make acquisitions through the use of these shares, the Company has not yet formulated any specific financing arrangements. The lack of financial resources has prohibited the Company from expanding operations. The primary gaming markets cannot be serviced unless the Company obtains gaming licenses in these states. Because of the prohibitive costs of obtaining these licenses, the Company has no plans to seek licensing in these states, but is attempting to export used  gaming equipment to foreign markets, subject to obtaining the necessary financing.

PART II   OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is not a party to any current or pending litigation.

ITEM 2  Changes in Securities

None.

ITEM 3 Defaults Upon Senior Securities

Not Applicable.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted to the vote of security holders during the period ended December 31, 2001.

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

Regarding the remaining 80 machines purchased from a third party, the Company's base cost for these machines was $270,000. The Company determined that these 80 gaming devices were not readily marketable in other gaming jurisdictions without an investment of substantial capital. In addition, these devices require upgrading which would have entailed additional cost to the Company. To mitigate its damages, the Company accepted an offer of purchase from Gamemasters to acquire these 80 games in "as-is condition" without the requirement on the Company for further program upgrading at a cost of $270,000, the price paid by the Company to the third party. This amount was offset by money owed to Gamemasters related to the purchase of the original 120 used gaming machines which were delivered and for orders of additional parts and associated equipment previously shipped to the Sho-Ka-Wah Casino. The balance due to the Company was $85,895. Under the terms of an agreement between the company and Gamemasters, dated June 11, 2001, Gamemasters agreed to pay the Company $10,000 per month without interest until its debt was paid. The payments began inJuly 2001, and will continue to March 2002. The Company determined not to assess interest on the $85,895 balance because Gamemasters had relieved the Company of its obligation for the 30 machines Gamemasters had purchased for resale to the Company. The Company has received $50,000 in payments during the period ending December 31, 2001.

ITEM 6  Exhibits and Reports on Form 8-K

No exhibits and no reports on Form 8-K were filed during the period covered by this Form 10Q.

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