Form 10QSB
period 2002-03-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2002-05-14
CIK 278165

                                        SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____ _______

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Nine Months Ended March 31, 2002

Commission File Number 0-9047

                                                                            ____________

GLOBAL GAMING TECHNOLOGY, INC.
(Exact Name of Registrant as specified in its charter)

____ _______

Delaware___________             _ 02-0314487______________
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

__X__YES ____ NO

As of March 31, 2002 there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates

(without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

Global Gaming Technology, Inc.
Form 10-Q
Quarter Ended March 31, 2002
TABLE OF CONTENTS

                                                              Page

PART I  Financial Information:

Item I Financial Statements:

Balance Sheet                                                                                                    4

Statement of Operations and Deficit                                                                   5

Statement of Cash Flows                                                                                  6

Summary of Significant Accounting Policies and Notes to
                            Financial Statements                                                            7-9

Item II Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.                                                         10-12

PART II  Other Information:                                                                           12-13

Item 1  Legal Proceedings.

Item 2  Changes in Securities.

Item 3  Defaults upon Senior Securities.

Item 4  Submission of Matters to Vote of Security Holders.

Item 5 Certain Relationships and Related Transactions.

Item 6 - Exhibits and Reports on Form 8-K.

PART I

Global Gaming Technology, Inc.
Financial Statements
March 31, 2002

		Global Gaming Technology, Inc.
		Balance Sheet
		March 31, 2002 and June 30, 2001

			3/31/2002	6/30/2001
			(Unaudited)
ASSETS
Current Assets:
	Cash		$2,389	$8,593
	Note Receivable, related party (Note 3)		15,895	85,895
		Total Current Assets	18,284	94,488

Other Assets:
	Deposits		200	200
		Total Other Assets	200	200
TOTAL ASSETS			$18,484	$94,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Accounts Payable/Accruals		$11,175	$23,801
Accounts Payable, related parties (Note 3)			5,000	13,000
	Accrued Interest Payable (Note 3)		1,306,565	1,254,445
	Deferred Revenue (Note 5)		0	107,050
	Notes Payable (Note 3 and 4)		841,492	841,492
		Total Current Liabilities	2,164,232	2,239,788

Stockholders' Deficit:
	Preferred Stock, $.01 par value, 1,000,000
		Shares authorized, none issued.	0	0
	Common Stock, $.01 par value, 27,000,000
		Shares authorized, 26,328,028 issued
		and outstanding	263,280	263,280
	Additional Paid-in-Capital		3,395,568	3,395,568
	Accumulated Deficit		(5,804,596)	(5,803,948)
		Total Stockholders' Deficit	(2,145,748)	(2,145,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$18,484	$94,688

		Global Gaming Technology, Inc.
		Statement of Operations and Deficit
		For the Three Months Ended March 31, 2002 and 2001
		And the Nine Months Ended March 31, 2002 and 2001
		(Unaudited)

			Three Months Ended		Nine Months Ended
			March 31		March 31
			2002	2001	2002	2001
Revenue & Income:
	Sales(Note 5)		$107,492	$247,900	$107,492	$247,900

Cost of Sales:
	Cost of Sales		0	146,500	0	146,500
	Transportation & Warehouse		2,350	3,009	2,792	3,009
	Total Cost of Sales		2,350	149,509	2,792	149,509
		Gross Profit	105,142	98,391	104,700	98,391
Other Income (Note 6)			21,500	0	21,500	646

		Total Revenue & Income	126,642	98,391	126,200	99,037

Operating Expenses:
	Commissions		0	0	0	6,500
	Licenses & Taxes		226	525	331	2,925
	Professional Services		0	475	9,132	5,134
	Rent		380	630	1,533	1,751
	Taxes		0	0	1,600	0
	Travel		0	3,245	4,540	9,797
	Interest		17,120	17,120	52,119	52,119
	Transfer & Escrow Fees		900	2,000	3,200	4,500
Insurance			0	2,500	(1,850)	2,500
	Salaries		16,875	18,500	50,925	26,625
	Payroll Tax Expense		1,704	1,782	4,478	2,673
	Miscellaneous		332	1,690	840	2,347
		Total Operating Expenses	37,537	48,467	126,848.00	116,871

Net Income (Loss) for the Period			89,105	49,924	(648)	(17,834)

Deficit Beginning of Period			(5,893,701)	(5,762,359)	(5,803,948)	(5,694,601)

Deficit End of Period			$(5,804,596)	$(5,712,435)	$(5,804,596)	$(5,712,435)

Income (Loss) per Common Share			$(0.002)	$(0.002)	$(0.000)	$(0.001)
	Weighted Average Number of
	Common Shares Outstanding		26,328,028	26,328,028	26,328,028	26,328,028

Global Gaming Technology, Inc.
Statement of Cash Flows
		For the Nine Months Ended March 31, 2002 and 2001
(Unaudited)

			Nine Months Ended
			March 31
			2002	2001
Cash Flow From Operating Activities:
	Net Income (Loss)		$(648)	$(17,834)
	Changes in:
		Accounts Receivable	0	(10,200)
		Notes Receivable	70,000	0
		Inventories		(301,390)
		Deposits	0	100
		Deferred Revenue	(107,050)	122,450
		Accounts Payable	(20,625)	186,256
		Accrued Interest Payable	52,119	52,119
	Net Operating Cash		(6,204)	31,501

Cash Flows from Investing Activities:
	Capital Expenditures		0	0

Cash Flows from Financing Activities:
	Principal Payments on Debt		0	0

Net Increase (Decrease) in Cash			(6,204)	31,501

Cash at Beginning of Period			8,593	15,867

Cash at End of Period			$2,389	$47,368

Supplemental Disclosures
	Cash Paid For Interest Expense		$0	$0

Global Gaming Technology, Inc.
Notes to Financial Statements
March 31, 2002

NOTE 1 Summary of Significant Accounting Policies:

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X, the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures  required by generally accepted accounting principles. For additional disclosures, refer to the Annual Report on Form 10-K of the Company for the year ended June 30, 2001 ("Fiscal 2001").

In the opinion of the Company, the accompanying unaudited financial statements contain al  adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for interim periods.

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

Revenue recognition:

The Company recognizes revenue upon payment and delivery of the machines.

NOTE 2  Organization's Ability to Continue as a Going Concern:

The Company was dormant for the past several years and lacks the resources to be competitive in the gaming industry at the present time. As of March 31, 2002, the Company has negative working capital of $2,145,948 and Stockholders' Deficit of $2,145,748 ..

Global Gaming Technology, Inc.
Notes to Financial Statements
March 31, 2002

NOTE 3  Related Party Transactions:

Note Receivable, related party at March 31, 2002, of $15,895 is due from a company under common control, as non-interest bearing, and was scheduled to mature in March, 2002.

Notes payable at March 31, 2002 and June 30, 2001 consist of $841,492 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at March 31, 2002 and June 30, 2001, was $1,306,565 and $1,254,445 and the Company incurred interest expense of $17,120 and $17,310 in the three months ended March 31, 2002, and June 30, 2001, respectively. See "Note 4- Notes Payable" for details. ..

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
March 31, 2002

NOTE 5  Deferred Revenue:

On October 6, 2000, the Company entered into a contract for sale of goods with the

Sho-Ka-Wah Casino, located in Hopland, California. The contract called for the purchase of 230 used, reconditioned gaming machines for a total price of $720,300. The Company received a down payment of $360,150 and delivered 120 machines. Deferred Revenue was recorded pro-rata based on the number of machines delivered. Because the buyer was financially unable to fulfill its original contractual obligation, both parties agreed to a modification of the original agreement. This ultimately resulted in recognition by the company of the funds received as full payment for the machines delivered.

NOTE 6  Other Income:

An accrual had been made for commissions due a third party for the sale of goods with the

Sho-Ka-Wah Casino. Because the original sales agreement with Sho-Ka-Wah was modified, there was a corresponding modification in commissions; $13,500 previously recorded as commission expense was reclassified as Other Income.

An $8,000 loan from Westronics, a company owned by a related party, was forgiven and the payable reclassified as Other Income.

Global Gaming Technology, Inc.

ITEM II  Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2002, the Company had negative working capital of $2,145,948. The Company has no commitments for capital expenditures. As of March 31, 2002, the Company had astockholders' deficit of $2,145,748.  Expenses for the three months totaled $37,537, of which $17,120 is accrued interest expense.

Income for the period ending March 31, 2002, includes a reduction in commission expense and forgiveness of debt for a combined total of $21,500. Based upon the business opportunities believed to exist in the tribal casino market in California, the Company registered and received Determination of Suitability to do Business in the State of California in the past fiscal year. The Company was granted tribal vendor gaming license approval by the Colusa Tribal Counsel and  Gaming Commission, Colusa,

California, and a temporary vendor license by the Hopland Tribal Council and Gaming Commission. The Company entered into a contract with the Sho-Ka-Wah Casino on October 6, 2000, which provided for the sale of 230 used gaming deices of various makes and manufacture in consideration for $720,300. The Company received $360,150 and delivered 120 machines in March, 2001. The Sho-Ka-Wah Casino had not paid the balance owed under the contract and the Company could not deliver the remaining equipment contracted for without payment.  herefore, to mitigate its damages, the Company sold 80 of the remaining gaming devices covered by the contract to Gamemasters, a private Nevada sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.4 percent of the Company's outstanding common stock and the father of Glenn E. Wichinsky, the Company's President, and Claudia D. Wichinsky, a director of the Company, for its cost of $270,000 offset by $184,105 in indebtedness arising from purchases on account from Gamemasters for the 120 used gaming machines that were delivered plus additional parts and associated equipment previously shipped to the Sho-Ka-Wah Casino . The Company has received $70,000 during the period ended March 31, 2002, from Gamemasters toward the net note receivable of $85,895 .

See Certain Relationships and Related Transactions.

The Company's common practice is to ship product to tribal nations when full payment has been received since transactions within tribal jurisdictions are subject to sovereign immunity issues and the application of Uniform Commercial Code protections for secured transactions in the usual course of business would not be generally available or enforceable.

When the contract was entered into between the parties and formalized by written and executed agreement, the Company had intended to transact this sale of used equipment for a Fifty Percent (50%) deposit, with net payment due 30 days upon receipt of shipment.

Following execution of the agreement and receipt of the 50% deposit, the Buyer became insecure in their project funding and the Company was notified that the Buyer had insufficient funds to conclude the full transaction. As their casino required immediate equipment for cash flow purposes, and as the Company had received sufficient consideration in order to release and deliver a partial shipment of 120 gaming devices to the Buyer, both parties orally agreed to accept a modification of the original agreement. A partial shipment was delivered and accepted by the Buyer while it proceeded to seek additional funding to be able to satisfy all financial obligations under the original written agreement. The company decided not to treat the Buyer's insecure funding position as a breach of contract and attempted to work with the Buyer to assist its immediate operational needs.

As funding remained insecure for a period of subsequent months, both parties orally agreed to open escrow through a third party escrow company upon receipt of funding, in order that payment would be secured to the Company upon delivery of final product which we had continued to maintain in a rented bonded warehouse in Sacramento, California. When the Buyer eventually received its project funding, escrow terms were not negotiated nor agreed upon in good faith by the Buyer in order to protect the contractual position of the Company and the investment that was made in this second and final proposed shipment of the equipment. Therefore, the inconsistency evidenced between the original formal agreement between the parties and the subsequent change of policy and conduct by both parties in this matter were a result of unforeseen changes in the conditions of contract, the interim lack of ability of the Buyer to pay for ordered goods, and the final unwillingness of the Buyer to provide the Company with a secured creditor position in effecting a proposed final shipment of product.

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

During the past two fiscal years, the company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company did not extend its market or the marketing of its products during the past fiscal year beyond those activities discussed above with the Sho-Ka-Wah Casino. However, the Company anticipates that it will continue marketing quality, used and refurbished gaming equipment for sale or lease in legal domestic gaming jurisdictions or for export to foreign markets. Further, the company is negotiating certain license agreements for gaming product distribution in the California Native Indian market.

The gaming machine industry is highly competitive. Bally Gaming ("Bally") and International Gaming Technology ("IGT") are principal domestic competitors. Additionally, Asian and Australian manufacturing and marketing companies have entered the domestic market and have become a significant competitive factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in markets for the sale of new products and seeks to redirect its emphasis into the marketing of quality used gaming equipment. Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company, which the Company will have available for acquisitions of assets of other businesses. The referenced corporate debt is owed by the Company to its two principal and controlling shareholders. It is the current desire of this majority interest for the Company to continue its efforts to effect corporate growth and stability, to be able to address corporate debt in its accrued debt or negotiated basis, and for the company to eventually achieve a positive impact in its industry.

In February, 2002, the Company accepted a consignment of gaming equipment which will be marketed for resale. The profits that may be derived will be directed toward current operational expenses. Concurrently, we are formulating a detailed business plan based upon current and proposed product licensing opportunities that have been made available to the Company for future corporate marketing and development purposes. We are seeking possible bridge financing while seeking long term investor interest in the Company. The Company has not yet formulated any specific financing arrangements.

See Subsequent Events.

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

No matter was submitted to the vote of security holders during the period ended March 31, 2002.

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

Regarding the remaining 80 machines purchased from a third party, the Company's base cost for these machines was $270,000. The Company determined that these 80 gaming devices were not readily marketable in other gaming jurisdictions without an investment of substantial capital. In addition, these devices require upgrading which would have entailed additional cost to the Company. To mitigate its damages, the Company accepted an offer of purchase from Gamemasters to acquire these 80 games in "as-is condition" without the requirement on the Company for further program upgrading at a cost of $270,000, the price paid by the Company to the third party. This amount was offset by money owed to Gamemasters related to the purchase of the original 120 used gaming machines which were delivered and for orders of additional parts and associated equipment previously shipped to the

Sho-Ka-Wah Casino. The balance due to the Company was $85,895. Under the terms of an agreement between the company and Gamemasters, dated June 11, 2001, Gamemasters agreed to pay the Company $10,000 per month without interest until its debt was paid. The payments began in July 2001, and will continue until paid. The Company determined not to assess interest on the $85,895 balance because Gamemasters had relieved the Company of its obligation for the 30 machines

Gamemasters had purchased for resale to the Company. The Company has received $70,000 in payments through the period ended March 31, 2002.

ITEM 6  Exhibits and Reports on Form 8-K

No exhibits and no reports on Form 8-K were filed during the period covered by this Form 10Q.

ITEM 7  Subsequent Events

The Company received a consignment of inventory of assembled and partially assembled gaming devices from Globetek, Inc.under an agreement dated February 2, 2002. In exchange, the owner of Globetek, Inc. shall receive an undetermined amount from the sale of inventory and goods obtained from this consignment.

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