Form 10KSB
period 2002-06-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2002-09-30
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-KSB

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002 Commission File Number 0-9047
____________

                               GLOBAL GAMING TECHNOLOGY, INC.
                                         (Exact Name of Registrant as specified in its charter)
                                                                          ____________

                                Delaware                                                    02-0314487
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

                                                  X__YES ____ NO

As of June 30, 2002 there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates

(without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

Global Gaming Technology, Inc.
Form 10-KSB
For the fiscal year ended June 30, 2002

TABLE OF CONTENTS

                                                                                                       Page

PART I

Item 1 Description of Business                                                           1-2

Item 2 Description of Property                                                              2

Item 3 Legal Proceedings                                                                      2

Item 4 Submission of Matters for Vote of Security Holders                   2

PART II

Item 5 Market for Common Equity and Related Stockholder Matters   2-3

Item 6 Management's Discussion and Analysis of Financial Condition     4

and Results of Operations                                                                   3-4

Item 7 Financial Statements                                                                    4

Item 8 Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure                                                      5

PART III

Item 9 Directors and Executive Officers; Compliance with Section
16(a) of the Securities Exchange Act of 1934                                        5-6

Item 10 Executive Compensation                                                         6-7

Item 11 Security Ownership of Certain Beneficial Owners and
Management                                                                                        7-8

Item 12 Certain Relationships and Related Transactions                           9

Item 13 Exhibits and Reports on Form 8-K                                             9

INDEPENDENT AUDITORS  REPORT

Board of Directors and Stockholders
Global Gaming Technology, Inc.

We have audited the accompanying balance sheets of Global Gaming Technology, Inc. as of June 30, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gaming Technology, Inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, and no significant operations or sources of revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/BRADSHAW, SMITH & CO., LLP

August 21, 2002
Las Vegas, NV

GLOBAL GAMING TECHNOLOGY, INC.
BALANCE SHEETS
JUNE 30, 2002 AND 2001

ASSETS

                                              June 30, 2002 June 30, 2001

Current assets:

Cash                                                                             $ 4,400               $ 8,600

Note receivable, related party (Note 3                           85,900

Total current assets                                                     4,400                 94,500

Other assets                                                                    400                     200

                                                                                    $ 4,800             $ 94,700

LIABILITIES AND STOCKHOLDERS DEFICIT

Current liabilities:

Accounts payable                                                         $ -                           -

                                                                                   $ 23,800

Accounts payable, related parties (Note 3)                      2,000                 13,000

Accrued interest payable (Note 3)                            1,323,900              1,254,400

Deferred revenue (Note 5)                                                -                           -

                                                                                  107,100

Notes payable (Notes 3 and 7)                                    841,500                     841,500

Total current liabilities                                           2,167,400                  2,239,800

Commitments and contingencies (Note 9)                  -

                                                                                      -                                   -

Stockholders deficit:

Preferred stock, $.01 par value, 1,000,000
shares authorized, none issued                                       -                                  -
Common stock, $.01 par value, 27,000,000
Shares authorized and 26,328,028 issued and outstanding 263,300         263,300
Additional paid-in-capital                                               3,410,900      3,395,600
Accumulated deficit                                                      (5,836,800)     (5,804,000)
                                                                                     (2,162,600)    (2,145,100)

                                                                                         $ 4,800           $ 94,700

GLOBAL GAMING TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                         June 30, 2002     June 30, 2001

Revenue

                                                                           $ 107,500                 $ 255,300

Cost of revenue (Note 3)                                      11,100                      240,100

Gross profit                                                           96,400                         15,200

Other income (expense):

Interest income                                                           -                                 -

                                                                               700

Asset impairment (Note 4)                                         -                                    -

                                                                            (4,000)

Other income (Note 8)                                         21,500                         19,400

                                                                             21,500                         16,100

Operating expenses:

Interest (Note 3)                                                   69,400                          69,400

Salaries (Note 3)                                                   61,300                           43,500

Professional services                                                 9,900                            5,600

Transfer fees                                                            5,800                              6,000

Payroll tax expense                                                  4,100                                4,200

Insurance                                                                (1,900)                              3,300

Taxes and licenses                                                     1,100                              2,900

Rent                                                                          2,100                                2,400

Supplies                                                                        100                               2,200

Other expenses                                                             800                               1,100

                                                                              150,700                            140,600

Net loss available to common stockholders

                                                                            $ (32,800)                       $ (109,300)

Net loss per common share

                                                                               $ (0.001)                       $ (0.004)

Weighted average common shares outstanding
                                                                               26,328,028                     26,328,028

GLOBAL GAMING TECHNOLOGY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                 Common stock shares
                                                                                 Amount Additional paid in capital
                                                                                 Accumulated deficit
                                                                                 Total stockholders  deficit
                                                                                  Balance, June 30, 2000

                                                                                    26,328,028            $263,300

                                                                                    $ 3,395,600        $ (5,694,700)

                                                                                   $(2,035,800)

Net loss                                                                               -                              -
                                                                                            -                              -

                                                                                            -                      (109,300)
                                                                                        (109,300)

Balance, June 30, 2001                                       26,328,028                     263,300

                                                                               3,395,600                   (5,804,000)

                                                                              (2,145,100)

Services contributed by officers                                          -                              -

                                                                                          -                              -

                                                                                 15,300

                                                                                         -                                -

                                                                                   15,300

Net loss                                                                             -                              -

                                                                                          -                              -

                                                                                          -                               -

                                                                                      (32,800)               (32,800)

Balance, June 30, 2002                                           26,328,028               $263,300

                                                                                $ 3,410,900            $ (5,836,800)

                                                                               $(2,162,600)

GLOBAL GAMING TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

June 30, 2002 June 30, 2001

Cash flows from operating activities:

Net loss                                                             $ (32,800)         $ (109,300)

Asset impairment                                                    4,000

Adjustments to reconcile net loss to net cash
used by operating activities:

(Increase) decrease in:

Note receivable, related party                             85,900                  (85,900)

Other assets                                                          (200)                        100

Increase (decrease) in:

Accounts payable and other liabilities                   (23,800)                 2,400

Accounts payable, related parties                         (11,000)                 5,000

Accrued interest payable                                          59,500                69,400

Deferred revenue                                                 (107,100)             107,100

Services contributed by officers                                15,300

                                                                                     -                       -

Net cash used in operating activities                   (4,200)            (7,200)

Net decrease in cash                                             (4,200)           (7,200)

Cash at beginning of period                                    2600             15,800

Cash at end of period                                           $ 4,400            $ 8,600

Schedule of noncash activities:

Modification of accrued payables                           $ 21,500         $ 19,400

Write-down of inventory                                        $  -                       -

                                                                            $ 4,000

Services contributed by officers

                                                                            $ 15,300

                                                                             $  -                       -

GLOBAL GAMING TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

1. Summary of significant accounting policies:

Organization and nature of business:

Global Gaming Technology, Inc. (the Company) was incorporated in the State of Delaware in 1973. The Company has been engaged in the research, development, manufacture, and marketing of electronic gaming devices and coinless games of chance.

Use of estimates in preparation of financial statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share:

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Revenue recognition:

The Company recognizes revenue after the machines are delivered, installed, tested, and accepted by the buyer.

2. Organizations ability to continue as a going concern:

The Company lacks the resources to be competitive in the gaming industry at the present time. As of June 30, 2002, the Company has negative working capital of $2,113,000 and stockholders deficit of $2,112,600. Management plans to continue to seek joint venture opportunities in which the company would provide the expertise and licensing and the joint venture partner would provide the capital.

GLOBAL GAMING TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

3. Related party transactions:

Note receivable, related party at June 30, 2001, consisted of a note due from a company under common control, was non-interest bearing and was paid in full in 2002.

Notes payable at June 30, 2002 and 2001 consist of $841,500 due to stockholders, bearing interest at 8% and 10%, and are due on demand. Accrued interest at June 30, 2002 and 2001 was $1,323,900 and $1,254,400, respectively, and the company incurred interest expense of $69,400 during each of the years then ended.

Accounts payable, related parties consists of amounts due to stockholders and a company under common control, are non-interest bearing, and due on demand.

The Company purchased machines and parts from a company under common control totaling $184,100 during the year ended June 30, 2001.

The Company sold machines to a company under common control totaling $85,000 during the year ended June 30, 2001.

During the year ended June 30, 2002, two officers contributed their services, valued at $15,300 to the Company. Constance Koplow, Director, contributed services valued at $8,400, and Glen E. Wichinsky, President, contributed services valued at $6,900. The values were determined based upon a reasonable estimate of the value of services provided.

3. Inventories

The Company has inventory consisting of ten (10) slot machines from a settlement arising out of litigation with Universal Distributing of Nevada, Inc. Pursuant to SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of@, the Company evaluated the recoverability of the long-lived assets. Due to rapid changes in gaming technology, the machines did not hold their value and during the year ended June 30, 1999 were written down to the estimated fair value. The estimated fair value was based on an offer to purchase the machines. During the year ended June 30, 2001, this inventory was determined to be worthless and was written off accordingly.

In May 2002, the Company received gaming devices and parts with a value of $50,000 on consignment. The company will receive an undetermined percentage of the proceeds from any sale or disposal. As part of the agreement, the Company gave 200,000 shares of common stock held in trust to the owner of the equipment.

GLOBAL GAMING TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

5. Deferred revenue:

On October 6, 2000, the Company entered into a contract for sale of goods with a tribal gaming operation in California for the purchase of 230 reconditioned machines for $720,300. The Company received a down payment of $360,100 and delivered 120 machines. Deferred revenue was based on the portion of payment received for which machines had not been installed, tested and accepted under the contract. During the year ended June 30, 2002, the buyer did not uphold their obligations under the contract and the remaining contract was terminated. The Company recognized the revenue previously deferred as a buy-out of the contract during the year ended June 30, 2002.

6. Income taxes:

The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:

                                         2002        2001

Computed tax benefit at federal statutory rate                   $ 11,200       $ 37,200

Expired net operating loss carryforwards                           (73,800)       (77,100)

Non-deductible expenses                                                    (5,100)

                                                                                             -                    -

Change in deferred income tax valuation allowance             67,700         39,900

                                                                                       $ -                      -

                                                                                       $  -                     -

The provision for federal and state income taxes consisted of the following:

Year ended June 30, 2002    2001

Current                                                                  $  -                        -

                                                                              $ -                            -

Deferred                                                                   -                             -

                                                                                -                                -

                                                                              $ -                              -

                                                                              $ -                             -

The deferred tax asset consisted of the following:

Net operating loss carryforwards                           $ 806,600               $ 837,900

Deferred revenue                                                    -

                                                                               56,400

Valuation allowance                                             (806,600)                      (874,300)

Net deferred tax asset                                           $ -                              -

                                                                            $ -                               -

The Company has a net operating loss (ANOL@) carryforward for federal income tax reporting purposes at June 30, 2002 of approximately $2,372,500. A portion of the NOL expires after each year.

GLOBAL GAMING TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

7. Notes payable:

Notes payable at June 30, 2002 and 2001 consisted of the following:

                                  June 30, 2002       June 30, 2001

Note payable to Michael Wichinsky,
a stockholder, bearing interest at 8%,
due on demand.                                                      $ 511,600                    $ 511,600

Note payable to Michael Wichinsky,
a stockholder, bearing interest at 10%,
due on demand.                                                         105,500                         105,500

Note payable to the estate of William T.
ODonnell, Sr., a stockholder, bearing
interest at 8%, due on demand.                                    24,400                              224,400

                                                                              $ 841,500                           $ 841,500

The Company incurred interest expense totaling $69,400 on these notes during each of the years ended June 30, 2002 and 2001.

8. Other income:

An accrual had been made for commissions due a third party for the sale of goods with the Sha-Ka-Wah Casino. Because the original sales agreement with Sha-Ka-Wah was modified, there was a corresponding modification in commissions. Commissions payable were reduced by $13,500 and reported as other income.

An $8,000 loan from Westronics, a company owned by a related party, was forgiven and recorded as other income.

9. Commitments and contingencies:

During the year ended June 30, 2000, the Company entered into a verbal agreement with an individual for sales and marketing. The individuals compensation is on a commission basis and she has been granted an option to purchase up to 100,000 shares each year for $.025 per share, for five years, commencing July 1, 2000. During the year ended June 30, 2002, no options were exercised.

Concentration:

All of the Companys sales during the years ended June 30, 2002 and 2001 were with one customer.

PART I

Item 1. Description of Business.

2 Business Development.

The Company was incorporated in the State of Delaware in 1973. The Company had been dormant for several years until October 6, 2000, when the Company entered into a contract for the sale of used equipment to a California tribal casino.

2 The Company's Business.

The Company sought to enter the business opportunities that were perceived to exist in the tribal casino market in California, but upon conclusion of the above referenced transaction, no other sales have been made in the California market.

During the past two fiscal years, the Company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company did not extend its market or the marketing of its products during the past fiscal year.

The Company anticipates that it will continue marketing of quality used and refurbished gaming equipment for sale or lease in legal domestic jurisdictions for export to foreign markets.

2 Competition.

The gaming machine industry is highly competitive. Bally Gaming ("Bally") and International Gaming Technology ("IGT") are principal domestic competitors. Additionally, Asian and Australian manufacturing and marketing companies have entered the domestic market and have become a significant factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in market for the sale of new products and seeks to redirect its emphasis into the marketing of quality used gaming equipment.

2 Government Regulation.

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

The investigative cost of seeking gaming license is borne by the person or company applying for the license. A state gaming commission of one state may deny the granting of a gaming license to persons who are legally engaged in gaming activities in other states. Because of the substantial investigative costs of obtaining state gaming licenses in Nevada, New Jersey, and in secondary markets, the Company has deferred any decision to currently seek state gaming licenses in these markets. Indian Tribal Commissions or Agencies operate in the same manner as state regulating authorities. Each Indian tribe that operates a casino has its own gaming regulatory authority that governs the application procedure for its tribe. These application procedures and investigation costs may be a limiting factor to the Company in being competitive with other companies.

Item 2. Description of property.

Not applicable.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the vote of security holders during the fiscal year ended June 30, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The common stock of the Company is traded in the over-the-counter market in the "Pink Sheets". The Company had 2,673 shareholders of record on September 24, 2002.

The following table indicated the range of high and low Bid and Ask prices in the "pink Sheets" of the Company's common stock for the quarterly periods ending September 30, 2000 through June 30, 2002.

High Low

Bid Ask Bid Ask

Quarter Ending September 30, 2000 1/8 3/8 1/8 3/8

Quarter Ending December 31, 2000 1/8 3/8 1/8 3/8

Quarter Ending March 31, 2001 1/8 3/8 1/8 3/8

Quarter Ending June 30, 2001 1/8 3/8 1/8 1/8

Quarter Ending September 30, 2001 1/8 3/8 1/8 3/8

Quarter Ending December 31, 2001 1/8 3/8 1/8 3/8

Quarter Ending March 31, 2002 1/8 3/8 1/8 3/8

Quarter Ending June 30, 2002 1/8 3/8 1/8 3/8

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2002, the Company had a negative working capital of $2,163,000. The Company has no commitments for capital expenditures and salaried corporate officers and administrative support personnel have continued in their corporate capacities without seeking or receiving compensation.

As of June 30, 2002, the Company has a stockholder deficit of $2,162,600. This deficit represents an outstanding principal debt of $841,500 with accrued interest thereon of $1,323,900. The Company is currently engaged in discussions with the principal creditors of the Company who also represent the majority stockholders of the Company to consider receiving additional equity in the Company in exchange for a satisfaction of all principal and accrued interest owed to them. The Company is also engaged in serious discussions with third-party entities for the establishment of joint venture relationships for gaming product development, licensing and production. The Company has also made recent inquiries to gaming counsel into the requirements for submitting licensing application for appropriate review and consideration by the gaming authorities of the State of Nevada. Corporate gaming licensure would enable the Company to pursue significant corporate gaming opportunities in that gaming jurisdiction.

The Company received $75,895 during fiscal year ending June 30, 2002 from Gamemasters, a private Nevada sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.4 percent of the Company's outstanding stock and the father of Glenn E. Wichinsky, the Company's President, and Claudia D. Wichinsky, a director of the Company. This sum represents the balance of payments made due to the Company resulting from the sale of eighty (80) used gaming devices to Gamemasters during fiscal year ending June 30, 2001. (See Certain Relationships and Related Transaction.)

Global Gaming Technology, Inc., has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, incorporated in the state of Delaware in 1973, maintains principal offices at 1200 North Federal Highway, Suite, 200, Boca Raton, Florida 33432.

During the past two fiscal years, the Company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company has been offered exclusive options on licensed gaming product and technology based upon the ability of the company to appropriate funding.

Efforts are continuing for realization of suitable bridge financing and additional funding to enable the Company to exercise those options to acquire or license gaming technology which the Company deems promising for successful marketing and distribution.

The Company has three employees and one commissioned independent sales representative. Two of the referenced employees continue providing their services without compensation.

The gaming machine industry is highly competitive. Bally Gaming and International Gaming Technology are principal domestic competitors. Asian and Australian manufacturing and marketing companies have also entered the domestic market and have become a significant competitive factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in markets for the sale of new products and has redirected its emphasis into the marketing of quality used gaming equipment while reviewing opportunities to develop and introduce new technology into the gaming industry.

Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company which the Company will have available for acquisition of assets of other businesses. With the exception of the program to make acquisitions through the use of the shares, the Company has not currently formulated an specific financing arrangements.

The lack of financial resources has prohibited the Company from expanding operations. The primary gaming markets cannot be serviced unless the Company obtains gaming licenses in the states. The Company has included licensing and investigative costs for targeted jurisdictions into its proposed financing budget.

Item 7 - Financial Statements.

The following Financial Statements are filed as part of this annual report.

Financial Statements Page

(1) Report of Bradshaw Smith & Co. LLP F1

(2) Balance Sheets F2

(3) Statements of Operations F3

(4) Statements of Changes in Stockholders' Deficit F4

(5) Statements of Cash Flows F5

(6) Notes to Financial Statements F6-9

Item 8 - Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9 - Directors and Executive Officers; Compliance with Section 16(a) of the Securities Exchange Act of 1934.

2 Directors and Executive Officers. Information about the directors and executive officers of the Company is set forth below.

Director's
Name                                   Age                       Positions             Director Since                    Term Expires

Glenn E. Wichinsky         49                          President, Secretary, Treasurer                            -

Claudia D. Wichinsky     55                         Director                          2000                                   2003

Constance L. Koplow       62                        Director                         1995                                   2003

All directors hold office for one year. They continue to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are elected or appointed by the Board of Directors and hold office until their successors have been elected or appointed and qualified.

Glenn E. Wichinsky has been President, Secretary and Treasurer of the Company since October 2000. He has been a practicing attorney for twenty years and is licensed in Nevada and Florida. His law practice emphasizes corporate and transactional business, gaming and administrative law. For a period of over five years he has been an officer and director of GWL Enterprises, Inc. He is the sole owner of GWL Enterprises and owns a 50% equity interest in Westronics, Inc., both private Nevada Corporations. He has been a General Partner in Mardi Gras Casinos, Las Vegas, Nevada since 1985. Mr. Wichinsky has substantial experience in casino slot operations, gaming route operations and gaming equipment sales and distribution. He is the brother of Claudia Wichinsky and the son of Michael Wichinsky, the beneficial of over 19% of the Company's common stock.

Claudia D. Wichinsky has been President of Westronics, Inc., since 1997. Westronics is a private Nevada corporation that manufactures, distributes and operates gaming equipment. She has been with Westronics since 1970 and previously as a vice president of the company. As a second-generation participant in the family business, Gamemasters (formerly known as Games of Nevada), Ms. Wichinsky has been Operations Manager for manufacturing, distribution and route operation since 1990. She has been with Gamemasters since 1973. Ms. Wichinsky operated non-gaming amusement routes or arcades in New York and Nevada and was a distributor of coin operated amusement games in Nevada from 1978 to 1983. She is the sister of Glenn E. Wichinsky and the daughter of Michael Wichinsky.

Constance L. Koplow has been employed by Gamemasters since 1983. She has been Sales and Marketing Director since 1999 and was previously a sales representative from 1990 to 1999. She owned and operated businesses in retail ready-to-wear, education and the food service industry from 1974 to 2000. She was an administrator at Community College of Southern Nevada from 1972 to 1982. Ms. Koplow has collectively more than 24 years in the gaming industry including the years working in casinos while attending the University of Nevada at Las Vegas.

2 Compliance with Section 16(a) of the Exchange Act.

During the Company's fiscal year ended June 30, 2002, Glenn Wichinsky was an officer, Claudia Wichinsky and Constance L. Koplow were directors and Michael Wichinsky and the Estate of W. T. O'Donnell, Sr., were ten percent or greater owners of the Company's common tock. None of these persons filed reports on Forms 3, 4, or 5 in the fiscal year. All the persons, however, were required to file a Form 3.

Item 10 - Executive Compensation.

2 Summary Compensation Table.

The compensation of the Company's Chief Executive Officer is shown on the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE
Annual Compensation

                                                                                   (a)                     (b)                             (c)
Name and
Principal Position Year Compensation

Glenn E. Wichinsky, Pres., Sec., Treas.         6/30/2002 $35,000       6/30/2001 $17,500     6/30/2000 -0-
 (b) Options/SAR Grants Table.
  Not applicable.

2 Aggregated Option/SAR Exercises
and Fiscal Year-End Option/SAR Value Table.

Not applicable.

(d) Long-Term Incentive Plan Awards Table.

Not applicable.

2 Compensation of Directors.

Not applicable

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

The following table sets forth the name and address of each beneficial owner of more than 5% of the Company's voting stock known to the Company, the number of shares known to be beneficially owned as of September 24, 2002 and the percent of the total shares outstanding so owned. Each person named in the table has sole investment and voting power regarding the shares set forth opposite his or her name, except as otherwise noted. All beneficial ownership is direct or of shares held for the stockholder in street name except otherwise indicated.

Name and Address of Title of Amount and Nature of Percent of
Beneficial Owner Class Beneficial Ownership Class Outstanding

Michael Wichinsky
2575 S. Highland Drive
Las Vegas, NV 89109 Common               4,920,493             (1)           19.45%             (1)

Estate of
W. T. O'Donnell, Sr.
144 Green Bay Road
Winnetka, IL 60093 Common                   4,470,275             (2)            17.0%               (2)

Glenn E. Wichinsky
2390 NW 38th Street
Boca Raton, FL 33431 Common               2,964,647              (3)            11.3%             (3)

Nessa Alice Mary Charlton
5 Crowe Street
Dundalk Company
Louth, Republic of Ireland Common   1,459,214                    (4)           5.54%            (4)

Claudia Wichinsky
2900 Gilmary
Las Vegas, Nevada 89107 Common       2,155,584                                  8.2%

2 Includes 2,929,411 held in trust by Mr. Wichinsky as trustee. He has the power to vote the shares held in trust.

2 Includes 2,770,275 shares held in trust by Michael Wichinsky as trustee.

2 Includes 885,107 shares held in trust by Michael Wichinsky as trustee.

2 Includes 625,811 shares held in trust by Michael Wichinsky as trustee.

2 Securities Ownership Management.

The following table shows the beneficial ownership of the Company's voting stock as of September 24, 2002, by each director and Executive officer and by all directors and executive officers as a group.

Name of Title of Amount and Nature of Percent of
Beneficial Owner Class Beneficial Ownership Class Outstanding

Glenn E. Wichinsky President,                      2,964,647     (2)        11.3%      (2)
Secretary, Treasurer

Claudia D. Wichinsky Director                       2,155,584                 8.2%

Constance L. Koplow Director                          377,043                    1.43%

Directors and Executive                                    5,497,274                  20.9% (3)

Officers as a Group
(3) persons

 All shares are beneficially owned, and sole voting and investment power is held, by the persons named except as otherwise noted. 6 Includes 885,107 shares held in trust by Michael Wichinsky as trustee. 8 Includes 885,107 shares held in trust by Michael Wichinsky as trustee.

Item 12 - Certain Relationships and Related Transactions.

Gamemasters is a private Nevada sole proprietorship owned by Michael Wichinsky, the beneficial owner of 19.4 percent of the Company's common stock and the father of Glenn E. Wichinsky, the Company's President, and Claudia D. Wichinsky, a director of the Company. Under the terms of an agreement between the Company and Gamemasters dated June 11, 2001, the Company had been receiving monthly payments toward the satisfaction of $85,895. for the sale of eighty (80) used gaming devices to Gamemasters. The company received $75,895. in payments from Gamemasters during the fiscal year ending June 30, 2002, and has satisfied this indebtedness to the Company.

Item 13 - Exhibits and Reports on Form 8-K.

No exhibits and no reports on Form 8-K were filed during the period covered by this Form 10KSB.