Form 10QSB
period 2002-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2002-11-15
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Three Months Ended September 30, 2002

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

__X__YES ____ NO

As of September 30, 2002 there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates (without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

Global Gaming Technology, Inc.
Form 10-Q
Quarter Ended September 30, 2002
TABLE OF CONTENTS

                                                                       Page

PART I Financial Information:

Item I Financial Statements:

Balance Sheet s                                               4

Condensed Statements of Operations
and Deficit                                                        5

Statements of Cash Flows                                6

Summary of Significant Accounting Policies
 and Notes to Financial Statements                  7-9

Item II Management's Discussion and
 Analysis of Financial Condition and
Results of Operations.                                   9-10

PART II Other Information:                          11

Item 1                        Legal Proceedings.

Item 2                       Changes in Securities.

Item 3                        Defaults upon Senior Securities.

Item 4                         Submission of Matters to Vote of Security Holders.

Item 5                          Exhibits and Reports on Form 8-K.

PART I

Global Gaming Technology, Inc.
Financial Statements
September 30, 2002

		Global Gaming Technology, Inc.
		Balance Sheet
		September 30, 2001 and June 30, 2001

			9/30/2001	6/30/2001
		41	(Unaudited)
ASSETS
Current Assets:
	Cash		8,911	$8,593
	Note Receivable, related party (Note 3)		55,895	$85,895
		Total Current Assets	64,806	94,488

Other Assets:
	Deposits		200	200
		Total Other Assets	200	200
TOTAL ASSETS			$65,006	$94,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Accounts Payable/Accruals		$23,596	$23,801
Accounts Payable, related parties (Note 3)			$13,000	$13,000
	Accrued Interest Payable (Note 3)		1,271,945	1,254,445
	Deferred Revenue (Note 5)		107,492	107,050
	Notes Payable (Note 3 and 4)		841,492	841,492
		Total Current Liabilities	2,257,525	2,239,788

Stockholders' Deficit:
	Preferred Stock, $.01 par value, 1,000,000
		Shares authorized, none issued.	0	0
	Common Stock, $.01 par value, 27,000,000
		Shares authorized, 26,328,028 issued
		and outstanding	263,280	263,280
	Additional Paid-in-Capital		3,395,568	3,395,568
	Accumulated Deficit		(5,851,367)	(5,803,948)
		Total Stockholders' Deficit	(2,192,519)	(2,145,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$65,006	$94,688

Global Gaming Technology, Inc.
Statement of Operations and Deficit
		For the Three Months Ended September 30, 2001 and 2000		F
		(Unaudited)

			Three Months Ended
			September 30
			2001	2000
Revenue & Income:
	Sales		$0	$0
	Interest Income		0	0
		Total Revenue	0	0

Cost of Sales:
	Cost of Sales			0
	Transportation & Warehouse		442	0
	Total Cost of Sales		442	0

		Gross Profit	(442)	0

Operating Expenses:
	Professional Services		5,500	2,069
	Rent		392	0
	Travel		2,243	0
	Interest		17,500	17,500
	Transfer & Escrow Fees		800	1,500
Taxes			1,600	0
	Salaries		17,175	3,250
	Payroll Tax Expense		1,382	346
	Miscellaneous		385	1,946
		Total Costs & Expenses	$46,977	26,611

Net Income (Loss) for the Period			(47,419)	(26,611)

Deficit Beginning of Period			(5,803,948)	(5,694,601)

Deficit End of Period			$(5,851,367)	$(5,721,212)

Income (Loss) per Common Share			$(0.002)	$(0.001)
	Weighted Average Number of
	Common Shares Outstanding		26,328,028	26,328,028

Global Gaming Technology, Inc.
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
Notes to Condensed Financial Statements
(Unaudited)

September 30, 2002

NOTE 1   Summary of Significant Accounting Policies:

As permitted by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X,  the accompanying financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. For additional disclosures, refer to the Annual Report on Form 10-K of the Company for the year ended June 30, 2002 ("Fiscal 2002").

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for interim periods.

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

Revenue recognition:

The Company recognizes revenue after the machines are delivered, installed, tested and accepted by the buyer.

NOTE 2 Organization's Ability to Continue as a Going Concern:

The Company lacks the resources to be competitive in the gaming industry at the present time. As of September 30, 2002, the Company has negative working capital of $2,192,491 and Stockholders' Deficit of $2,192,291 .. Management plans to continue to seek joint venture opportunities in which the Company would provide the expertise and licensing and the joint venture partner would provide the capital.

Global Gaming Technology, Inc.
Notes to Condensed Financial Statements
September 30, 2002
(Unaudited)
continued

NOTE 3    Related Party Transactions:

Notes payable at September 30, 2002 and June 30, 2002 consist of $841,492 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at September 30, 2002 and June 30, 2002, was $1,341,374 and $1,323,874, respectively, and the company incurred interest expense of $17,500 during each of three months ended September 30, 2002, and 2001. See "Note 4  Notes Payable" for details. Accounts payable, related parties, consists of amounts due to stockholders and a company under common control, are non-interest bearing, and due on demand.

During the three months ended September 30, 2002, two officers contributed their services, valued at  $8,812 to the company. Constance Koplow, Director, contributed services valued at $4,875 and Glenn E. Wichinsky, President, contributed part-time services of approximately fifteen hours per week valued at $3,937. The values were determined by management upon reasonable estimate of value of services provided.

NOTE 4   Notes Payable:

Notes Payable at September 30, 2002, and June 30, 2002, consisted of the following:

                                                                              September 30, 2002                  June 30, 2002

Michael Wichinsky, a stockholder,
bearing interest at 8%, due on
demand.                                                                          $ 511,644                           $ 511,644

Michael Wichinsky, a stockholder,
bearing interest at 10%, due on
demand.                                                                           105,491                                 105,491

Estate of William T. O'Donnell, Sr.,
a stockholder, bearing interest
at 8%, due on demand.                                                    224,357                                    224,357

TOTAL                                                                       $ 841,492                                  $ 841,492

The Company incurred interest expense totaling $17,500 on these notes during each of three months ended September 30, 2002, and 20012002.

Global Gaming Technology, Inc.
Notes to Condensed Financial Statements
September 30, 2002
(Unaudited)
continued

NOTE 5      Commitments and Contingencies:

During the year ended June 30, 2000, the Company entered into a verbal agreement with an individual for sales and marketing. The individual's compensation is on a commission basis and she has been granted an option to purchase up to 100,000 shares each year for $.025 per share, for five years, commencing July 1, 2000. During the quarter ended September 30,2002, no options were exercised.

ITEM II     Management's Discussion and Analysis of

Financial Condition and Results of Operations

As of September 30, 2002, the Company had negative working capital of $2,192,491. The Company has no commitments for capital expenditures and salaried corporate officers and administrative support personnel have continued in their corporate capacities without seeking or receiving compensation.

As of September 30, 2002, the Company had a stockholders' deficit of $2,192,291. Expenses for the three months totaled $38,448, of which $17,500 is accrued interest expense.

There was no income for the three months ending September 30. 2002.

Global Gaming Technology, Inc., has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, incorporated in the state of Delaware in 1973, maintains principal offices at 1200 North Federal Highway, Ste. 200, Boca Raton, Florida 33432.

During the past two fiscal years, the Company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company has been offered exclusive options on licensed gaming product and technology, based upon the ability of the company to secure appropriate funding.

Efforts are continuing for the realization of suitable bridge financing and additional funding to enable the Company to exercise those options to acquire or license gaming technology which the Company deems promising for successful marketing and distribution.

The gaming machine industry is highly competitive. Bally Gaming and International Gaming Technology are principal domestic competitors. Asian and Australian manufacturers and marketing companies have also entered the domestic market and have become a significant competitive factor. Newer technology has made certain products obsolete. The Company has lacked the financial resources to compete in markets for the sale of new products and has redirected its emphasis into the market of quality used gaming equipment while reviewing opportunities to develop and introduce new technology into the gaming industry.

Some of the principal shareholders of the Company have informally agreed to participate in the contribution of shares to the Company which the Company will have available for acquisition of assets of other businesses. With the exception of the program to make acquisitions through the use of the shares, the Company has not currently formulated any specific financing arrangements.

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

None.

ITEM 3     Defaults Upon Senior Securities

Not Applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

No matter was submitted to the vote of security holders during the period ended September 30, 2002.

ITEM 5     Exhibits and Reports on Form 8-K.

No exhibits and no reports on Form 8-K were filed during the period covered by this Form 10Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GAMING TECHNOLOGY, INC.

By: /S/Glenn E. Wichinsky                                    Date:
Glenn E. Wichinsky
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.

By: /S/ Claudia D. Wichinsky                               Date:
Claudia D. Wichinsky, Director

By: /S/ Constance L. Koplow                              Date:
Constance L. Koplow, Director