Form 10QSB/A
period 2002-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2003-01-08
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB/A

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

Item 2                       Changes in Securities.

Item 3                        Defaults upon Senior Securities.

Item 4                         Submission of Matters to Vote of Security Holders.

Item 5                          Exhibits and Reports on Form 8-K.

PART I

Global Gaming Technology, Inc.
Financial Statements
September 30, 2002

		Global Gaming Technology, Inc.
		Balance Sheet
		September 30, 2002 and June 30, 2002

			9/30/2001	6/30/2001
		41	(Unaudited)
ASSETS
Current Assets:
	Cash		8,911	$8,593
	Note Receivable, related party (Note 3)		55,895	$85,895
		Total Current Assets	64,806	94,488

Other Assets:
	Deposits		200	200
		Total Other Assets	200	200
TOTAL ASSETS			$65,006	$94,688

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Accounts Payable/Accruals		$23,596	$23,801
Accounts Payable, related parties (Note 3)			$13,000	$13,000
	Accrued Interest Payable (Note 3)		1,271,945	1,254,445
	Deferred Revenue (Note 5)		107,492	107,050
	Notes Payable (Note 3 and 4)		841,492	841,492
		Total Current Liabilities	2,257,525	2,239,788

Stockholders' Deficit:
	Preferred Stock, $.01 par value, 1,000,000
		Shares authorized, none issued.	0	0
	Common Stock, $.01 par value, 27,000,000
		Shares authorized, 26,328,028 issued
		and outstanding	263,280	263,280
	Additional Paid-in-Capital		3,395,568	3,395,568
	Accumulated Deficit		(5,851,367)	(5,803,948)
		Total Stockholders' Deficit	(2,192,519)	(2,145,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$65,006	$94,688

Global Gaming Technology, Inc.
Statement of Operations and Deficit
		For the Three Months Ended September 30, 2002 and 2001		F
		(Unaudited)

			Three Months Ended
			September 30
			2002	2001
Revenue & Income:
	Sales		$0	$0
	Interest Income		0	0
		Total Revenue	0	0

Cost of Sales:
	Cost of Sales			0
	Transportation & Warehouse		442	0
	Total Cost of Sales		442	0

		Gross Profit	(442)	0

Operating Expenses:
	Professional Services		5,500	2,069
	Rent		392	0
	Travel		2,243	0
	Interest		17,500	17,500
	Transfer & Escrow Fees		800	1,500
Taxes			1,600	0
	Salaries		17,175	3,250
	Payroll Tax Expense		1,382	346
	Miscellaneous		385	1,946
		Total Costs & Expenses	$46,977	26,611

Net Income (Loss) for the Period			(47,419)	(26,611)

Deficit Beginning of Period			(5,803,948)	(5,694,601)

Deficit End of Period			$(5,851,367)	$(5,721,212)

Income (Loss) per Common Share			$(0.002)	$(0.001)
	Weighted Average Number of
	Common Shares Outstanding		26,328,028	26,328,028

Global Gaming Technology, Inc.
Statement of Cash Flows
		For the Three Months Ended September 30, 2002 and 2001
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