Form 10QSB/A
period 2002-09-30
GLOBAL GAMING & TECHNOLOGY INC
filed 2003-01-13
CIK 278165

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

Item 2                       Changes in Securities.

Item 3                        Defaults upon Senior Securities.

Item 4                         Submission of Matters to Vote of Security Holders.

Item 5                          Exhibits and Reports on Form 8-K.

PART I

Global Gaming Technology, Inc.
Financial Statements
September 30, 2002

PART I

Global Gaming Technology, Inc.

Financial Statements

September 30, 2002

		Global Gaming Technology, Inc.
		Condensed Balance Sheets
		September 30, 2002 and June 30, 2002
		(Unaudited)

			9/30/2002	6/30/2002

ASSETS
Current Assets:
	Cash		$2,682	$4,405
		Total Current Assets	2,682	4,405

Other Assets:
	Deposits/Prepayments		200	390
		Total Other Assets	200	390
TOTAL ASSETS			$2,882	$4,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Accounts Payable/Accruals		$10,275	$52
Accounts Payable, related parties (Note 3)			2,032	2,032
	Accrued Interest Payable (Note 3)		1,341,374	1,323,874
	Note Payable (Note 3)		841,492	841,492
		Total Current Liabilities	2,195,173	2,167,450

Stockholders' Deficit:
	Preferred Stock, $.01 par value, 1,000,000
		Shares authorized, none issued.	0	0
	Common Stock, $.01 par value, 27,000,000
		Shares authorized, 26,328,028 issued
		and outstanding	263,280	263,280
	Additional Paid-in-Capital		3,419,680	3,410,868
	Accumulated Deficit		(5,875,251)	(5,836,803)
		Total Stockholders' Deficit	(2,192,291)	(2,162,655)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$2,882	$4,795

		Global Gaming Technology, Inc.
			Condensed Statements of Operations and Accumulated Deficit
		For the Three Months Ended September 30, 2002 and 2001
		(Unaudited)

			Three Months Ended
			September 30
			2002	2001
Revenue & Income:
	Sales		$0	$0

Cost of Sales:
	Cost of Sales		0	0
	Transportation & Warehouse		0	442
	Total Cost of Sales		0	442

		Gross Profit (Loss)	0	(442)

Operating Expenses:
	Interest		17,500	17,500
	Salaries		9,312	17,175
	Professional Services		8,625	5,500
	Travel		530	2,243
	Taxes and Licenses		832	1,600
	Payroll Tax Expense		38	1,382
	Rent		570	392
	Transfer & Escrow Fees		900	800
	Miscellaneous		141	385
		Total Operating Expenses	38,448	46,977

Net Loss for the Period			(38,448)	(47,419)

Accumulated Deficit Beginning of Preiod			(5,836,803)	(5,803,948)

Accumulated Deficit End of Period			$(5,875,251)	$(5,851,367)

Loss per Common Share			$0.223	$(0.222)
	Weighted Average Number of
	Common Shares Outstanding		26,328,028	26,328,028

Global Gaming Technology, Inc.
		Condensed Statements of Cash Flows
		For the Three Months Ended September 30, 2002 and 2001
(Unaudited)

			Three Months Ended
			September 30
			2002	2001
Cash Flow From Operating Activities:
	Net Income (Loss)		$(38,448)	$(47,419)
	Services Contributed by Officers		$8,812	$0
	Changes in:
		Notes Receivable, related party	0	30,000
		Deposits/Prepayments	190
		Deferred Revenue	0	442
		Accounts Payable	10,223	(205)
		Accrued Interest Payable	17,500	17,500
	Net Cash (Used in) Provided by Operating Activities		(1,723)	318

Net (Decrease) Increase in Cash			(1,723)	318

Cash at Beginning of Period			4,405	8,593

Cash at End of Period			$2,682	$8,911

Supplemental Disclosures
	Services Contributed by Officers		$8,812	$0

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