Form 10QSB
period 2002-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2003-02-12
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Six Months Ended December 31, 2002

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

__X__YES ____ NO

As of December 31, 2002 there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates

(without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

Global Gaming Technology, Inc.
Form 10-Q
Quarter Ended December 31, 2002

TABLE OF CONTENTS

                                                                                                                Page

PART I  Financial Information:

Item I Financial Statements:

Balance Sheets                                                                                             4

Condensed Statements of Operations and Deficit                                          5

Condensed Statements of Cash Flows                                                          6

Summary of Significant Accounting Policies and Notes to
Condensed Financial Statements                                                                  7-9

Item II Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                                            9-10

PART II     Other Information:

Item 1   Legal Proceedings. 10 Item 2    Changes in Securities.                       10

Item 3    Defaults upon Senior Securities.                                                        10

Item 4     Submission of Matters to Vote of Security Holders.                         10

Item 5    Exhibits and Reports on Form 8-K.                                                 10

PART I

Global Gaming Technology, Inc.
Financial Statements
December 31, 2002

	Global Gaming Technology, Inc.
	Condensed Statements of Operations and Deficit
	For the Three Months Ended December 31, 2002 and 2001
	And the Six Months Ended December 31, 2002 and 2001
	(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2002	2001	2002	2001
Revenue & Income:
Sales	$ 0	$ 0	$ 0	$ 0
Other Income	0	1850	0	1,850
	0	1850	0	1,850
Cost of Sales:
Transportation & Warehouse	0	0	0	442
Total Cost of Sales	0	0	0	442

Gross Profit	0	1,850	0	1,408

Operating Expenses:
Interest	17,500	17,500	35,000	35,000
Salaries	9,562	16,875	18,875	34,050
Professional Services	0	3,632	8,625	9,132
Travel	0	2,297	530	4,540
Taxes	0	0	831	1,600
Other Expenses	1,213	3,880	2,862	6,839
Total Operating Expenses	28,275	44,184	66,723	91,161

Net Loss for the Period	(28,275)	(42,334)	(66,723)	(89,753)

Deficit Beginning of Period	(5,875,251)	(5,851,367)	(5,836,803)	(5,803,948)

Deficit End of Period	$(5,903,526)	$ (5,893,701)	$ (5,903,526)	$ (5,893,701)

Loss per Common Share	$ (0.001)	$ (0.002)	$ (0.002)	$ (0.003)
Weighted Average Number of
Common Shares Outstanding	26,328,028	26,328,028	26,328,028	26,328,028

	Global Gaming Technology, Inc.
	Balance Sheets
	December 31, 2002 and June 30, 2002
	(Unaudited)

	12/31/2002		6/30/2002

ASSETS
Current Assets:
Cash	$ 1,435		$ 4,405
Total Current Assets	1,435		4,405

Other Assets:
Deposits/Prepayments	390		390
Total Other Assets	390		390
TOTAL ASSETS	$ 1,825		$ 4,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable/Accruals	$ 6,181		$ 52
Accounts Payable, related parties (Note 3)	7,031		2,032
Accrued Interest Payable (Note 3)	1,358,874		1,323,874
Notes Payable (Note 3)	841,492		841,492
Total Current Liabilities	2,213,578		2,167,450

Stockholders' Deficit:
Preferred Stock, $.01 par value, 1,000,000
Shares authorized, none issued.	0		0
Common Stock, $.01 par value, 27,000,000
Shares authorized, 26,328,028 issued
and outstanding	263,280		263,280
Additional Paid-in-Capital	3,428,493		3,410,868
Accumulated Deficit	(5,903,526)		(5,836,803)
Total Stockholders' Deficit	(2,211,753)		(2,162,655)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,825		$ 4,795

Global Gaming Technology, Inc.
Condensed Statements of Cash Flows
		For the Six Months Ended December 31, 2002 and 2001
(Unaudited)

			Six Months Ended
			December 31
			2002		2001
Cash Flow From Operating Activities:
	Net Loss		$ (66,723)		$ (89,753)
	Services Contributed by Officers		17,625		0
	Changes in:
		Notes Receivable, related party	0		50,000
		Deferred Revenue	0		442
		Accounts Payable	11,128		(1,203)
		Accrued Interest Payable	35,000		35,000
	Net Operating Cash		(2,970)		(5,514)

Net Decrease in Cash			(2,970)		(5,514)

Cash at Beginning of Period		4,405		8,593

Cash at End of Period			$ 1,435		$ 3,079

Supplemental Disclosures
	Services Contributed by Officers		$ 17,625		$ 0

Global Gaming Technology, Inc.
Notes to Condensed Financial Statements
December 31, 2002
(Unaudited)

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

NOTE 2    Organization's Ability to Continue as a Going Concern:

The Company lacks the resources to be competitive in the gaming industry at the present time. As of December 31, 2002, the Company has negative working capital of $2,212,143 and Stockholders' Deficit of $2,211,753. Management plans to continue to seek joint venture opportunities in which the Company would provide the expertise and licensing and the joint venture partner would provide the capital.

Global Gaming Technology, Inc. Notes to Condensed Financial Statements

  NOTE 3 Related Party Transactions:

Notes payable at December 31, 2002 and June 30, 2002 consist of $841,492 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at December 31, 2002 and June 30, 2002, was $1,358,874 and $1,323,874, respectively, and the company incurred interest expense of $35,000 during each of the six month periods ended December 31, 2002, and 2001. See "Note 4- Notes Payable" for details..

Accounts payable, related parties, consists of amounts due to stockholders and a company under common control, are non-interest bearing, and due on demand. During the six months ended December 31, 2002, two officers contributed their services, valued at $17,625 to the company. Constance Koplow, Director, contributed services valued at $9,750 and Glenn E. Wichinsky, President, contributed part-time services of approximately fifteen hours per week valued at $7,875.

NOTE 4 Notes Payable:

Notes Payable at December 31, 2002, and June 30, 2002, consisted of the following:

                                                                                                                 December 31, 2002 June 30, 2002

Michael Wichinsky, a stockholder, bearing interest at 8%, due
on demand.                                                                                                $ 511,644                   $ 511,644

Michael Wichinsky, a stockholder, bearing interest at 10%, due on demand. 105,491                        105,491

Estate of William T. O'Donnell, Sr., a stockholder, bearing interest
at 8%.,due on demand.                                                                                224,357                         224,357

                                                                                     TOTAL                $ 841,492                    $ 841,492

The Company incurred interest expense totaling $35,000 on these notes each of the six month periods ended December 31, 2002, and 2001.

Global Gaming Technology, Inc.
Notes to Condensed Financial Statements
December 31, 2002
(Unaudited)

NOTE 5  Commitments and Contingencies:

During the year ended June 30, 2000, the Company entered into a verbal agreement with an individual for sales and marketing. The individual's compensation is on a commission basis and she has been granted an option to purchase up to 100,000 shares each year for $.025 per share, for five years, commencing July 1, 2000. During the quarter ended December 31, 2002, no options were exercised.

ITEM II-- Management's Discussion and Analysis of Financial Condition And Results of Operations

As of December 31, 2002, the Company had negative working capital of $2,212,143. The Company has no commitments for capital expenditures and salaried corporate officers and administrative support personnel have continued in their corporate capacities without seeking or receiving compensation. As of December 31, 2002, the Company had a stockholders' deficit of $2,211,753. Expenses for the six months totaled $66,723, of which $35,000 is accrued interest expense. There was no income for the six months ended December 31, 2002.

Global Gaming Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, incorporated in the state of Delaware in 1973, maintains principal offices at 1200 North Federal Highway, Suite 200, Boca Raton, Florida 33432. During the past two fiscal years, the Company has not engaged in any research and development of new gaming products and no new gaming machines were manufactured. The Company has been offered exclusive options on licensed gaming product and technology, based upon the ability of the Company to secure appropriate funding. Efforts are continuing for the realization of suitable bridge financing and additional funding to enable the  Company to exercise those options to acquire or license gaming technology which the Company  deems promising for successful marketing and distribution.

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

The lack of financial resources has prohibited the Company from expanding operations. The primary gaming markets cannot by serviced unless the Company obtains gaming licenses in the states. The Company has included licensing and investigative costs for targeted jurisdictions into its proposed financial budget.

PART II   OTHER INFORMATION

ITEM 1  Legal Proceedings

The Company is not a party to any current or pending litigation.

ITEM 2  Changes in Securities

None.

ITEM 3  Defaults Upon Senior Securities

Not Applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

No matter was submitted to the vote of security holders during the period ended December 31, 2002.

ITEM 5 Exhibits and Reports on Form 8-K

No exhibits and no reports on Form 8-K were filed during the period covered by this Form 10Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GAMING TECHNOLOGY, INC.

By: /S/Glenn E. Wichinsky                                                      Date:____________________
Glenn E. Wichinksy
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.

By: /S/Claudia D. Wichinsky                                           Date:____________________
Claudia D. Wichinsky, Director

By: /S/Constance L. Koplow                                          Date:____________________
Constance L. Koplow, Director