Form 10QSB/A
period 2002-12-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2003-02-18
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

 Global Gaming Technology, Inc.
Form 10-Q
Quarter Ended December 31, 2002

TABLE OF CONTENTS

                                                                                    Page

PART I Financial Information:

Item I Financial Statements:

Balance Sheets                 4

Condensed Statements of Operations and Deficit               5

Condensed Statements of Cash Flows                    6

Summary of Significant Accounting Policies and Notes to Condensed  Financials Statements             7-9

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations.       9-10

Item III Controls and Procedures             10

PART II      Other Information:

Item 1     Legal Proceedings.            10

Item 2     Changes in Securities.             10

Item 3   Defaults upon Senior Securities.          10

Item 4   Submission of Matters to Vote of Security Holders.            10

Item 5     Exhibits and Reports on Form 8-K.           10

  EXHIBITS

Certification of Controls and Procedures

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

ITEM 3     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we will or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

GLOBAL GAMING TECHNOLOGY, INC.

By:                                                                                       Date:____________________
         Glenn E. Wichinsky
         President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons as a majority of the members of the Board of Directors of the registrant and in the capacities and on the dates indicated.

By:                                                                                      Date:____________________
         Claudia D. Wichinsky
          Director

By:                                                                                       Date:____________________
         Constance L. Koplow
          Director

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of Global Gaming Technology, Inc., on Form 10-QSB for the period ending December 31, 2002, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Glenn E. Wichinsky, Chief Executive Officer, and acting principal financial officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respect, the financial condition and result of operation of the Company.

Glenn E. Wichinsky
Chief Executive Officer Treasurer
(Acting Principal Financial Officer)

CERTIFICATIONS

I, Glenn E. Wichinsky certify that:

    I have reviewed this quarterly report on Form-10QSB of Global Gaming Technology, Inc;
    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.;
    As the registrant's certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
    I have disclosed, based on my most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect he registrant's ability to record, process, summarize and report financial data and have identified for the registrant's ability to record, process, summarize and report data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses..

Dated: February 14, 2003

Glenn E. Wichinsky
Chief Executive Officer