Form 10QSB
period 2003-03-31
GLOBAL GAMING & TECHNOLOGY INC
filed 2003-05-13
CIK 278165

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Nine Months Ended March 31, 2003

Commission File Number                        0-9047

GLOBAL GAMING TECHNOLOGY, INC.
(Exact Name of Registrant as specified in its charter)
____________

Delaware____________ 02-0314487______________
(State of Incorporation)            (IRS Employer Identification Number)

2255 Glades Road #324A, Boca Raton, FL 33431
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

__X__YES ____ NO

As of March 31, 2003 there was issued and outstanding 26,328,028 shares of Common Stock of Registrant. The aggregate market value of the shares of Common Stock held by non-affiliates

(without admitting that any person whose shares are not included in determining such value is an affiliate) was not available because the prices for such shares are not quoted by the National Association of Securities Dealers through NASDAQ, its automated system for reporting quotes.

Global Gaming Technology, Inc.
Form 10-QSB
Quarter Ended March 31, 2003

TABLE OF CONTENTS

                                                    Page
PART I   Financial Information:

Item I Financial Statements:   Balance Sheets 4

Condensed Statements of Operations and Deficit 5

Condensed Statements of Cash Flows 6

Summary of Significant Accounting Policies

and Notes to Condensed Financial Statements 7-9

Item II Management's Discussion and Analysis  of Financial Condition and Results of Operations 9-10

Item III Controls and Procedures 10

PART II Other Information:

Item 1 Legal Proceedings 10 Item 2 Changes in Securities 10

Item 3 Defaults upon Senior Securities 10

Item 4 Submission of Matters to Vote of Security Holders 10

Item 5   Exhibits and Reports on Form 8-K 10

PART I

Global Gaming Technology, Inc.
Financial Statements
March 31, 2003

		Global Gaming Technology, Inc.
		Balance Sheets
		March 31, 2003 and June 30, 2002
		(Unaudited)

			3/31/2003	6/30/2002

ASSETS
Current Assets:
	Cash		$546	$4,405
		Total Current Assets	546	4,405

Other Assets:
	Deposits/Prepayments		200	390
		Total Other Assets	200	390
TOTAL ASSETS			$746	$4,795

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Accounts Payable/Accruals		$7,956	$52
Accounts Payable, related parties (Note 3)			9,032	2,032
	Accrued Interest Payable (Note 3)		1,375,993	1,323,874
	Notes Payable (Notes 3 and 4)		841,492	841,492
		Total Current Liabilities	2,234,473	2,167,450

Stockholders' Deficit:
	Preferred Stock, $.01 par value, 1,000,000
		shares authorized, none issued.	0	0
	Common Stock, $.01 par value, 27,000,000
		shares authorized, 26,328,028 issued
		and outstanding	263,280	263,280
	Additional Paid-in-Capital		3,432,918	3,410,868
	Accumulated Deficit		(5,929,925)	(5,836,803)
		Total Stockholders' Deficit	(2,233,727)	(2,162,655)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$746	$4,795

		Global Gaming Technology, Inc.
		Condensed Statements of Operations and Deficit
		For the Three Months Ended March 31, 2003 and 2002
		And the Nine Months Ended March 31, 2003 and 2002
		(Unaudited)

			Three Months Ended		Nine Months Ended
		March 31			March 31
			2003	2002	2003	2002
Revenue & Income:
	Sales		$0	$107,492	$0	$107,492
	Other Income		0	21,500	0	21,500
			0	128,992	0	128,992
Cost of Sales:
	Transportation & Warehouse		0	2,350	0	2,792
			0	2,350	0	2,792

		Gross Profit	0	126,642	0	126,200

Operating Expenses:
	Interest		17,119	17,120	52,119	52,119
	Salaries		4,925	16,875	23,800	50,925
	Professional Services		2,500	0	11,125	9,132
	Travel		0	0	530	4,540
	Taxes		0	0	831	1,600
	Other Expenses		1,855	3,542	4,717	8,532
		Total Operating Expenses	26,399	37,537	93,122	126,848

Net Loss for the Period			(26,399)	89,105	(93,122)	(648)

Deficit Beginning of Period			(5,903,526)	(5,893,701)	(5,836,803)	(5,803,948)

Deficit End of Period			$(5,929,925)	$(5,804,596)	$(5,929,925)	$(5,804,596)

Loss per Common Share			$(0.001)	$0.003	$(0.004)	$(0.000)

	Weighted Average Number of
	Common Shares Outstanding		26,328,028	26,328,028	26,328,028	26,328,028

Global Gaming Technology, Inc.
Condensed Statements of Cash Flows
		For the Nine Months Ended March 31, 2003 and 2002
(Unaudited)

			Nine Months Ended
			March 31
			2003	2002
Cash Flow From Operating Activities:
	Net Loss		$(93,122)	$(648)
	Services Contributed by Officers		22,050	0
	Changes in:
		Notes Receivable, related party	0	70,000
		Deferred Revenue	0	(107,050)
		Decrease in deposits	190	0
		Accounts Payable	7,904	(20,625)
		Accounts Payable,related party	7,000	0
		Accrued Interest Payable	52,119	52,119

	Net cash flows used in operating activities		(3,859)	(6,204)

Net Decrease in Cash			(3,859)	(6,204)

Cash at Beginning of Period			4,405	8,593

Cash at End of Period			$546	$2,389

Supplemental Disclosures
	Services Contributed by Officers		$22,050	$0

Global Gaming Technology, Inc.
Notes to Condensed Financial Statements
March 31, 2003
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

NOTE 2 Organization's Ability to Continue as a Going Concern:

The Company lacks the resources to be competitive in the gaming industry at the present time. As of March 31, 2003, the Company has negative working capital of $2,233,927 and Stockholders' Deficit of $2,233,727. Management plans to continue to seek joint venture opportunities in which the Company would provide the expertise and licensing and the joint venture partner would provide the capital.

Global Gaming Technology, Inc. Notes to Condensed Financial Statements
March 31, 2003
(Unaudited)

NOTE 3 Related Party Transactions:

Notes payable at March 31, 2003 and June 30, 2002 consist of $841,492 due to stockholders bearing interest at 8% and 10% and are due on demand. Accrued interest at March 31, 2003 and June 30, 2002, was $1,375,994 and $1,323,874, respectively, and the company incurred interest expense of $52,119 during each of the nine month periods ended March 31,2003 and 2002. See "Note 4- Notes Payable" for details..

Accounts payable, related parties, consists of amounts due to stockholders and a company under common control, are non-interest bearing, and due on demand. During the nine months ended March 31, 2003, two officers contributed their services, valued at $22,050 to the company. Constance Koplow, Director, contributed services valued at $10,238 and Glenn E. Wichinsky, President, contributed part-time services of approximately fifteen hours per week valued at $11,812.

NOTE 4 Notes Payable:

Notes Payable at March 31, 2003, and June 30, 2002, consisted of the following:

                                                                      March 31, 2003                June 30, 2002

Michael Wichinsky, a stockholder,
bearing interest at 8%, due on
demand.                                                          $ 511,644                           $ 511,644

Michael Wichinsky, a stockholder,
bearing interest at 10%, due on
demand.                                                             105,491                               105,491

Estate of William T. O'Donnell, Sr.,
a stockholder, bearing interest
at 8%,due on demand.                                        224,357                                 224,357

TOTAL                                                           $ 841,492                               $ 841,492

The Company incurred interest expense totaling $52,119 on these notes during each of the nine month periods ended March 31, 2003 and 2002.

Global Gaming Technology, Inc.
Notes to Condensed Financial Statements
March 31, 2003
(Unaudited)

NOTE 5 Commitments and Contingencies:

During the year ended June 30, 2000, the Company entered into a verbal agreement with an individual for sales and marketing. The individual's compensation is on a commission basis and she has been granted an option to purchase up to 100,000 shares each year for $.025 per share, for five years, commencing July 1, 2000. During the quarter ended March 31, 2003, no options were exercised.

ITEM II-- Management's Discussion and Analysis of Financial Condition

And Results of Operations

As of March 31, 2003, the Company had negative working capital of $2,233,927. The Company has no commitments for capital expenditures and salaried corporate officers and administrative support personnel have continued in their corporate capacities without seeking or receiving compensation. As of March 31, 2003, the Company had a stockholders' deficit of $2,233,727. Expenses for the nine months totaled $93,122, of which $52,119 is accrued interest expense.

There was no income for the nine months ended March 31, 2003.

Global Gaming Technology, Inc. has been engaged in the design, manufacture and marketing of electronic microprocessor-controlled gaming machines. The Company, incorporated in the state of Delaware in 1973, maintains principal offices at 2255 Glades Road, #324A, Boca Raton, Florida .

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

Item 3 Control Procedures:

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14c and 15-14c as of a date within 90 days before filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in reports we will or submit under the Exchange Act.

Changes in Internal Control. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is not a party to any current or pending litigation.

ITEM 2 Changes in Securities

None.

ITEM 3 Defaults Upon Senior Securities

Not Applicable.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matter was submitted to the vote of security holders during the period ended March 31, 2003.

ITEM 5 Exhibits and Reports on Form 8-K

No exhibits and no reports on Form 8-K were filed during the period covered by this Form 10QSB.

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
    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
    As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
      designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
    I have disclosed, based on my most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's ability to record, process, summarize and report data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003

/S/ Glenn E. Wichinsky
Glenn E. Wichinsky Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Global Gaming Technology, Inc., on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Glenn E. Wichinsky, Chief Executive Officer, and acting principal financial officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
    The information contained in the Report fairly presents, in all material respect, the financial condition and results of operations of the Company.

/S/ Glenn E. Wichinsky Glenn E. Wichinsky
Chief Executive Officer Treasurer (Acting Principal Financial Officer)