Form 10KSB
period 2003-06-30
LEFT RIGHT MAKETING TECHNOLOGY INC
filed 2003-10-01
CIK 278165

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2003

Commission file number 0-9047

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

(Exact name of registrant as specified in its charter)

Delaware                                                                                                               02-0314487

(State or other jurisdiction of                                                                          (I.R.S. Employer

incorporation or organization)                                                                      Identification No.)

6600 Amelia Earhart Court

Las Vegas, Nevada                                                                                                       89119

(Address of principal executive offices)                                                                  (zip code)

Issuer's Telephone Number: (702) 260-9305

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title if Class)

        Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 41,656,212 shares, held by approximately 2674 stockholders.

        The issuer's revenues for its most recent fiscal year ended June 30, 2003. $ 0

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of September 29, 2003 was $5,078,106 based on a share value of $0.50.

        Transitional Small Business Disclosure Format (check one): Yes ______ No X

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Formerly GLOBAL GAMING TECHNOLOGY, INC.)

FOR THE FISCAL YEAR ENDED

June 30, 2003

Index to Report

on Form 10-KSB

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this filing references to "Company," "we," "our," and/or "us," refers to Left Right Marketing Technology, Inc., a Delaware corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) General Business Development

        Global Gaming Technology, Inc., a Delaware corporation ("Global"), was incorporated in 1973. Global had been dormant for several years until October 6, 2000, when Global entered into a contract for the sale of used equipment to a California tribal casino. Although opportunities existed in this market and in foreign export of used gaming equipment, Global was unable to perform in this market due to competition from large manufacturers, jurisdictional regulatory laws and Global's inability to obtain funding.

        On June 30, 2003, the management of Global signed a binding letter of intent to merge with Left Right Marketing & Technology, Inc., a private Nevada corporation ("LRMT"). In anticipation of closing of the merger with LRMT, on July 30, 2003, Global filed an amendment to its Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of its outstanding shares of common stock, and (iii) increase its authorized shares of common stock to 100,000,000 shares, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001. The original certificate of amendment filed with the Delaware Secretary of State contained several typographical errors, therefore, on September 29, 2003 a new Certificate of Amendment was filed in Delaware. A copy of the corrected Certificate of Amendment is attached hereto as an Exhibit.

        On July 30, 2003, the board of directors of Global, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the Registrant to serve until the next annual meeting of shareholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Company's President, Secretary and Treasurer and Richard M. "Mick" Hall was appointed as President, Secretary and Treasurer of the Company.

        On August 1, 2003, Richard M. "Mick" Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

Reverse Merger

        Effective September 29, 2003, Global completed a reverse triangular merger by and among Global, Global Gaming Technologies, Inc., a Nevada Corporation ("GGTI") and wholly owned subsidiary of Global, and LRMT, whereby Global issued 36,390,000 shares of its restricted common stock in exchange for 100% of LRMT's outstanding common stock. Pursuant to the terms of the merger, LRMT merged with GGTI wherein GGTI ceased to exist and LRMT became a wholly owned subsidiary of Global.

        The Company's primary motivation for the merger was to obtain, from LRMT, the right to acquire Crazy Grazer LLC, a Nevada limited liability company currently operating an online shopping mall web site, www.crazygrazer.com. The Company entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and anticipates completion of a definitive agreement by mid-October. Closing of the Crazy Grazer transaction will be dependant on the receipt of audited financial statements of Crazy Grazer from inception and other terms and conditions consistent with a transaction of this nature. A copy of the letter of intent with Crazy Grazer is attached hereto as an Exhibit.

        The Company has an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share. As of September 30, 2003 there were 41,656,212 shares outstanding.

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

        Concurrently with the closing of the merger, all of our business is now conducted through LRMT, our wholly owned subsidiary.

Our Mission

        Our mission is to build the world's most brand-centric, customer-friendly online shopping mall, where customers can buy virtually anything they are looking for, in an environment that delivers a buying experience consistent with their favorite mall or specialty store, and present products in a manner that is consistent with their brand and to offer our customers the world's largest selection of products and services.

        We intend to accomplish our mission through the acquisition of Crazy Grazer, LLC, which owns and operates the website www.CrazyGrazer.com, an online shopping mall.

        CrazyGrazer.com is the brainchild of co-founders Richard M. "Mick" Hall, a leader in the field of brand development, and Dan Dietrich, a seasoned developer of online stores.

Prior to joining the Company as CEO, president and chairman, Mr. Hall founded and ran a brand development agency, Hall Communications, Inc., where he worked with companies such as Baywatch Productions, Caesars Palace, DirecTV, Don King Productions, Fox Broadcasting, Hard Rock Hotel and Casino, Hilton Hotels Corporation, Hyatt Hotel Corporation, Kodak Entertainment, La-Z-Boy, Showcase Shoppes, NASCAR Cafe, Paramount Theme Parks, Planet Hollywood, RCA Consumer Electronics, SEGA, Sirius Satellite Radio, Sunkist Growers, Top Rank Boxing, Warner Brothers Records, WB Restaurants, Virgin Interactive and 1-800-Collect.

        Prior to the launch of CrazyGrazer.com in December of 2002, Mr. Dietrich spent the previous five years directing the development and operation of several multi-million dollar online merchants, where he developed strong relationships with marketing partners goto.com, overture.com, google.com, yahoo.com and aol.com.

        In late 2002, CrazyGrazer.com launched the "beta version" (CG 1.0) of their web-based shopping mall. Starting with a limited product offering, CrazyGrazer.com spent the first six months of 2003 refining their business practices to find the most effective and efficient methods of competing in this highly lucrative and competitive commercial arena.

        The Company has identified five key "mission critical" components to operating a successful online store. They are;

  attracting and retaining customers;

  converting visitations to sales;

  developing and maintaining strong banking relationships;

  developing and maintaining strong supplier relationships; and

  shipping products in a timely and efficient manner.

        The decision to enter into the Binding Letter of Intent with Crazy Grazer, LLC, was due largely to their ability to execute on each of these five points.

Attracting and Retaining Customers

The ability to attract customers is paramount to the success of any retail operation. Millions of dollars have been spent over the past several years developing state-of-the-art web sites that no one visits. Unless a company has the ability to drive traffic to its web site, failure is certain. CrazyGrazer.com currently implements a proprietary process that enables them to analyze online traffic and purchasing trends, and react accordingly. CrazyGrazer.com was able to attract more than 1 million visits within the first 90 days of the launch of their beta store.

GrazyGrazer.com retains customers through the development of meaningful relationships with each customer that includes a comprehensive customer affinity program and customer relationship management (CRM).

Communicating CrazyGrazer.com's key points of differentiation in a way that is relevant to their consumers will play a key role in the continued growth and retention of their community of customers. In conjunction with the launch of the latest version of their site (CG 3.0), CrazyGrazer.com is launching a national brand awareness campaign. Rock Newman, President/ CEO of Crazy Grazer, LLC, is officially kicking off this campaign by introducing CrazyGrazer.com to the listeners of "IMUS in the Morning," while appearing as a guest on October 1, 2003. IMUS in the Morning is a nationally syndicated radio show with 96 affiliates nationwide in 69 markets, simultaneously broadcast on MSNBC, a cable network reaching 276,000 total households.

Convert Visitations to Sales

The ability to convert CrazyGrazer.com visitors to paying customers is critical. The primary factors that will determine the conversion rate are the product offering, site functionality, overall look-and-feel of the site and the effectiveness of the CrazyGrazer.com brand.

Product Offering

In order to maximize the effectiveness of an online shopping site, it is important to have a comprehensive product selection that meets the needs of diverse customers, at prices that are equal to or below customer's perceived value. CrazyGrazer.com's strategy is to generate sales by thoughtfully enhancing the perception and value of product offering, as opposed to focusing on offering the lowest possible prices.

Functionality

An effective online shopping mall must be functional. The CrazyGrazer.com site is built on a robust e-commerce enterprise platform and meets or exceeds the functionality of major e-commerce sites. Statistics support the fact that people feel more comfortable purchasing products from Internet sites that function well. CrazyGrazer.com is positioned to consistently exceed this expectation.

Look and Feel

CrazyGrazer.com is simple to use, and "feels good" due to the fact that they spent a great deal of time and resource on the overall look and feel of the site, which encourages visitors to purchase by heightening the perceptive value of the product offering rather than providing the lowest prices on the internet.

Effectiveness of the Brand

Strong brands are built by controlling consumer perceptions and managing customer experiences. CrazyGrazer.com's number one objective is to build a strong "CrazyGrazer.com" brand that has meaning and relevance to their customers, and to strongly support the individual brands of the products that they carry through their brand-centric approach to online shopping. his is in sharp contrast to their competitors.

Banking Relationships

It is important to develop a strong relationship with a merchant bank that has the ability and desire to be involved with an e-commerce company processing high volumes of transactions. CrazyGrazer.com entered into an agreement with PAGO, a subsidiary of Deutsche Bank AG Frankfurt, to process merchant credit card transactions.

Supplier Relationships

Supplier and product manufacturers are conservative by nature. They typically recognize the value of their brands and are often discouraged by the manner in which the vast majority of online stores represent their products. CrazyGrazer.com is sensitive to these concerns and has addressed them through the implementation of its brand-centric approach.

Shipping

CrazyGrazer.com must provide quick, inexpensive, easy shipping. Many of the consumers that visit an Internet store with the intent to purchase leave without buying anything because the shipping is either too expensive or the product would take too long to arrive. CrazyGrazer.com has resolved this by negotiating aggressive contracts with major carriers enabling them to ship products quickly and at a reduced rate.

Competition

        The overall online retail environment is intensely competitive. Our current potential competitors include: (1) online retailers offering a broad base of products; (2) online retailers offering a limited base of products; (3) physical-world retailers that are also selling their products online and via mail order and/or direct marketing; (4) mail order and direct marketing retailers; and (5) web search engines and web portals that are involved in online commerce.

Marketing Technology

        Today, virtually 100% of online shopping is done via PC, either at home or at work. In addition to competing in the existing Internet space, our business model will employ several revolutionary e-commerce marketing strategies that will enable us to build the world's most brand-centric, customer friendly online shopping mall experience.

Personnel

        The Company currently has 3 full time employees. Should the Crazy Grazer acquisition occur, the Company will have approximately 35 full time and 3 part time employees.

Risk Associated with the Acquisition of Crazy Grazer

        As a result of our recent signing of a binding letter of intent with Crazy Grazer, LLC, we have focused all our management activities on the completion of the merger with Crazy Grazer. The merger is subject to our review of completed audited financial statements of Crazy Grazer and the formal definitive agreement is anticipated to include representations and warranties with respect to the business, property and financial condition of Crazy Grazer, along with other normal conditions for closing. In the event we are unsuccessful in closing the merger with Crazy Grazer, we will be seeking other acquisition or merger activities; however, there is no assurance that we will be successful in such activities.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company maintains its executive office at 6600 Amelia Earhart Court, Las Vegas, Nevada 89119. The facility consists of approximately 5,000 square feet. There is no formal lease agreement for the space, as the facility is co-inhabited by Hall Communications, a company under common control of our president Richard M. "Mick" Hall. The Company anticipates approximately $12,000 per month to be paid for the office space.

ITEM 3. LEGAL PROCEEDINGS.

        The Company may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not have an annual meeting for the year ending June 30, 2003.

Subsequent Event

        On July 7, 2003, the holders of a majority of the Company's outstanding shares of Common Stock (14,085,213 shares or 53.51%) approved amending our Certificate of Incorporation to:

  change the Company's name to Left Right Marketing Technology, Inc.

  increase our authorized capital to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share.

  approve a 1 for 5 reverse split of our outstanding common stock.

        On July 30, 2003, we filed an amendment to our Certificate of Incorporation to effectuate the above changes. However, the original certificate of amendment filed with the Delaware Secretary of State contained several typographical errors, therefore, on September 29, 2003 a new Certificate of Amendment was filed in Delaware. A copy of the corrected Certificate of Amendment is attached hereto as an Exhibit.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reports to Security Holders

        We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Market Information

        Our Common Stock is traded on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "LRMK". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2003		2002
	Low	High	Low	High
1st Quarter	$0.01	$0.03	$0.02	$0.02
2nd Quarter	$0.01	$0.02	$0.02	$0.02
3rd Quarter	$0.01	$0.01	$0.02	$0.03
4th Quarter	$0.01	$0.03	$0.01	$0.02

Note: We traded on the OTC:BB through August 25, 2003 under the symbol "GBTE". From August 25, 2003 through September 23, 2003, as a result of our name change, our OTC:BB trading symbol was changed from "GBTE" to "LRMKV." On September 24, 2003 our symbol was changed to "LRMK."

Holders of Common Stock

        As of July 7, 2003, we had approximately 2,656 stockholders of record of the 26,328,028 shares outstanding (prior to 1 for 5 reverse stock split).

Dividends

        We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

        On July 2, 2000, we granted an option to purchase shares of our common stock to Joann M. Vrbancic in consideration for her future services as a director. The terms of the option provided that Ms. Vrbancic would be granted the right to purchase 100,000 shares per year for a five year period beginning July 2, 2000. The exercise price per share was $0.025. She resigned as a director on June 29, 2001. She has not exercised any of her options. Her resignation terminated her right to acquire 400,000 of the 500,000 option shares. The shares were deemed to have been issued pursuant to an exemption provided by section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering." The options were adjusted based upon the 1 for 5 reverse stock split, Ms. Vrbancic now holds an option to purchase 20,000 shares for $0.125 per share.

Subsequent Events

        On July 30, 2003, we effectuated a 1 for 5 reverse stock split (for every 5 shares currently owned, each stockholder received 1 share), thus decreasing our common stock issued and outstanding from 26,328,028 shares to approximately 5,266,212 shares (fractional shares were rounded up to the next whole share).

        Effective September 29, 2003, we completed the merger with LRMT, whereby we issued 39,390,000 shares of our common stock in exchange for 100% of LRMT's outstanding common stock. In connection with such issuance, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. In this transaction, we issued stock to a total of seventeen individuals. This was a unique transaction for the sole purpose of affecting the merger with LRMT, and no similar transactions were entered into during the previous six months of such transaction or since the closing of the merger. Some of these recipients were not accredited investors, and prior to closing the transaction, we supplied information to each recipient. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering, and the officers and directors of LRMT were introduced to our former officers and directors through our previous business contacts. The recipients represented to us that the shares were being acquired for investment purposes only and not for resale, and in addition, the stock certificates issued to the recipients contained a restrictive legend in accordance with Rule 144. The stock issued to the recipients has not been sold since closing. There were no underwriters.

Penny Stock Regulation

        Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

* A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

* A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

* A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

* A toll-free telephone number for inquiries on disciplinary actions;

* Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

* Such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

* The bid and offer quotations for the penny stock;

* The compensation of the broker-dealer and its salesperson in the transaction;

* The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

* Monthly account statements showing the market value of each penny stock held in the customer's account.

        In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

ITEM 6. PLAN OF OPERATION.

        With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

        The Company's certificate of incorporation provides that the Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share, and 25,000,000 shares of preferred stock at a par value of $0.001 per share. Effective September 29, 2003, Global completed a reverse triangular merger by and among the Company, Global Gaming Technologies, Inc., a Nevada Corporation ("GGTI") and wholly owned subsidiary of the Company, and LRMT, whereby the Company issued 36,390,000 shares of its restricted common stock in exchange for 100% of LRMT's outstanding common stock. Pursuant to the terms of the merger, LRMT merged with GGTI wherein GGTI ceased to exist and LRMT became a wholly owned subsidiary of the Company. Prior to the Merger, the Company sought to enter the business opportunities that were perceived to exist in the tribal casino market in California. All business of the Company is now conducted through its wholly owned subsidiary, LRMT.

        The Company's primary motivation for the merger was to obtain, from LRMT, the right to acquire Crazy Grazer, LLC, a Nevada limited liability company currently operating an online shopping mall web site, www.crazygrazer.com. The Company entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and anticipates completion of a definitive agreement by mid-October. Closing of the Crazy Grazer transaction will be dependant on the receipt of audited financial statements of Crazy Grazer from inception and other terms and conditions consistent with a transaction of this nature.

        The financial statements presented in this Form 10-KSB are of the Company for the years ended June 30, 2003 and 2002. As a result of the recent merger and the insignificance of the Company's financial information for the above periods, the plan of operation section below is that of LRMT post closing of the merger.

        As of June 30, 2003, the Company had assets of $600, and $2,255,300 of liabilities. The liabilities include accounts payable of $9,500 and related party accounts payable and notes payable of $2,245,800. The related party accounts payable and notes payable are in the process of being exchanged for approximately 2,800,000 shares of our common stock as a condition of the merger.

Going Concern

        The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is inadequate to pay all of the costs associated with its operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Plan of Operation

        Because our future operations will be based upon LRMT's business as a wholly owned subsidiary of the Company, our plan of operation has assumed the plan of operation of LRMT. LRMT's mission is to build the world's most brand-centric, customer-friendly online shopping mall, where customers can buy virtually anything they are looking for, in an environment that delivers a buying experience consistent with their favorite mall or specialty store, to present products in a manner that is consistent with their brand and to offer our customers the world's largest selection of products and services. LRMT intends to accomplish this mission primarily through the acquisition of Crazy Grazer, LLC, owners and operators of an online shopping mall, CrazyGrazer.com (www.crazygrazer.com).

        We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. We do not anticipate generating revenues sufficient to satisfy our working capital requirements within the next twelve months.

        Based upon completion of the Crazy Grazer acquisition, we anticipate the need for approximately $6 million dollars over the next twelve (12) months, which we intend to utilize for the following purposes: (i) approximately $2 million will be utilized for the purchase of product inventory, (ii) approximately $2 million will be utilized for web site development, infrastructure requirements, and additional computer software and hardware; and (iii) approximately $2 million will be utilized as working capital and for general corporate purposes.

        We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time; however, in the event cash is available and we complete the Crazy Grazer acquisition, we would anticipate the purchase of additional computer software and hardware commensurate with an e-commerce business, which is included in the $2 million discussed above.

        We currently employ 3 full time employees. If we successfully acquire Crazy Grazer we anticipate the need to hire an additional 35 full time employees and 3 part time employees.

Liquidity and Capital Resources

        A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from operations of Crazy Grazer, if and when, following completion of the acquisition, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

        Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending revenues from online sales, and will be required to obtain additional financing to fund operations through securities offerings and debt borrowings to the extent necessary to provide working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders.

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS.

        Please See Index to the Company's Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

        Historical financial statements for LRMT shall be filed within 60 days of the date hereof in a Form 8-K/A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

Internal Controls

        Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Accounting Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls.

        Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        On July 30, 2003, the board of directors of the Company, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the Registrant to serve until the next annual meeting of shareholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Company's President, Secretary and Treasurer and Richard M. "Mick" Hall was appointed as President, Secretary and Treasurer of the Company.

        On August 1, 2003, Richard M. "Mick" Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

        Information as to the directors and executive officers of the Company is as follows:

Name	Age	Positions and Offices with the Company Post Merger
Richard M. "Mick" Hall	37	CEO, President and Chairman
Thomas Nieman	54	Director
Marta Barone	43	Chief Operating Officer and Director
Heather M. Hall	35	Secretary/Treasurer

Richard Michael "Mick" Hall, CEO, President and Chairman of the Board

        Mr. Hall founded Left Right Marketing & Technology, Inc. a Nevada Corporation in June of 2003, which was subsequently merged with the Company. Prior to joining the Company, he was President/CEO of Hall Communications, Inc., a brand development agency he founded in 1991 with offices in Las Vegas and Los Angeles. Between 1991 and 2003, Mr. Hall formed a number of marketing related companies, including Crazy Grazer, LLC, owners and operators of CrazyGrazer.com, an online shopping mall, which recently signed a Binding Letter of Intent to be acquired by the Company. Mr. Hall is the spouse of Heather Hall, Secretary/Treasurer of the Corporation.

Tom Nieman, Director

        Mr. Nieman is a director of the Company and Vice President of Hall Communications, Inc., a Nevada based brand development firm, where he is in charge of all of their new business initiatives. Prior to joining Hall Communications, Mr. Nieman was Vice President of Marketing and Sales for Shuffle Master Inc., (NASDAQ: SHFL) where he was responsible for marketing all of their products as well as the development and worldwide launch of the Let It Ride Tournament casino table game. Prior to Shuffle Master, he held the position of Vice President of Marketing at Bally Gaming International, Inc. Mr. Nieman was also a partner in the marketing research firm, Iltis Nieman & Associates, and was Director of New Business for Bally Manufacturing Corporation.

Marta Barone, Chief Operating Officer and Director

        Ms. Barone is Chief Operating Officer and a director of the Company. Prior to joining the Company, she was Chief Operating Officer of Hall Communications, Inc., a Nevada based brand development firm. Prior to joining Hall Communications, she directed media at R&R Advertising in Las Vegas. Ms. Barone worked for International Paper for 10 years, where she was the Director of Purchasing for 22 of the company's locations.

Heather M. Hall, Secretary/Treasurer

        Ms. Hall is Secretary/Treasurer of the Company. Prior to joining the Company, for ten years she acted as General Manager and partner in Hall Communications, Inc., a Nevada based brand development firm. Ms. Hall is the spouse of Mick Hall, CEO, President and Chairman of the Company.

Election of Directors and Officers.

        Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected and qualified.

        No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

        No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

        No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from its executive officers and directors, the Company believes that during the year ended 2003, none of its officers, directors or 10% owners (Constance Koplow, Claudia Wichinsky, Glenn Wichinsky, Michael Wichinsky and the Estate of W. T. O'Donnell, Sr.) filed Section 16(a) reports. Mick Hall, Thomas Nieman, Marta Barone and Heather Hall did not file forms 3 on a timely basis following their respective appointments as officers or directors.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation of the Company's executive officers and directors during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year Ended	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Glenn Wichinsky Prior CEO, President, Secretary/Treasurer	2003 2002	0 $35,000	0 0	0 0	0 0	0 0	0 0
Marta Barone Interim Chief Financial Officer	2003	0	0	0	0	0	0
Heather Hall Secretary/Treasurer	2003	0	0	0	0	0	0

Termination of Employment

        There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Compensation of Directors

        All directors will be reimbursed for expenses incurred in attending Board or committee, when established, meetings.

Audit Committee

        Our board of directors has not established a formal audit committee, therefore, the entire board will serve as the audit committee. We do not have any independent board members or an audit committee financial expert.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information, to the best of the Company's knowledge, as of June 30, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, and (ii) all beneficial owners of the Company as a group.

Name of Address of Beneficial Owner (1)	Number of Shares(2)	Percent Of Class
Michael Wichinsky (3) 2575 S. Highland Drive Las Vegas, NV 89109	4,751,749	18.05%

Estate of W.T. O'Donnell, Sr. (4) 144 Green Bay Road Winnetka, IL 60093	2,761,358	10.49%

Glenn E. Wichinsky (5) 2390 NW 38th Street Boca Raton, FL 33431	2,931,064	11.3%

Nessa Alice Mary Charlton (6) 5 Crowe Street Dundalk Company Louth, Republic of Ireland	1,453,465	5.54%

Claudia Wichinsky 2900 Gilmary Las Vegas, Nevada 89107	2,155,584	8.2%

All Beneficial Owners, as a Group	14,053,220	53.58%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

  The number of shares listed in this table have not been adjusted to take into account a 1 for 5 reverse split of the Company's outstanding shares of common stock on July 30, 2003. Further, the information contained in this table was supplied by our prior management prior to the new appointments on July 30, 2003.

  Includes 3,010,667 held in trust by Mr. Wichinsky as trustee. He has the power to vote the shares held in trust.

  Includes 2,761,358 shares held in trust by Michael Wichinsky as trustee.

  Includes 851,434 shares held in trust by Michael Wichinsky as trustee.

  Includes 602,132 shares held in trust by Michael Wichinsky as trustee.

        The following table sets forth certain information, to the best of the Company's knowledge, as of June 30, 2002 with respect to the beneficial ownership of common stock by (i) each executive officer of the Company, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

Name of Beneficial Owner (1)	Number of Shares(2)	Percent Of Class
Glenn E. Wichinsky (3) Former President, Secretary/Treasurer	2,931,064	11.3%

Claudia D. Wichinsky Former Director	2,155,584	8.19%

Constance L. Koplow Former Director	377,043	1.43%

Richard M. "Mick" Hall CEO, President	0	0%

Thomas Nieman Director	0	0%

Marta Barone Director	0	0%

All Beneficial Owners, Directors & Officers as a Group	5,463,691	20.69%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

  The number of shares listed in this table have not been adjusted to take into account a 1 for 5 reverse split of the Company's outstanding shares of common stock on July 30, 2003. Further, the information contained in this table was supplied by our prior management prior to the new appointments on July 30, 2003.

  Includes 885,107 shares held in trust by Michael Wichinsky as trustee.

        The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of our common stock on September 30, 2003, after the consummation of the merger, relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers.

        The percentage of beneficial ownership for the following table is based on 41,656,212 shares of common stock outstanding as of the effective time of the merger.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after closing of the merger through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Holder (1)	Number of Shares	Percent Of Class (2)
Richard M. "Mick" Hall (3) CEO, President and Chairman	20,500,000	49%

Heather M. Hall (4) Secretary/Treasurer	--	--

Thomas Nieman Director	1,000,000	2%

Marta Barone Director	0	0%

Eugene R. "Rock" (5) & Demetria A. Newman Beneficial Owners	10,000,000	24%

All Beneficial Owners, Directors & Officers as a Group	31,500,000	75%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

  Figures are rounded to the nearest percentage.

  Includes 500,000 shares held by Hall Communications, which Richard M. "Mick" Hall is a beneficial owner of. Mr. Hall was also the President and Chairman of the Board of Hall Communications.

  Heather Hall is the spouse of Richard M. "Mick" Hall. 20,000,000 of the shares are held jointly.

  Rock Newman is the CEO/President and a member of Crazy Grazer, LLC.

Equity Compensation Plan Information

        We currently do not maintain any stock option or other equity compensation plans. On July 2, 2000, the Company granted an option to purchase shares of its common stock to Joann M. Vrbancic in consideration for her future services as a director. The terms of the option provided that Ms. Vrbancic would be granted the right to purchase 100,000 shares per year for a five year period beginning July 2, 2000. The exercise price per share was $.025. She resigned as a director on June 29, 2001. She has not exercised any of her options. Her resignation terminated her right to acquire 400,000 of the 500,000 option shares.  The options were adjusted based upon the 1 for 5 reverse stock split, Ms. Vrbancic now holds an option to purchase 20,000 shares for $0.125 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gamemasters

        Gamemasters is a private Nevada sole proprietorship owned by Michael Wichinsky, a prior beneficial owner the Company's common stock and the father of Glenn E. Wichinsky, the Company's former President, and Claudia D. Wichinsky, a former director of the Company. Under the terms of an agreement between the Company and Gamemasters dated June 11, 2001, the Company had been receiving monthly payments toward the satisfaction of $85,895 for the sale of eighty (80) used gaming devices to Gamemasters. The Company received $75,895 in payments from Gamemasters during the fiscal year ending June 30, 2002, and has satisfied this indebtedness to the Company.

Richard M. "Mick" Hall

        Mick Hall, our majority shareholder, CEO, President and Chairman, is also a member of Crazy Grazer, LLC. The binding letter of intent with Crazy Grazer calls for 15,000,000 shares of our common stock to be exchanged with the members of Crazy Grazer. Mr. Hall will be the sole recipient of these shares if the acquisition is consummated.

        Additionally, Mr. Hall was the president and chairman of Hall Communications. Hall Communications provides office space to the Company on a verbal agreement at the present time. The Company anticipates executing a formal sublease with Hall Communications for the payment of rent on a lease basis in the near future. The Company has been paying approximately $12,000 per month for approximately 5,000 square feet of office space. Hall Communications also holds 500,000 shares of our common stock.

        Further, Mr. Hall is the spouse of Heather Hall, our Secretary/Treasurer.

        Our board of directors has acknowledged these potential conflicts of interest. Mr. Hall has agreed to abstain from voting on any matter that is deemed by the board of directors to be of a material conflict.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2(a)	Agreement and Plan of Merger between Left Right Marketing Technology, Inc. (DE), Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV)
3(i)(a)	Certificate of Amendment for Left Right Marketing Technology, Inc. (DE)
3(i)(b)	Articles of Incorporation for Left Right Marketing & Technology, Inc. (NV)

3(i)(c)	Certificate of Merger between Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV)
3(ii)(a)	Bylaws for Left Right Marketing Technology, Inc. (DE)
3(ii)(b)	Bylaws for Left Right Marketing & Technology, Inc. (NV)
10	Letter of Intent among Left Right Marketing Technology, Inc. (DE), Crazy Grazer, LLC., and Left Right Marketing & Technology, Inc. (NV)
31	Certification of Richard M. "Mick" Hall pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Richard M. "Mick" Hall pursuant to Section 906 of the Sarbanes-Oxley Act

(b.) Reports on Form 8-K - Filed in the Last Quarter

        NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended June 30, 2002 and June 30, 2003, and the reviews of the financial statements included in our Forms 10-QSB and other Securities and Exchange Commission filings, were $6,525 and $13,500, respectively.

Audit-Related Fees

The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for audit related fees for the fiscal years ended June 30, 2002 and June 30, 2003 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for tax fees for the fiscal years ended June 30, 2002 and June 30, 2003 were $0 and $0, respectively.

All Other Fees

There were no other fees billed by Bradshaw Smith & Co. LLP for the fiscal years ended June 30, 2002 or June 30, 2003 other than the fees described above.

We have not appointed a formal Audit Committee, therefore, our entire board of directors serves as the Audit Committee, which has complied with the requirement to engage and approve in advance the audit of the Company's financial statements and has approved of Bradshaw Smith & Co. LLP as our independent auditors for the year ending June 30, 2003. The requirement that the Audit Committee pre-approve certain engagements by our independent auditors became effective as of May 6, 2003, or thereafter as set forth in new SEC rules, and the Company has not engaged our independent auditors for any work other than the audit of our financial statements since such requirement became effective. The Company has not yet completed formalizing our pre-approval policies and procedures, but will comply with all required applicable rules and procedures.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            LEFT RIGHT MARKETING TECHNOLOGY, INC.

                                                            By:/S/Richard M. "Mick" Hall

                                                                  Richard M. "Mick" Hall, CEO, President/Director

                                                            Dated: September 30, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                              OFFICE                                       DATE

/S/Heather Hall                                Secretary/Treasurer                     September 30, 2003

Heather Hall

/S/Thomas Nieman                          Director                                       September 30, 2003

Thomas Nieman

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

CONTENTS

PAGE
Independent auditors' report	1

Financial statements:

Balance sheets	2
Statements of operations	3
Statements of changes in stockholders' deficit	4
Statements of cash flows	5

Notes to financial statements	6-9

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Left Right Marketing Technology, Inc. (formerly Global Gaming Technology, Inc.)

        We have audited the accompanying balance sheets of Left Right Marketing Technology, Inc. (formerly Global Gaming Technology, Inc.) as of June 30, 2003 and 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Left Right Marketing Technology, Inc. (formerly Global Gaming Technology, Inc.) as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/Bradshaw, Smith & Co. LLP

September 16, 2003

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

BALANCE SHEETS

JUNE 30, 2003 AND 2002

ASSETS	June 30, 2003	June 30, 2002
Current assets:
Cash	$ 400	$ 4,400
Total current assets	400	4,400
Other assets	200	400
	$ 600	$ 4,800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 9,500	$ --
Accounts payable, related parties (Note 3)	11,000	2,000
Accrued interest payable, related parties (Note 3)	1,393,300	1,323,900
Notes payable, related parties (Notes 3 and 6)	841,500	841,500
Total current liabilities	2,255,300	2,167,400

Commitments and contingencies (Note 9)	--	--
Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued	--	--
Common stock, $0.001 par value, 100,000,000 shares authorized and 5,266,212 issued and outstanding	263,300	263,300
Additional paid-in-capital	3,437,300	3,410,900
Accumulated deficit	(5,955,300)	(5,836,800)
	(2,254,700)	(2,162,600)
	$ 600	$ 4,800

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

STATEMENTS OF OPERATIONS

JUNE 30, 2003 AND 2002

	June 30, 2003	June 30, 2002
Revenue (Note 4)	$ --	$ 107,500
Cost of revenue	--	11,100
Gross profit	--	96,400
Other income (Note 7)	--	21,500

Operating expenses:
Interest (Note 3)	69,400	69,400
Salaries (Note 3)	28,700	61,300
Professional services	12,000	9,900
Transfer fees	3,600	3,800
Payroll tax expense	300	4,100
Insurance	--	(1,900)
Taxes and licenses	1,200	1,100
Rent	2,300	2,100
Other expenses	1,000	900
	118,500	150,700
Net loss available to common stockholders	$ (118,500)	$ (32,800)
Net loss per common share	$ (0.02)	$ (0.01)
Weighted average common shares outstanding	5,266,212	5,266,212

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	Common stock shares	Amount	Additional paid in capital	Accumulated deficit	Total stockholders' deficit
Balance, June 30, 2001	26,328,028	$ 263,300	$ 3,395,600	$ (5,804,000)	$ (2,145,100)
1 for 5 reverse stock split (Note 8)	(21,061,816)
Services contributed by officers	--	--	15,300	--	15,300
Net loss	--	--	--	(32,800)	(32,800)
Balance, June 30, 2002	5,266,212	263,300	3,410,900	(5,836,800)	(2,162,600)
Services contributed by officers	--	--	26,400	--	26,400
Net loss	--	--	--	(118,500)	(118,500)
Balance, June 30, 2003	5,266,212	$ 263,300	$ 3,437,300	$ (5,955,300)	$ (2,254,700)

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$ (118,500)	$ (32,800)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in:
Note receivable, related party	--	85,900
Other assets	200	(200)
Increase (decrease) in:
Accounts payable and other liabilities	9,500	(23,800)
Accounts payable, related parties	9,000	(11,000)
Accrued interest payable	69,400	69,500
Deferred revenue	--	(107,100)
Services contributed by officers	26,400	15,300
Net cash used in operating activities	(4,000)	(4,200)
Net decrease in cash	(4,000)	(4,200)
Cash at beginning of period	4,400	8,600
Cash at end of period	$ 400	$ 4,400
Schedule of noncash activities:
Modification of accrued payables	$ --	$ 21,500
Services contributed by officers	$ 26,400	$ 15,300

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

1. Summary of significant accounting policies:

Organization and nature of business:

Global Gaming Technology, Inc., a Delaware corporation (the "Company") was incorporated in 1973. The Company had been dormant for several years until October 6, 2000, when the Company entered into a contract for the sale of used electronic gaming devices and coinless games of chance. As a result of the Company's inability to perform in this market due to competition from large manufacturers, jurisdictional regulatory laws and the Company's inability to obtain funding, the Company made a decision to seek new business opportunities.

On June 30, 2003, the management of the Company signed a binding letter of intent to merge with Left Right Marketing & Technology, Inc., a private Nevada corporation ("LRMT"). In anticipation of closing the merger with LRMT, more fully disclosed in Note 9, on July 30, 2003, Global filed an amendment to its Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of its outstanding shares of common stock, and (iii) increase its authorized shares of common stock to 100,000,000 shares, $.001 par value, and 25,000,000 shares of preferred stock $.001 par value.

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

2. Organization's ability to continue as a going concern:

The Company lacks the resources to be competitive at the present time.  As of June 30, 2003, the Company has negative working capital of $2,254,900 and stockholder's deficit of $2,254,700.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has generated limited revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its operations, incurring costs and expenses. In addition, the Company's activities since inception have been financially sustained by loans and securities sales.

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

2.  Organization's ability to continue as a going concern (continued):

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of its securities and, ultimately, the achievement of significant operating revenues. The Company plans to raise an additional $6,000,000 through equity offerings in order to continue operations for the next 12 months. However, there is no assurance that the Company will be successful in raising the additional capital.  The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Related party transactions:

Notes payable at June 30, 2003 and 2002 consist of $841,500 due to stockholders, bearing interest at 8% and 10%, and are due on demand. Accrued interest at June 30, 2003 and 2002 was $1,393,300 and $1,323,900, respectively, and the company incurred interest expense of $69,400 during each of the years then ended.

Accounts payable, related parties consists of amounts due to stockholders and a company under common control, are non-interest bearing, and due on demand.

During the years ended June 30, 2003 and 2002, two officers contributed their services, valued at $26,400 and $15,300, respectively to the Company. Constance Koplow, Director, contributed services valued at $10,700 and $8,400, and Glen E. Wichinsky, President, contributed services valued at $15,700 and $6,900. The values were determined based upon a reasonable estimate of the value of services provided.

4. Revenue:

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

5. Income taxes:

The benefit for income taxes is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of the net income tax benefit follows:
	2003	2002
Computed tax benefit at federal statutory rate	$ 40,300	$ 11,200
Expired net operating loss carryforwards	(153,500)	(73,800)
Non-deductible expenses	(9,000)	(5,100)
Change in deferred income tax valuation allowance	122,200	67,700
	$ --	$ --

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

5. Income taxes (continued):

The provision for federal and state income taxes consisted of the following:

Year ended June 30,
	2003	2002
Current	$ --	$ --
Deferred	--	--
	$ --	$ --
The deferred tax asset consisted of the following:
Net operating loss carryforwards	$ 684,400	$ 806,600
Valuation allowance	(684,400)	(806,600)
Net deferred tax asset	$ --	$ --

The Company has a net operating loss ("NOL") carryforward for federal income tax reporting purposes at June 30, 2003 of approximately $2,013,000. A portion of the NOL expires after each year.

6. Notes payable, related parties:

Notes payable, related parties at June 30, 2003 and 2002 consisted of the following:

	June 30, 2003	June 30, 2002
Note payable to Michael Wichinsky, a stockholder, bearing interest at 8%, due on demand.	$ 511,600	$ 511,600
Note payable to Michael Wichinsky, a stockholder, bearing interest at 10%, due on demand.	105,500	105,500
Note payable to the estate of William T. O'Donnell, Sr., a stockholder, bearing interest at 8%, due on demand.	224,400	224,400
	$ 841,500	$ 841,500

The Company incurred interest expense totaling $69,400 on these notes during each of the years ended June 30, 2003 and 2002.

The Notes to Financial Statements are an integral part of these statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

7. Other income:

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

8. Stock split:

On June 30, 2003, the Board of Directors authorized a 1 for 5 reverse stock split of the Company's issued and outstanding common stock in connection with the Binding Letter of Agreement. No fractional shares were issued in connection with the reverse split.  Stockholders received one additional share for any fractional shares.  The reverse split was consummated on July 30, 2003. As a result, the number of issued and outstanding shares was reduced to 5,266,212. All references in the accompanying financial statements to the number of common shares and per share amounts for 2002 and 2003 have been restated to reflect the stock split

9. Commitments and contingencies:

Concentration:

All of the Company's sales during the year ended June 30, 2002 were with one customer.

On June 30, 2003, the management of the Company signed a binding letter of intent to merge with Left Right Marketing & Technology, Inc., a private Nevada corporation ("LRMT"). In anticipation of closing the merger with LRMT, on July 30, 2003, Global filed an amendment to its Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of its outstanding shares of common stock, and (iii) increase its authorized shares of common stock to 100,000,000 shares, $.001 par value, and 25,000,000 shares of preferred stock $.001 par value.

As of June 30, 2003, LRMT has no operations, stock subscriptions receivable of $26,390, stockholders' equity of $26,390 and 26,390,000 shares outstanding with a par value of $0.001.

The Notes to Financial Statements are an integral part of these statements.

