Form 10QSB
period 2003-09-30
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2003-11-14
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Commission file number 0-9047

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0314487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6600 Amelia Earhart Court
Las Vegas, Nevada	89119
(Address of Principal Executive Offices)	(Zip Code)

(702) 260-9305

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2003, was 42,456,212 shares, held by approximately 2,672 shareholders.

Transitional Small Business Disclosure Format (check one):

Yes           No    X

ITEM 1. FINANCIAL STATEMENTS

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2003
Assets

Current assets:
Cash	$ 1,760
Due from Crazy Grazer.com, LLC	437,833
Total current assets	439,593

$ 439,593

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$ 451,560
Accounts payable - related party	22,672
Other current liabilities	13,246
Total current liabilities	487,478

Stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,456,212 shares issued and outstanding	300,490
Additional paid-in capital	4,526,600
(Deficit) accumulated during development stage	(4,884,975)
(47,885)

$ 439,593

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002

Revenue	$ -	$ -

Expenses:
General and administrative expenses	93,062	20,948
Legal fees	427,600	-
Advertising and promotion - related party	22,199	-
Consulting fees - related party	5,000	-
Compensation expense	36,390	-
Total expenses	584,251	20,948

Net (loss) from operations	(584,251)	(20,948)

Other income (expense):
Gain on extinguishment of debt	1,669,392	-
Interest expense	(14,816)	(17,500)

Net income (loss)	$ 1,070,325	$ (38,448)

Weighted average number of common shares outstanding - basic and fully diluted	36,664,814	26,328,028

Net income (loss) per share - basic and fully diluted	$ 0.03	$ (0.00)

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002

Cash flows from operating activities
Net Income (Loss)	$ 1,070,325	$ (38,448)
Shares issued as compensation to related parties	36,390	-
Services contributed by officers	-	8,812
Gain on extinguishment of debt	(1,669,392)
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
(Due from) Crazy Grazer.com, LLC	(437,833)	-
Decrease in deposits/prepayments	-	190
Decrease in accounts payable	451,560	10,223
Increase in accounts payable-related party	22,672	-
Increase in accrued interest-related party	14,692	-
Increase in other current liabilities	13,246	17,500
Net cash (used) by operating activities	(498,340)	(1,723)

Cash flows from financing activities
Cash acquired through merger with LRMT-NV	500,100	-
Net cash provided by financing activities	500,100	-

Net increase (decrease) in cash	1,760	(1,723)
Cash - beginning	-	4,405
Cash - ending	$ 1,760	$ 2,682

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-cash transactions:
Number of shares issued as compensation to related parties	36,390,000	-
Services contributed by officers	$ -	$ 8,812

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Left Right Marketing Technology, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary Left Right Marketing & Technology, Inc., a Nevada Corporation.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via a private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Financial Statements

Note 3 - Acquisition agreement

On September 29, 2003, the Company entered into an Acquisition Agreement and Plan of Merger (the "Agreement") to acquire Left Right Marketing & Technology, Inc. (LRMT-NV), a Nevada corporation. The Agreement stipulates a stock-for-stock swap whereby the Company issued 36,390,000 shares of its $0.001 par value common stock in exchange for 100% of the outstanding shares of LRMT-NV. The acquisition has been accounted for as compensation to the LRMT-NV shareholders valued at $36,390, the par value of the underlying shares.

LRMT-NV held a letter of intent to acquire Crazy Grazer.com, LLC (Crazy Grazer), an internet marketing and branding company, upon satisfaction of certain due diligence criteria. The Company executed a new letter of intent with Crazy Grazer on September 29, 2003.

Note 4 - Due from Crazy Grazer.com, Inc.

During the three months ended September 30, 2003, the Company advanced $437,833 to Crazy Grazer.com, Inc., a Company which is a merger candidate pursuant to a letter of intent dated September 29, 2003 (see Note 3 above). The advances are non-interest bearing and due on demand.

Note 5 - Stockholders' equity

The Company is authorized to issue 25,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On June 30, 2003, the Company's Board took action to do the following: (1) Recapitalize the Company's capital stock structure. By this action, the Company effectuated a five (5) for one (1) reverse split of its issued common stock; (2) Increase the authorized number of shares of common stock from 27,000,000 to 100,000,000 and the number of shares of preferred stock from 1,000,000 to 25,000,000 shares.

On September 29, 2003, the Company issued 36,390,000 shares of its $0.001 par value common stock pursuant to a 100% share acquisition of Left Right Marketing & Technology, Inc., a Nevada corporation.

On September 29, 2003, the Company agreed to issue 800,000 shares of its $0.001 par value common stock pursuant to an equity-for-debt agreement. The fair market value of the shares on the date of issuance was $600,000.

As of September 30, 2003, the company owed a law firm 510,000 shares of the Company's $0.001 par value common stock for services valued at $382,500. These shares were not issued as of September 30, 2003, but the expense has been recorded in the liabilities reflected in the balance sheet.

There have been no other issuances of common and/or preferred stock.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Financial Statements

Note 6 - Gain on extinguishment of debt

On September 29, 2003, the Company entered into an equity-for-debt agreement with its note holders whereby the Company agreed to issue 800,000 shares of its $0.001 par value common stock with a fair market value of $600,000 in satisfaction of $2,249,492 in combined notes payable and accrued interest. The difference of $1,649,492 is recognized as gain on extinguishment of debt.

Note 7 - Changes in management

On July 30, 2003, the board of directors of the Company, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the Company to serve until the next annual meeting of shareholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Registrant's President, Secretary and Treasurer and Richard M. "Mick" Hall was appointed as President, Secretary and Treasurer of the Company.

On August 1, 2003, Richard M. "Mick" Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

Note 8 - Related party transactions

During the three months ended September 30, 2003, the Company accrued and expensed $22,199 in advertising and promotion services to Hall Communications, Inc., a Company shareholder.

During the three months ended September 30, 2003, the Company paid for and expensed $5,000 in consulting fees to Matthew Schultz, a Company shareholder.

Item 2. Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Left Right Marketing Technology, Inc. a Delaware corporation ("LRMK"), formerly named Global Gaming Technology, Inc., was incorporated in 1973. On June 30, 2003, the management of LRMK signed a binding letter of intent to merge with Left Right Marketing & Technology, Inc., a private corporation ("LRMT"). In anticipation of closing of the merger with LRMT, on July 30, 2003, LRMK filed an amendment to its Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of its outstanding shares of common stock, and (iii) increase its authorized shares of common stock to 100,000,000 shares, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. The original certificate of amendment filed with the Delaware Secretary of State contained several typographical errors, therefore, on September 29, 2003 a new Certificate of Amendment was filed in Delaware.

On July 30, 2003, the board of directors of LRMK, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the company to serve until the next annual meeting of shareholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Company's President, Secretary and Treasurer and Richard M. "Mick" Hall was appointed as President, Secretary and Treasurer of the Company.

On August 1, 2003, Richard M. "Mick" Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

Reverse Merger

Effective September 29, 2003, LRMK (formerly Global Gaming Technology, Inc.) completed a reverse merger by and among LRMK, Global Gaming Technologies, Inc., a Nevada corporation ("GGTI") and wholly-owned subsidiary of LRMK, and LRMT, whereby LRMK issued 36,390,000 shares of its restricted common stock in exchange for 100% of LRMT's outstanding common stock. Pursuant to the terms of the merger, LRMT merged with GGTI wherein GGTI ceased to exist and LRMT became a wholly-owned subsidiary of LRMK.

The Company's primary motivation for the merger was to obtain, from LRMT, the right to acquire Crazy Grazer LLC, a Nevada limited liability company currently operating an online shopping mall website, www.CrazyGrazer.com. The Company entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and anticipated completion of a definitive agreement by mid-October. Due to Crazy Grazer devoting the majority of its time in upgrading CrazyGrazer.com and other circumstances, preparation of the definitive agreement was delayed. Now that the website has been upgraded, the Company and Crazy Grazer are diligently working towards finalization of the definitive agreement. A copy of the letter of intent with Crazy Grazer was attached as an exhibit to Form 10-KSB filed on October 1, 2003.

Plan of Operation

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

CrazyGrazer.com is the brainchild of co-founders Richard M. "Mick" Hall, a leader in the field of brand development, and Dan Dietrich, a seasoned developer of online stores. Prior to joining the Company as CEO, president and chairman, Mr. Hall founded and ran a brand development agency, Hall Communications, Inc., where he worked with companies such as Baywatch Productions, Caesars Palace, DirecTV, Don King Productions, Fox Broadcasting, Hard Rock Hotel and Casino, Hilton Hotels Corporation, Hyatt Hotel Corporation, Kodak Entertainment, La-Z-Boy, Showcase Shoppes, NASCAR Cafe, Paramount Theme Parks, Planet Hollywood, Consumer Electronics, SEGA, Sirius Satellite Radio, Sunkist Growers, Top Rank Boxing, Warner Brothers Records, WB Restaurants, Virgin Interactive and 1-800-Collect.

Prior to the launch of CrazyGrazer.com in December of 2002, Mr. Dietrich spent the previous five years directing the development and operation of several multi-million dollar online merchants, where he developed strong relationships with marketing partners, goto.com, overture.com, google.com, yahoo.com, and aol.com.

In late 2002, CrazyGrazer.com launched the "beta version" (CG 1.0) of their web-base shopping mall. Starting with a limited product offering, CrazyGrazer.com spent the first six months of 2003 refining their business practices to find the most effective and efficient methods of competing in this highly lucrative and competitive commercial arena.

The Company has identified five key "mission critical" components to operating a successful online store. They are:

  attracting and retaining customers;

  converting visitations to sales;

  developing and maintaining strong banking relationships;

  developing and maintaining strong supplier relationship; and

  shipping products in a timely and efficient manner.

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

CrazyGrazer.com retains customers through the development of meaningful relationship with each customer that includes a comprehensive customer affinity program and customer relationship management (CRM).

Communicating CrazyGrazer.com's key points of differentiation in a way that is relevant to their consumers will play a key role in the continued growth and retention of their community of customers. In conjunction with the launch of the latest version of their site (CG 3.0), CrazyGrazer.com launched a national brand awareness campaign. Rock Newman, President/CEO of CrazyGrazer, LLC, officially kicked off this campaign by introducing CrazyGrazer.com to the listeners of "IMUS in the Morning," while appearing as a guest on October 1, 2003. IMUS in the Morning is a nationally syndicated radio show with 96 affiliates nationwide in 69 markets, simultaneously broadcast on MSNBC, a cable network reaching 276,000 total households.

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

Functionality

An effective online shopping mall must be functional. The CrazyGrazer.com site is built on a robust e-commerce enterprise platform and meets or exceeds the functionality of major e-commerce sites. Statistics support the fact that people fell more comfortable purchasing products from Internet sites that function well. CrazyGrazer.com is positioned to consistently exceed this expectation.

Look and Feel

CrazyGrazer.com is simple to use, "feels good" due to the fact that they spent a great deal of time and resources on the overall look and feel of the site, which encourages visitors to purchase by heightening the perceptive value of the product offering rather than providing the lowest prices on the internet.

Effectiveness of the Brand

Strong brands are built by controlling consumer perceptions and managing customer experiences. CrazyGrazer.com's number one objective is to build a strong "CrazerGrazer.com" brand that has meaning and relevance to their customers, and to strongly support the individual brands of the products that they carry through their brand-centric approach to online shopping. This is in sharp contrast to their competitors.

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

Satisfaction of our cash obligations for the next 12 months. We intend to build the world's most brand-centric, customer-friendly online shopping mall. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our revised plan of operation.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently 3 full-time employees. Should the Crazy Grazer acquisition occur, the Company will have approximately 35 full-time and 3 part-time employees.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from operations of Crazy Grazer, if and when, we complete the acquisition, which may take the next few months to complete. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, complete the Crazy Grazer acquisition, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product packaging, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 3. Controls and Procedures

  Under the supervision and with the participation of our management, including our President and chief accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our President and chief accounting officer concluded that our disclosure controls and procedures are effective.

   There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On July 30, 2003, we effectuated a 1 for 5 reverse split (for every 5 shares currently owned, each stockholder received 1 share), thus decreasing our common stock issued and outstanding from 26,328,028 shares to approximately 5,266,212 shares (fractional shares were rounded up to the next whole share).

On September 26, 2003, we executed a Retainer Agreement with Stoecklein Law Group ("SLG"), whereas SLG shall furnish various professional services and advice as requested by us. Pursuant to the agreement we agreed to issue to SLG 510,000 shares of our $0.001 par value common stock for legal fees. The shares will be issued pursuant to Rule 4(2) of the Securities Act of 1933.

Effective September 29, 2003, we completed the merger with LRMT, whereby we issued 36,390,000 shares of our common stock in exchange for 100% of LRMT's outstanding common stock. In connection with such issuance, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. In this transaction, we issued stock to a total of seventeen individuals. This was a unique transaction for the sole purpose of affecting the merger with LRMT, and no similar transactions were entered into during the previous six months of such transaction or since the closing of the transaction, we supplied information to each recipient. We did not publish any advertisement, article, notice or other communication intended for public distribution regarding our intent to make this offering, and the officers and directors of LRMT were introduced to our former officers and directors through our previous business contacts. The recipients represented to us that the shares were being acquired for investment purposes only and not for resale, and in addition, the stock certificates issued to the recipients contained a restrictive legend in accordance with Rule 144. The stock issued to the recipients has not been sold since closing. There were no underwriters.

On September 29, 2003, we entered into an Equity-For-Debt Exchange Agreement with Michael Wichinsky (hereinafter referred to as the "Note Holder"). Whereas, the parties have agreed to exchange $1,928,964.57 of current notes, including principal of $617,134.41 and accrued interest of $1,311,830.16 payable to the Note Holder for 586,400 shares of our restricted common stock as follows:

  the Note Holder will deliver or cause to be delivered to the Company the original Notes together with appropriate executed transfer documents, and the Company will cause to be issued to the Note Holder a total of 586,400 shares of our common stock (the "Shares") in exchange for payment of the Notes plus all claims arising out of or relating to the Notes, including, but not limited to, any accrued but unpaid interest thereon.

The terms and conditions are contained in the Equity-For-Debt Exchange Agreement attached as exhibit to Form 8-K filed on October 20, 2003.

Additionally, on September 29, 2003, we entered into an Equity-For-Debt Exchange Agreement with the Estate of William T. O'Donnell, Sr. (hereinafter referred to as the "Note Holder"). The parties have agreed to exchange $320,526.54 of current notes, including principal of $224,357.35 and accrued interest of $96,169.19 payable to the Note Holder for 213,600 shares of our restricted common stock as follows:

  the Note Holder will deliver or cause to be delivered to the Company the original Notes together with appropriate executed transfer documents, and the Company will cause to be issued to the Note Holder a total of 213,600 shares of our common stock (the "Shares") in exchange for payment of the Notes plus all claims arising out of or relating to the Notes, including, but not limited to, any accrued but unpaid interest thereon.

The terms and conditions are contained in the Equity-For-Debt Exchange Agreement attached as exhibit to Form 8-K filed on October 20, 2003.

Item 3. Defaults by the Company upon its Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 7, 2003, the holders of a majority of our outstanding shares of Common Stock (14,085,213 shares or 53.51%) approved amending our Certificate of Incorporation to:

  change of the Company's name to Left Right Marketing Technology, Inc.

  increase our authorized capital to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share.

  approve a 5 for 1 reverse split of our outstanding common stock.

On July 30, 2003, we filed an amendment to our Certificate of Incorporation to effectuate the above changes. However, the original certificate of amendment filed with the Delaware Secretary of State contained several typographical errors, therefore, on September 29, 2003 a new Certificate of Amendment was filed in Delaware.

Resignation of Directors and appointment of new Directors

On July 30, 2003, the board of directors of LRMK, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the company to serve until the next annual meeting of shareholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Company's President, Secretary and Treasurer and Richard M. "Mick" Hall was appointed as President, Secretary and Treasurer of the Company.

On August 1, 2003, Richard M. "Mick" Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

Letter of Intent with Crazy Grazer LLC

On September 29, 2003, we entered into a binding letter of intent with Crazy Grazer LLC., and anticipated completion of a definitive agreement by mid-October. Due to Crazy Grazer devoting the majority of its time in upgrading CrazyGrazer.com and other circumstances, preparation of the definitive agreement was delayed. Now that the website has been upgraded, the Company and Crazy Grazer are diligently working towards finalization of the definitive agreement. For more information about Crazy Grazer please see Plan of Operation.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

2(a)**	Agreement and Plan of Merger among Left Right Marketing Technology, Inc. (DE), Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV).
3(i)(a)**	Certificate of Amendment for Left Right Marketing Technology, Inc. (DE).
3(i)(b)**	Articles of Incorporation for Left Right Marketing & Technology, Inc. (NV).
3(i)(c)**	Certificate of Merger between Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV).
3(ii)(a)**	Bylaws of Left Right Marketing Technology, Inc. (DE).
3(ii)(b)**	Bylaws of Left Right Marketing & Technology, Inc. (NV).
10(a)**	Letter of Intent between Crazy Grazer and Left Right Marketing Technology, Inc.
10(b)*****	Equity-For-Debt Exchange Agreement with Michael Wichinsky.
10(c)*****	Equity-For-Debt Exchange Agreement with The Estate of William T. O'Donnell, Sr.
16(a)***	Letter of Bradshaw, Smith & Co., LLP regarding the change in certifying accountant.
16(b)*******	Letter of Beckstead and Watts, LLP. Regarding the change in certifying accountant.
31*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
99(a)**	Press Release dated September 30, 2003.
99(b)****	Press Release dated October 8, 2003.
99(c)*****	Press Release dated October 16, 2003.
99(d)******	Press Release dated October 28, 2003.

* Filed herewith

** Filed in Form 8-K/A on October 1, 2003

*** Filed in Form 8-K/A on October 8, 2003

**** Filed in Form 8-K on October 9, 2003

***** Filed in Form 8-K on October 20, 2003

****** Filed in Form 8-K on October 28, 2003

******* Filed in Form 8-K on October 30, 2003

(b) Form 8-K

Form 8-K/A filed October 1, 2003, Merger between Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV).

Form 8-K filed October 6, 2003, Change of Auditor.

Form 8-K/A filed October 8, 2003, Change of Auditor.

Form 8-K filed October 9, 2003, Press Release dated October 8, 2003.

Form 8-K filed October 20, 2003, Debt-For-Exchange Agreements.

Form 8-K filed October 28, 2003, Press Release dated October 28, 2003.

Form 8-K filed October 30, 2003, Change of Auditor and Change in Fiscal Year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Registrant)

By:/s/ Richard M. "Mick" Hall

      Richard M. "Mick" Hall, President

Date: November 13, 2003