Form 10KSB
period 2003-12-31
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2004-04-19
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2003 to December 31, 2003

Commission file number: 0-9047

LEFT RIGHT MARKETING TECHNOLOGY, INC.

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

Common Stock, $.001 par value

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2003. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 12, 2004 was $4,065,792.08 based on a share value of $0.34.

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2004, was 43,938,212 shares, held by approximately 2,670 stockholders.

Transitional Small Business Disclosure Format (check one): Yes ______ No X

LEFT RIGHT MARKETING TECHNOLOGY, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

PART I	Page(s)
Item 1.	Description of Business	1-6
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	8-14
Item 6.	Plan of Operation	14-17
Item 7.	Financial Statements	17
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	17-18
Item 8A.	Controls and Procedures	18-19

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	19-23
Item 10.	Executive Compensation	23-24
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25-26
Item 12.	Certain Relationships and Related Transactions	26-27
Item 13.	Exhibits and Reports on Form 8-K	27-28
Item 14	Principal Accountant Fees and Services	29

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

In this filing references to "Company," "we," "our," and/or "us," refers to Left Right Marketing Technology, Inc., a Delaware corporation (formerly Global Gaming Technology, Inc.).

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

The Company's primary motivation for the merger was to obtain, from LRMT, the right to acquire Crazy Grazer, LLC, a Nevada limited liability company ("Crazy Grazer") currently operating an online shopping mall website, www.CrazyGrazer.com. The Company entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the merger/acquisition of Hall Communications, Inc., a Nevada corporation. A copy of the original letter of intent with Crazy Grazer was attached as an exhibit to Form 10-KSB filed on October 1, 2003 and the revised letter of intent was filed as an exhibit to Form 8-K filed on March 19, 2004.

On October 29, 2003, our board of directors approved a change in our year-end from June 30 to December 31.

Subsequent Events

Acquisition Agreement and Plan of Merger

On March 31, 2004, we entered into an Acquisition Agreement and Plan of Merger among LRMT, our wholly owned subsidiary, and Crazy Grazer, whereby we agreed to issue 950,000 shares of our Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred shall be convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer following completion of the Merger. The actual milestones and conversion ratios shall be set forth in a Certificate of Designation to be attached to the merger agreement upon Closing. The merger is structured as a reverse-triangular merger whereby Crazy Grazer will be merged with LRMT wherein LRMT will cease to exist and Crazy Grazer will became our wholly owned subsidiary.

Richard M. ("Mick") Hall is the sole member of Crazy Grazer and is also our current CEO, President, majority stockholder and a director. Mr. Hall has agreed to abstain as to any voting as a director of the Company on the Merger, due to his involvement with each of the parties to the Merger.

Closing of the merger is subject to the receipt of the Crazy Grazer audit and the satisfaction of other customary conditions. As we are not a constituent corporation to the Merger, under current Delaware law, our stockholders will not be entitled to vote upon the Merger. The merger is anticipated to close on or before April 30, 2004.

A copy of the Acquisition Agreement and Plan of Merger among the Company, LRMT and Crazy Grazer was filed as an exhibit to Form 8-K filed on April 1, 2004.

The Company has an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its intended business operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

Our business is primarily based upon the successful completion of the merger with Crazy Grazer. To a lesser degree, we will focus on completing the merger with Hall Communications. In the event we are unsuccessful in acquiring either Crazy Grazer or Hall Communications, then, in that event we will be forced into either seeking another business opportunity or developing our own.

Concurrently with the closing of the Crazy Grazer merger, the majority of our business will be conducted through Crazy Grazer as our wholly owned subsidiary and to a lesser extent through Hall Communications as another wholly owned subsidiary, if and when we complete a merger with Hall Communications.

Crazy Grazer's Mission

Crazy Grazer's mission is to build a brand-centric, customer-friendly online shopping mall, where customers can buy virtually anything they are looking for, in an environment that delivers a buying experience consistent with their favorite mall or specialty store, and present products in a manner that is consistent with their favorite brand and to offer its customers a large selection of products and services. Crazy Grazer currently owns and operates the website www.CrazyGrazer.com.

CrazyGrazer.com is the brainchild of co-founders Mick Hall, a major contributor in the field of brand development and our current CEO and president, and Dan Dietrich, a seasoned developer of online stores. Mr. Hall founded and continues to run a brand development agency, Hall Communications, Inc., where he has worked with companies such as Baywatch Productions, Caesars Palace, DirecTV, Don King Productions, Fox Broadcasting, Hard Rock Hotel and Casino, Hilton Hotels Corporation, Hyatt Hotel Corporation, Kodak Entertainment, La-Z-Boy, Showcase Shoppes, NASCAR Cafe, Paramount Theme Parks, Planet Hollywood, RCA Consumer Electronics, SEGA, Sirius Satellite Radio, Sunkist Growers, Top Rank Boxing, Warner Brothers Records, WB Restaurants, Virgin Interactive and 1-800-Collect.

Prior to the launch of CrazyGrazer.com in December of 2002, Mr. Dietrich spent the previous five years directing the development and operation of several multi-million dollar online merchants, where he developed strong relationships with marketing partners, goto.com, overture.com, google.com, yahoo.com and aol.com.

In late 2002, CrazyGrazer.com launched the "beta version" (CG 1.0) of their web-based shopping mall. Starting with a limited product offering, CrazyGrazer.com spent the first six months of 2003 refining their business practices to find the most effective and efficient methods of competing in the ecommerce industry.

Crazy Grazer has identified five key "mission critical" components to operating a successful online store. They are:

  attracting and retaining customers;

  converting visitations to sales;

  developing and maintaining strong banking relationships;

  developing and maintaining strong supplier relationships; and

  shipping products in a timely and efficient manner.

Hall Communications

Hall Communications is a boutique branding agency with offices in Las Vegas and Los Angeles. Founded in 1991 by Mick Hall, the company specializes in brand development, brand positioning and product launches, with a specialty in hospitality, gaming and consumer products. Utilizing its Brand Development Process, Hall's objectives are:

  to create top-of mind awareness, support and elevate the perceptive value of its clients' products and services in the mind of the consumer;

  to develop customer-centered programs that result in strong relationships with clients; and

  to develop brand programs that are effective platforms for retail advertising and promotions.

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

Marketing Technology

Today, virtually 100% of online shopping is done via PC, either at home or at work. In addition to competing in the existing Internet space, our business model will employ several revolutionary e-commerce marketing strategies.

Personnel

The Company currently has 16 full time employees. Should the Crazy Grazer acquisition occur, the Company will have approximately 54 full time employees.

Consultants

Subsequent Events

Steve Fernlund: On January 13, 2004, we executed a Consulting Engagement Agreement with Steve Fernlund, wherein Mr. Fernlund agreed to provide us with consulting services relating to the business processes, fulfillment and logistics, relating to potential merger/acquisition candidates; including Hall Communications and Crazy Grazer. Mr. Fernlund agreed to provide recommendations and implementation plans as well as assume primary responsibility for implementation of all developed initiatives agreed by us. These initiatives include but are not limited to:

  Evaluation of Current Logistics Contracts

  Develop Comprehensive Logistical Implementation Plan

  Contract Negotiation with Logistics/Shipping Vendors

The term of the agreement commenced on December 1, 2003 and will conclude on May 31, 2004, unless extended by mutual agreement of both parties. We issued 20,000 shares of our common stock to Mr. Fernlund for his engagement. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on January 23, 2004. We also agreed to pay for travel and expenses incurred in the performance of the agreement. A copy of the Consulting Engagement Agreement was attached as an exhibit to Form S-8 filed on January 23, 2004.

Robert Ziems: On January 13, 2004, we executed a Consulting Engagement Agreement with Robert Ziems, wherein Mr. Ziems agreed to provide us with legal advice regarding the business process, procedures, and finance relating to potential merger/acquisition candidates; including Hall Communications and Crazy Grazer. Mr. Ziems agreed to provide recommendations and implementation plans as well as assume primary responsibility for implementation of all developed initiatives agreed by us. These initiatives include but are not limited to:

  Legal Entity Structure Evaluation

  Legal Entity Restructuring Initiative Implementation

The term of the agreement commenced on January 9, 2004 and concluded on February 28, 2004. We issued 72,000 shares of our common stock to Mr. Ziems for his engagement. Further, we guaranteed to issue additional shares, if necessary, to Mr. Ziems to guarantee a current value of $72,000 for the shares. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on January 23, 2004. A copy of the Consulting Engagement Agreement was attached as an exhibit to Form S-8 filed on January 23, 2004.

C2 Consulting Inc.: On January 13, 2004, we executed a Consulting Engagement Agreement with C2 Consulting Inc. ("C2"), wherein C2 agreed to provide consulting services relating to the businesses, finances, logistics, and systems project management relating to potential merger/acquisition candidates; including Hall Communications and Crazy Grazer. C2, through its President, Mark Newburg, agreed to provide recommendations and implementation plans as well as assume primary responsibility for implementation of all C2 developed initiatives agreed by us. These initiatives include but are not limited to:

  Financial Restructuring

  Legal Entity Structure Evaluation

  Legal Entity Restructuring Initiative Implementation

  Development and Implementation of General Banking Relationship(s)

  Development and Implementation of Merchant Banking Relationships for Credit Card Processing

  Development of Roadshow Document

  Evaluation of Current Logistics Implementation Plan

  Develop Comprehensive Logistical Implementation Plan

  Contract Negotiations with Logistics/Shipping Vendors

The term of the agreement commenced on December 1, 2003 and was to conclude on May 31, 2004, however the agreement terminated on February 19, 2004, when Mr. Newburg became Senior Vice President, Chief Operating Officer and Director of the Company. We issued 160,000 shares of our common stock to C2 under the terms of the agreement. We also agreed to pay for travel and expenses incurred in the performance of the agreement. As of March 30, 2004, 160,000 shares of our common stock were issued to Mr. Newburg. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on January 23, 2004. A copy of the Consulting Engagement Agreement was attached as an exhibit to Form S-8 filed on January 23, 2004.

Arnaldo Galassi: On January 13, 2004, we executed a Consulting Engagement Agreement with Arnaldo Galassi, wherein Mr. Galassi agreed to provide us with consulting services relating to the business processes and finances relating to potential merger/acquisition candidates; including Hall Communications and Crazy Grazer. Mr. Galassi agreed to provide recommendations and implementation plans as well as assume primary responsibility for implementation of all developed initiatives agreed by us. These initiatives include but are not limited to:

  Financial Restructuring

  Development and Implementation of General Banking Relationship(s)

  Development and Implementation of Merchant Banking Relationships for Credit Card Processing

  Development of Roadshow Document

The term of the agreement commenced on December 1, 2003 and concluded on February 29, 2004, when Mr. Galassi became Chief Financial Officer and Director of the Company. We issued Mr. Galassi 20,000 shares of our common stock for his engagement. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on January 23, 2004. The Consulting Engagement Agreement was attached as an exhibit to Form S-8 filed on January 23, 2004.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases an executive office building, comprised of approximately 16,496 square feet, at 6600 Amelia Earhart Court, Las Vegas, Nevada 89119. The building is owned by DS Properties, a company wholly owned by Mick Hall, our president, CEO and majority stockholder.

Lease Agreement

On October 1, 2003, we entered into a Lease Agreement with DS Properties ("DSP"), wherein we agreed to lease the executive office building mentioned above. The term of the lease commenced on October 1, 2003 and will terminate in 60 months. We agreed to pay DSP $30,000 per month, which represents the fair market value of rent on a comparable office building in the Las Vegas market.

Sublease Agreement with Hall Communications, Inc.

On October 1, 2003, we entered into a Sublease Agreement with Hall Communications, wherein we agreed to sublease approximately 2,500 square feet of our building to Hall Communications for $5,000 per month. The term of the sublease commenced in October 1, 2003 and will terminate in 36 months.

Sublease Agreement with Crazy Grazer, LLC

On October 1, 2003, we entered into a Sublease Agreement with Crazy Grazer, wherein we agreed to sublease approximately 7,500 square feet of our building to Crazy Grazer for $17,000 per month. Term of the sublease commenced on October 1, 2003 and will terminate in 36 months.

The DSP Lease Agreement, Sublease Agreement with Hall Communications, Inc. and Sublease Agreement with Crazy Grazer are attached hereto as Exhibits.

Potential Conflict of Interest

Mick Hall, our president, CEO, majority stockholder and a director, is the sole owner of Crazy Grazer, Hall Communications and DS Properties. We have evaluated the terms of the leases and find them to be at or below comparable market value for like office space. Our board, with Mr. Hall abstaining, has consented to and approved the above lease agreements. Please see Certain Relationships and Related Party Transactions on page 24 for further discussion of Mr. Hall's involvement with other companies.

ITEM 3. LEGAL PROCEEDINGS.

The Company may from time to time be involved in routine legal matters incidental to its business; however, at this point in time it is currently not involved in any litigation, nor is it aware of any threatened or impending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our stockholders in the fourth quarter of 2003. However, on July 7, 2003, the holders of a majority of our outstanding shares of Common Stock (14,085,213 shares or 53.51%) approved amending our Certificate of Incorporation to:

  change our name to Left Right Marketing Technology, Inc.

  increase our authorized capital to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, $0.001 par value per share.

  approve a 1 for 5 reverse split of our outstanding common stock.

On July 30, 2003, we filed an amendment to our Certificate of Incorporation to effectuate the above changes. However, the original certificate of amendment filed with the Delaware Secretary of State contained several typographical errors, therefore, on September 29, 2003 a new Certificate of Amendment was filed in Delaware. A copy of the corrected Certificate of Amendment was attached as an exhibit to Form 8-K filed on October 1, 2003.

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

	2003		2002
	High	Low	High	Low
1st Quarter	0.01	0.01	0.02	0.02
2nd Quarter	0.02	0.01	0.02	0.02
3rd Quarter	1.03	0.01	0.03	0.02
4th Quarter	4.02	0.81	0.02	0.01

Note: We traded on the OTC:BB through August 25, 2003 under the symbol "GBTE". From August 25, 2003 through September 23, 2003, as a result of our name change, our OTC:BB trading symbol was changed from "GBTE" to "LRMKV." On September 24, 2003 our symbol was changed to "LRMK."

Holders of Common Stock

As of April 12, 2004, we had approximately 2,670 stockholders of record of the 43,938,212 shares outstanding.

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

Consultant and Employee Stock Compensation Plan

We currently maintain a consultant and employee stock compensation plan to allow the Company to compensate officers, directors, employees, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The effective date of the consultant and employee stock compensation plan is January 20, 2004. The following table sets forth information regarding outstanding shares issued under the plan and shares reserved for future issuances under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under consultant and employee compensation plan (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by stockholders	--	$ --	--

Equity compensation plans not approved by stockholders	782,000 (1)	$ 0.80	0

Total	782,000	$ 0.80	0

(1) 272,000 shares were issued to 4 consultants pursuant to their consulting agreements and 510,000 were issued to Stoecklein Law Group pursuant to the retainer agreement.

A copy of the Consultant and Employee Stock Compensation Plan was attached as an exhibit to Form S-8 filed on January 23, 2004.

Stock Split

On July 30, 2003, we effectuated a 1 for 5 reverse stock split (for every 5 shares currently owned, each stockholder received 1 share), thus decreasing our common stock issued and outstanding from 26,328,028 shares to approximately 5,266,212 shares (fractional shares were rounded up to the next whole share).

Recent Sales of Unregistered Securities

On September 26, 2003, we executed a Retainer Agreement with a law firm, whereas the firm shall furnish various professional services and advice as requested by us. Pursuant to the agreement, we agreed to issue the firm 510,000 shares of our common stock for legal fees valued at $0.75 per share, the average of the high and low price of our common stock on September 26, 2003. The shares were issued and registered on Form S-8 on January 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

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

On September 29, 2003, we entered into an Equity-For-Debt Exchange Agreement with Michael Wichinsky, wherein we agreed to exchange $1,928,964.57 of current notes, including principal of $617,134.41 and accrued interest of $1,311,830.16 payable to Mr. Wichinsky for 586,400 shares of our restricted common stock. On April 12, 2004, the 586,400 shares were issued to Mr. Wichinsky. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Additionally, on September 29, 2003, we entered into an Equity-For-Debt Exchange Agreement with William T. O'Donnell, Sr., wherein we agreed to exchange $320,526.54 of current notes, including principal of $224,357.35 and accrued interest of $96,169.19 payable to Mr. O'Donnell for 213,600 shares of our restricted common stock. On April 12, 2004, the 213,600 shares were issued to Mr. O'Donnell. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

From October through December of 2003, we sold 226,900 shares of our common stock to 4 accredited investors for a total purchase price of $226,900, all of which was paid in cash. As of the date of this filing the shares have not been issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

Subsequent Issuances

On January 13, 2004, we issued 272,000 shares of our common stock to 4 of our consultants for their engagement with the Company. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares issued were registered pursuant to an S-8 Registration filed with the SEC on January 23, 2004.

On February 6, 2004, we sold 400,000 shares of common stock to 2 accredited investors for a total purchase price of $200,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

On February 10, 2004, we sold 300,000 shares of common stock to Mark Newburg, our current COO, Senior VP and a director, for a total purchase price of $100,000, all of which was paid in cash. Mr. Newburg is an accredited investor. The 300,000 shares were issued on April 12, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

On March 1, 2004, we agreed to issue Mark Newburg, as part of a letter agreement, 2,000,000 shares of our common stock as part of his employment with the Company as our COO, Senior VP and a director. As of the date of this filing, we have not issued the shares. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. Mr. Newburg, because of his position with our company, is deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

On March 1, 2004, we agreed to issue Mick Hall, as part of a letter agreement, 2,000,000 shares of our common stock as part of his employment with the Company as our CEO, President and a director. As of the date of this filing, we have not issued the shares. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. Mr. Hall, because of his position with our company, is deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

On March 1, 2004, we agreed to issue Eugene "Rock" Newman, as part of a letter agreement, 2,000,000 shares of our common stock as part of his services to the Company as our chairman of the board. As of the date of this filing, we have not issued the shares. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. Mr. Newman, because of his position with our company, is deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

On March 1, 2004, we agreed to issue Arnaldo "Arnie" Galassi, as part of a letter agreement, 50,000 shares of our common stock as part of his employment with the Company as our CFO, Senior VP and a director. As of the date of this filing, we have not issued the shares. Further, the shares are subject to forfeiture should Mr. Galassi not remain with the Company for a period of two years. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. Mr. Galassi, because of his position with our company, is deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

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

  A toll-free telephone number for inquiries on disciplinary actions;

  Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

  Such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

  The bid and offer quotations for the penny stock;

  The compensation of the broker-dealer and its salesperson in the transaction;

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

ITEM 6. PLAN OF OPERATION.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of completion of the merger with Crazy Grazer, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

Prior to June of 2003 the Company had been involved in various businesses, which were unsuccessful. In June of 2003 the Company executed a letter of intent, which in September of 2003 resulted in a merger with Left Right Marketing & Technology, Inc. (LRMT). LRMT controlled an option to acquire Crazy Grazer, which owns the website www.CrazyGrazer.com, a brand-centric, customer-friendly online shopping mall. We entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the merger/acquisition of Hall Communications, Inc., a Nevada corporation.

On March 31, 2004, we entered into a definitive merger agreement with Crazy Grazer. We have not completed the merger with Crazy Grazer, which is controlled by our President and CEO, Mick Hall. Even though we have not completed the merger, which is anticipated to occur in the second quarter of 2004, the majority of our business operations are focused on the transaction. The Company does not have any business operations other than the business of completing the Crazy Grazer and Hall Communications mergers.

For the year ended December 31, 2003, we advanced Crazy Grazer $622,200 in the form of loans. As a direct result of these loans, we have the primary risk of loss associated with the operations of Crazy Grazer. As such, Crazy Grazer would be considered a "variable interest entity." Please see Notes 6 and 8 of our financial statements on page F-16 for a further discussion of this issue.

As of December 31, 2003, the Company had assets of $14,180, and $677,599 of liabilities. The liabilities include accounts payable of $609,823. Our revenues for the year ending December 31, 2003 were $-0-, and losses for the same year ending were ($1,431,870).

Plan of Operation

Our plan of operation will be based upon Crazy Grazer's business as a wholly owned subsidiary of the Company, when and if the merger is consummated. Our mission, post-merger, will be to build a brand-centric, customer-friendly online shopping mall, where customers can buy virtually anything they are looking for, in an environment that delivers a buying experience consistent with their favorite mall or specialty store, to present products in a manner that is consistent with their brand and to offer our customers the world's largest selection of products and services. It is intended for this mission to be accomplished, primarily through the acquisition of Crazy Grazer, and to a limited extent through the merger with Hall Communications.

Satisfaction of our cash obligations for the next twelve months. We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. Our officers and directors have been working on various methods of capitalizing the Company; however as of this date we do not have equity or debt financing secured. We do not anticipate generating revenues sufficient to satisfy our working capital requirements within the next twelve months. Based upon completion of the Crazy Grazer acquisition, we anticipate the need for approximately $6 million over the next twelve (12) months, which we intend to utilize for the following purposes: (i) approximately $2 million will be utilized for the purchase of product inventory, (ii) approximately $2 million will be utilized for web site development, infrastructure requirements, and additional computer software and hardware; and (iii) approximately $2 million will be utilized as working capital and for general corporate purposes.

Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate the requirement of any product research or development in the next twelve months.

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

Significant changes in the number of employees. We currently employ 16 full time employees. If we successfully acquire Crazy Grazer we anticipate the need to hire an additional 54 full time employees.

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

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We have eliminated some of our debt through the conversion of equity for debt, and obtained some cash through equity sales of our common stock, which sales have occurred as a result of the contacts of our officers and directors on a private placement basis. The transactions were as follows:

  On September 29, 2003 we entered into Equity-For Debt Exchange Agreements with two creditors wherein we agreed to issue 800,000 shares of estricted common stock in exchange for $2,249,491.11 in current debt. The shares were issued on April 12, 2004.

  From October through December 2003 we sold 226,900 shares of our common stock to private investors introduced by our officers and directors in exchange for $226,900.

  In February 2004 we sold 700,000 shares of restricted common stock to private investors introduced by officers and directors in exchange for $300,000.

We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from operations of Crazy Grazer, if and when we complete the merger, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

Off Balance Sheet Arrangements

Our financial statements reflect that we have advanced loans to Crazy Grazer in the sum of $622,200, which entity is owned by our CEO, president and majority stockholder, Mick Hall.

Our auditors have reflected this loan as being to a variable interest entity. A variable interest entity is an entity in which the allocation of voting interests does not provide an adequate measure of who actually controls and stands to benefit or suffer loss from the assets and liabilities of the entity. In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities for small business issuers that meet the above criteria for periods ending after December 15, 2004.

ITEM 7. FINANCIAL STATEMENTS.

Please See Index to the Company's Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2003, we replaced Bradshaw, Smith & Co., LLP as our independent accountants and appointed Beckstead and Watts, LLP., as our independent accountants for the year ending June 30, 2004.

This change in accountants was recommended by our executive management and approved by our board of directors. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Bradshaw, Smith & Co., LLP, as our independent accountants.

The audit reports issued by Bradshaw, Smith & Co., LLP with respect to our financial statements for June 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Bradshaw, Smith & Co.'s, issuance of going concern opinions on the financial statements for the fiscal years ending June 30, 2003 and 2002. From July 1999 through October 1, 2003, when Bradshaw, Smith & Co., LLP was dismissed as our independent accountant, there were no disagreements between us and Bradshaw, Smith & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bradshaw, Smith & Co., LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

On October 29, 2003, our board of directors approved a change in our year-end from June 30 to December 31.

In addition, on October 29, 2003 we appointed CFO Advantage, Inc., as our independent accountants for the year ending December 31, 2003. This change in accountants was recommended by our executive management and approved by our board of directors. The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Beckstead and Watts, LLP., as our independent accountants.

During the most recent two fiscal years and during the portion of 2003 preceding our board's decision, neither the Company nor anyone engaged on its behalf consulted with CFO Advantage, Inc. regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Beckstead and Watts, LLP. did not perform an audit of our financial statements nor perform any audit related functions from the time they were engaged (October 1, 2003) through the date of their replacement (October 29, 2003). Therefore, there were no disagreements between us and Beckstead and Watts, LLP. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

We are a development stage company with no revenues and during 2003 our officers and directors had responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our chief executive and chief financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our chief executive and chief financial officer concluded that, given our limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On July 30, 2003, the board of directors of the Company, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the Company to serve until the next annual meeting of stockholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Company's President, Secretary and Treasurer and Mick Hall was appointed as President, Secretary and Treasurer of the Company.

On August 1, 2003, Mick Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

Subsequent Events

On February 19, 2004, Marta Barone and Thomas Nieman resigned as Directors of the Company. Subsequent to their resignation, our Board of Directors appointed two directors and three executives. Mark Newburg was appointed Senior Vice President, Chief Operating Officer and Director of the Company. Arnaldo (Arnie) Galassi was appointed Chief Financial Officer and Director of the Company. Jason Straub was appointed Chief Technology Officer of the Company.

On March 1, 2004, our board of directors appointed Eugene "Rock" Newman to replace Mick Hall as chairman of the board and appointed Arnie Galassi as a Senior Vice President.

Information as to the directors and executive officers of the Company, as of April 1, 2004, is as follows:

Name	Age	Positions and Offices held
Eugene "Rock" Newman	52	Chairman of the Board
Richard M. "Mick" Hall (1)	38	CEO, President and a director
Heather M. Hall (1)	36	Secretary/Treasurer
Mark Newburg	49	Senior Vice President, Chief Operating Officer and a director
Arnaldo (Arnie) Galassi	47	Chief Financial Officer, Senior Vice President and a director
Jason Straub	31	Chief Technology Officer

(1) Mr. Hall is the spouse of Heather Hall, Secretary/Treasurer of the Corporation.

Eugene "Rock" Newman, Chairman of the Board: Mr. Newman has been an independent entertainment, management and marketing consultant for the past 25 plus years. Rock has successfully marketed high-profile people, businesses and political campaigns; including managing the career of former Heavyweight Boxing Champion Riddick Bowe, and assisting with the re-election of Washington D.C. Mayor Marion Barry. Mr. Newman is also part owner of the Syracuse Crunch professional hockey team and a graduate of Howard University.

Richard Michael "Mick" Hall, CEO, President and a Director: Mr. Hall has been associated with the Company since June 2003. Mr. Hall was the founder of Left Right Marketing & Technology, Inc. which merged with the Company in June of 2003. He was nominated to the board and elected Chief Executive Officer and President in July of 2003. Prior to joining the Company, he was President/CEO of Hall Communications, Inc., a brand development agency he founded in 1991 with offices in Las Vegas and Los Angeles. Between 1991 and 2003, Mr. Hall formed a number of marketing related companies, including Crazy Grazer, owners and operators of CrazyGrazer.com, an online shopping mall, which recently signed a definitive merger agreement with the Company.

Heather M. Hall, Secretary/Treasurer:Ms. Hall has been associated with the Company since June of 2003 when she was elected as Secretary/Treasurer of the Company. From 1993 until June of 2003 Ms. Hall acted as General Manager and partner in Hall Communications, Inc., a Nevada based brand development firm.

Mark Newburg, Senior Vice President, Chief Operating Officer and Director: Mr. Newburg has been associated with the Company since January 13, 2004 when the Company entered into a Consulting Agreement with Mr. Newburg. As of February 19, 2004, Mr. Newburg became Senior Vice President, Chief Operating Officer and Director of the Company. From 2001 through March 2003, Mr. Newburg was President of Aristocrat Technologies Inc., a $500 million global innovator of gaming technology and services. From 1981 to 2001, Mr. Newburg was employed by NCR Corporation, a $5.9 billion provider of store automation, self-service, payment, and data-warehousing solutions. From 1997 to 2001 Mr. Newburg was a Vice President for NCR.

Arnaldo (Arnie) Galassi, Chief Financial Officer, Senior Vice President and Director: Mr. Galassi has been associated with the Company since January 13, 2004 when the Company entered into a Consulting Agreement with Mr. Galassi. As of February 19, 2004, Mr. Galassi became Chief Financial Officer and Director of the Company. From 2002 to 2003, Mr. Galassi was Director - Corporate Finance of NCR Corporation. From 1997 to 2002, Mr. Galassi was Treasury Director - International (Asia Pacific and Europe) for NCR Asia Pacific (Singapore).

Jason Straub, Chief Technology Officer: Mr. Straub has been Chief Technology Officer for the Company since February 19, 2004. From 1996 to present, Mr. Straub has been President of StyleWise Interactive, a premiere interactive strategy and digital media solutions firm he founded. At StyleWise Interactive, Mr. Straub has been responsible for new business development and has authored numerous transactional Internet applications and software solutions and has developed numerous award-winning web sites. He has also developed proprietary technologies that allow for secure Internet banking transactions, Internet applications utilized by online travel agencies to book airline tickets and hotel rooms, an application that allows for the management and coordination of large-scale construction projects via the Internet, and most recently the creation of common language that enable closed-architecture databases to communicate and efficiently exchange information. In 1999, StyleWise Interactive became subsidiary of Hall Communications.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from its executive officers and directors, the Company believes that during the year ended 2003, none of its officers, directors or 10% owners (Constance Koplow, Claudia Wichinsky, Glenn Wichinsky, Michael Wichinsky and the Estate of W. T. O'Donnell, Sr.) filed Section 16(a) reports. Mick Hall, Thomas Nieman, Marta Barone Heather Hall, Mark Newburg, and Arnaldo ("Arnie") Galassi did not file forms 3 on a timely basis following their respective appointments as officers or directors.

Audit Committee and Financial Expert

We do not have an Audit Committee, our board of directors during 2003, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only 4 executive officers and 3 directors operating as the management for the Company in 2003. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors in 2003, performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officers during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individuals that are extended in connection with the conduct of the Company's business.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	LTIP payouts	All other compensation
Mick Hall, President/CEO (1)	2003	$95,250	-0-	-0-	-0-	-0-	-0-	-0-

Glenn Wichinsky, Prior CEO, President, Secretary/Treasurer(2)	2003 2002	-0- $35,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1) Mr. Hall was appointed President and CEO of the Company on July 30, 2003.

(2) Mr. Wichinsky resigned as the Company's President and Secretary/Treasurer on July 30, 2003.

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

Subsequent Events

On March 1, 2004, the Company entered into employment letter agreements with Mark Newburg, Arnaldo Galassi, Tom Nieman, Marta Barone, Eugene "Rock" Newman, and Mick Hall related to their services with the Company in preparation for the merger with Crazy Grazer. It is intended that formal employment contracts will be executed, and will contain in addition to the following terms, standard non-compete language and other standard terms and conditions. The agreements provide for the following:

  Mark Newburg (as Senior VP, COO and a director)- a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, 2,000,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Arnaldo Galassi (as Senior VP, CFO and a director)- a base salary of $150,000, with a potential performance based annual bonus of up to 50% of the base salary, 50,000 shares of restricted stock (subject to forfeiture if Mr. Galassi does not remain with the Company for a period of two years), contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Tom Nieman (as Vice President-Vendor Management)- a base salary of $150,000, with a potential performance based annual bonus of up to 50% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Marta Barone (as Vice President-Procurement)- a base salary of $85,000, with a potential performance based annual bonus of up to 25% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Eugene "Rock" Newman (as Chairman of the Board)- a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, 2,000,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Richard "Mick" Hall (as CEO, President and a director)- a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, 2,000,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of our common stock on April 12, 2004, relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 43,938,212 shares of common stock outstanding.

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

Name and Address of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned (2)
Richard M. "Mick" Hall (3) CEO, President and a director	22,500,000	50.1%
Heather M. Hall (4) Secretary/Treasurer	--	--%
Mark Newburg (5) Senior Vice President, COO and a director	2,460,000	5.5%
Arnaldo (Arnie) Galassi (6) CFO, Senior Vice President and a director	70,000	0.2%
Jason Straub Chief Technology Officer	0	0%
Thomas Nieman Vice President-Vendor Management	1,000,000	2%

Marta Barone Vice President-Procurement	0	0%
Eugene R. "Rock" Newman (7) Chairman of the Board	12,000,000	26.7%
All Directors & Officers as a Group	38,030,000	84.5%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. All addresses are care of the Company, 6600 Amelia Earhart Court, Las Vegas, Nevada 89119.

  Figures are rounded to the nearest one tenth of a percent.

  Includes 500,000 shares held by Hall Communications, which Richard M. "Mick" Hall is a beneficial owner of. Mr. Hall was also the President and Chairman of the Board of Hall Communications. Also includes 2,000,000 shares to be issued to Mr. Hall pursuant to his employment letter.

  Heather Hall is the spouse of Richard M. "Mick" Hall. 20,000,000 of the shares are held jointly.

  Includes 2,000,000 shares to be issued to Mr. Newburg pursuant to his employment letter and 160,000 shares held by C2 Consulting, a company Mr. Newburg is the president of.

  Includes 50,000 shares to be issued to Mr. Galassi pursuant to his employment letter. Further, the 50,000 shares are subject to forfeiture should Mr. Galassi not remain with the Company for a period of two years.

  Rock Newman is the CEO/President of Crazy Grazer. 10,000,000 of the shares are held jointly with Mr. Newman's wife Demetria A. Newman. Also includes 2,000,000 shares to be issued to Mr. Newman pursuant to his employment letter.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Global - LRMT Merger.

On September 29, 2003, the Company completed a merger wherein the Company issued 36,390,000 shares of its restricted common stock in exchange for 100% of Left Right Marketing & Technology, Inc.'s (LRMT) outstanding common stock. Our CEO, Mick Hall, was a major stockholder of LRMT, and as a result of the exchange, received 20 million shares of our restricted common stock.

Real Property Leases.

On October 1, 2003, we entered into a Lease Agreement with DS Properties, our Landlord, and an entity owned by our CEO and majority stockholder, Mick Hall, wherein we lease an office building located at 6600 Amelia Earhart Court, Las Vegas, Nevada. During the six months ended December 31, 2003, we accrued and expenses $90,000 in rent to DS Properties.

On October 1, 2003, we entered into a Sublease Agreement with Hall Communications wherein we sublease approximately 2,500 square feet of office space to Hall Communications. Mick Hall, our CEO and majority stockholder, is the sole stockholder and owner of Hall Communications.

On October 1, 2003, we entered into a Sublease Agreement with Crazy Grazer wherein we sublease approximately 7,500 square feet of office space to Crazy Grazer. Mick Hall, our CEO and majority stockholder, is the sole member of Crazy Grazer.

Relationships.

Mr. Hall is the spouse of Heather Hall, our Secretary/Treasurer.

Crazy Grazer Merger.

On March 31, 2004, the Company, through our wholly owned subsidiary, LRMT, entered into an Acquisition Agreement and Plan of Merger with Crazy Grazer, wherein 950,000 shares of our Series A Preferred Stock is anticipated to be issued in exchange for 100% of the ownership of Crazy Grazer. Mick Hall, our CEO and majority stockholder, is the sole member of Crazy Grazer.

Hall Communications.

On March 8, 2004, we entered into a binding letter of intent to acquire Hall Communications. We intend to issue shares of our Series A Preferred stock to Mick Hall, our CEO and majority stockholder, in exchange for 100% of the outstanding shares of Hall Communications.

In addition, Hall Communications currently holds 500,000 shares of our common stock.

Further, during the six months ended December 31, 2003, we accrued and expensed $27,214 in advertising and promotion services to Hall Communications.

Our board of directors has acknowledged all of the above potential conflicts of interest. Mr. Hall has agreed to abstain from voting on any matter that is deemed by the board of directors to be of a material conflict.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2(a)**	Agreement and Plan of Merger among Left Right Marketing Technology, Inc. (DE), Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV).
3(i)(a)**	Certificate of Amendment for Left Right Marketing Technology, Inc. (DE).
3(i)(b)**	Articles of Incorporation for Left Right Marketing & Technology, Inc. (NV).
3(i)(c)**	Certificate of Merger between Global Gaming Technologies, Inc. (NV) and Left Right Marketing & Technology, Inc. (NV).
3(ii)(a)**	Bylaws of Left Right Marketing Technology, Inc. (DE).
3(ii)(b)**	Bylaws of Left Right Marketing & Technology, Inc. (NV).
10(a)**	Letter of Intent between Crazy Grazer and Left Right Marketing Technology, Inc.
10(b)****	Equity-For-Debt Exchange Agreement with Michael Wichinsky.
10(c)****	Equity-For-Debt Exchange Agreement with The Estate of William T. O'Donnell, Sr.
10(d)******	Consultant and Employee Stock Compensation Plan.
10(e)******	Consulting agreement with Robert Ziems
10(f)******	Consulting agreement with C2 Consulting Inc.
10(g)******	Consulting agreement with Arnold Galassi
10(h)******	Consulting agreement with Steve Fernlund
10(i)*******	Binding letter of intent among the Company, Crazy Grazer and Hall Communications.
10(j)********	Agreement and Plan of Merger among the Company, LRMT and CRAZYGRAZER
10(k)*	Lease Agreement with DS Properties
10(l)*	Sublease Agreement with Hall Communications, Inc.
10(m)*	Sublease Agreement with Crazy Grazer, LLC.
16(a)***	Letter of Bradshaw, Smith & Co., LLP regarding the change in certifying accountant.
16(b)*****	Letter of Beckstead and Watts, LLP. Regarding the change in certifying accountant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Richard "Mick" Hall
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Arnaldo Galassi
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Richard "Mick" Hall
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Arnaldo Galassi

* Filed herewith

** Filed in Form 8-K/A on October 1, 2003

*** Filed in Form 8-K/A on October 8, 2003

**** Filed in Form 8-K on October 20, 2003

***** Filed in Form 8-K on October 30, 2003

****** Filed in Form S-8 on January 23, 2004

******* Filed in Form 8-K on March 19, 2004

******** Filed in Form 8-K on April 2, 2004

(b.) Reports on Form 8-K - Filed in the Last Quarter

1. Form 8-K/A filed on October 1, 2003, Changes in Control of Registrant Acquisition or Disposition of assets, Resignations of Directors & Executive Officers.

2. Form 8-K filed on October 6, 2003, Changes in Registrant's Certifying Accountant.

3. Form 8-K/A filed on October 8, 2003, Changes in Registrant's Certifying Accountant.

4. Form 8-K filed on October 9, 2003, Press Release, dated 10/08/03.

5. Form 8-K filed on October 20, 2003, Equity-For-Debt Exchange Agreements.

6. Form 8-K filed on October 28, 2003, Press Release, dated 10/28/03.

7. Form 8-K filed on October 30, 2003, Change in Registrant's Certifying Accountant

8. Form 8-K/A filed on November 14, 2003, Unaudited Pro Forma Financial Information.

Reports on Form 8-K filed subsequent to year-end

1. Form 8-K filed on February 26, 2004, New Directors and Executives.

2. Form 8-K filed on March 19, 2004, Binding Letter of Intent.

3. Form 8-K filed on April 2, 2004, Agreement and Plan of Merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by CFO Advantage for the audit of our financial statements for the periods from July 1, 2003 through December 31, 2003, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $11,279. The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for the audit of our annual financial statements for fiscal years ended June 30, 2002 and June 30, 2003, and the reviews of the financial statements included in our Forms 10-QSB and other Securities and Exchange Commission filings, were $6,525 and $13,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by CFO Advantage for professional services rendered for audit related fees for the period from July 1, 2003 through December 31, 2003 was $-0-. The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for audit related fees for the fiscal years ended June 30, 2002 and June 30, 2003 were $0 and $0, respectively.

(3) TAX FEES

The aggregate fees to be billed by CFO Advantage for professional services to be rendered for tax fees for the period from July 1, 2003 through December 31, 2003 was $-0-. The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for tax fees for the fiscal years ended June 30, 2002 and June 30, 2003 were $0 and $0, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by CFO Advantage for the period from July 1, 2003 through December 31, 2003 other than the fees described above. There were no other fees billed by Bradshaw Smith & Co. LLP for the fiscal years ended June 30, 2002 or June 30, 2003 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

By:/s/Richard M. "Mick" Hall

Richard M. "Mick" Hall, CEO/President

Dated: April 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Richard M. "Mick" Hall	CEO/President and	April 16, 2004
Richard M. "Mick" Hall Director

/s/ Mark Newburg	COO, Senior Vice President	April 16, 2004
Mark Newburg and Director

/s/ Arnaldo "Arnie" Galassi	CFO, Senior Vice President	April 16, 2004
Arnaldo "Arnie" Galassi and Director

/s/ Eugene "Rock" Newman	Chairman of the Board	April 16, 2004
Eugene "Rock" Newman

/s/ Ruth Blue	Controller	April 16, 2004
Ruth Blue

CONTENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

INDEPENDENT AUDITORS' REPORT

Left Right Marketing Technology, Inc. and Subsidiary

Board of Directors

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Left Right Marketing Technology, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Left Right Marketing Technology, Inc. and subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant deficit in working capital, has a deficit in stockholders' equity and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CFO Advantage, Inc.

Las Vegas, Nevada

April 9, 2004

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

ASSETS
As at
12/31/2003
Current Assets
Cash	$ (48,040)
Accounts receivable	0
Total current assets	(48,040)

Other Assets
Loan to Crazy Grazer, LLC	622,199
Allowance for Doubtful Accounts	(559,979)
Total other assets	62,220

TOTAL ASSETS	$ 14,180

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$ 609,823
Accounts payable - related party	52,149
Other current liabilities	15,627
Total liabilities	677,599

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized,
42,683,112, shares issued and outstanding as of December 31, 2003	300,717
Additional paid in capital	6,423,033
Net income (loss)	(1,431,870)
Accumulated deficit in development stage	(5,955,300)
Total stockholders' equity	(663,419)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 14,180

The accompanying independent auditors' report and notes to financial statement should be read in conjunction with this Balance Sheet.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2003

For the
6 months ended
December 31
2003

REVENUES	$ --
COST OF REVENUES	--
GROSS PROFIT (LOSS)	--

EXPENSES:
General and administrative expenses	330,664
Legal fees	427,600
Bad debt expense	559,979
Compensation expense	170,723
Total expenses	1,488,966

OTHER INCOME (EXPENSE)
Other income	71,951
Interest expense	(14,854)
Total other income (expense)	57,097

Net Income (loss)	$ (1,431,870)

PER SHARE INFORMATION:

Weighted average number of shares outstanding
(basic and diluted)	27,994,849

Earnings per share of common stock
(basic and diluted)	$ (0.05)

The accompanying independent auditors' report and notes to financial statement should be read in conjunction with this Statement of Income and Accumulated Deficit.

Left Right Marketing Technology, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity

June 30, 2003 to December 31, 2003

	Common Stock Shares Amount		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity
Beginning balance, June 30, 2003	5,266,212	$ 263,300	$ 3,437,300	$ (5,955,300)	$ (2,254,700)

8/7 Shares issued for cash	5,000,000	5,000	195,100	-	200,100

9/5 Shares issued for cash	5,000,000	5,000	295,000	-	300,000

9/29 Shares issued to acquire LRMT-NV	26,390,000	26,390	-	-	26,390

9/29 Shares issued to extinguish debt	800,000	800	2,268,960	-	2,269,760

10/24 Cash paid for shares unissued	47,900	48	47,852	-	47,900

11/20 Cash paid for shares unissued	4,000	4	3,996	-	4,000

11/20 Cash paid for shares unissued	50,000	50	49,950	-	50,000

11/21 Cash paid for shares unissued	25,000	25	24,975	-	25,000

12/8 Cash paid for shares unissued	100,000	100	99,900	-	100,000

Net income	-	-	-	(1,431,870)	(1,431,870)

Balance, December 31, 2003	42,683,112	$ 300,717	$ 6,423,033	$ (7,387,170)	$ (663,419)

The accompanying independent auditors' report and notes to financial statement should be read in conjunction with this Statement of Changes in Stockholders' Equity.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

DECEMBER 31, 2003

Total 6 months ended December 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,431,870)
Non cash compensation to related party	36,390
Adjustments to reconcile net income to net cash provided
Due to (from) Crazy Grazer, LLC	(622,200)
Allowance for Doubtful Software	559,979
Increase in accounts payable	623,046
Increase in accounts payable - related party	(19,704)
Increase in accrued interest - related party	14,692
Increase in other current liabilities	64,627
Net cash used in operating activities	(775,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	727,000
Net cash provided by financing activities	727,000

Balance at beginning of period	-
Net increase in cash	(48,040)
Balance at end of period	$ (48,040)

SUPPLEMENTAL INFORMATION:
Interest Paid	$ -
Taxes Paid	$ -

NON-CASH TRANSACTIONS
Number of shares issued for services	$ -
Services contributed by officers	$ -

The accompanying independent auditors' report and notes to financial statement should be read in conjunction with this State of Cash Flows.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

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

First Light Design, LLC commenced operations as a graphic design company on July 31, 2001. First Light Design, LLC then ceased operations on November 30, 2002 and commenced operations on the World Wide Web in December 2002 dba. Crazy Grazer.com. On September 29, 2003, First Light Design, LLC filed amended articles of organization with the State of Nevada to change its name to Crazy Grazer, LLC ("Crazy Grazer").

The Company's goal is to become the nations' leading online brand-centric shopping mall by focusing on building strong relationships with each individual customer, communicating with them in a way that is relevant to their wants and needs and delivering an experience that consistently exceeds their expectations. The Company plans to keep their customer's interests at the center of our business by providing a superior value, continually developing new technologies, focusing on an exceptional customer care program and developing systems which utilize best-in-class fulfillment processes that enhance our relationship.

The condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary Left Right Marketing & Technology, Inc., a Nevada Corporation.

On October 30, 2003, the Company filed a Form 8-K notifying stockholders of the change in fiscal year from June 30 to be a December 31 year-end.

Cash and Cash Equivalents

The Company maintains its cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

Prepaid Expenses

Prepaid expenses are prepayments made to secure the use of assets or the receipt of services at a future date.

Equipment

Fixed assets acquired will be stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed primarily on the straight-line method and accelerated method for financial statement purposes over the following estimated useful lives:

Computer Equipment	5 Years
Furniture & Fixtures	7 Years

The depreciation expense for the six months ended December 31, 2003 was $1,914. There were $248,964 worth of fixed assets at December 31, 2003.

Advertising

Advertising costs are expensed when incurred. There were advertising expenses in the amount of $27,214 for the six months ended December 31, 2003.

Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other indefinite lived intangible assets are no longer amortized, but renewed annually, or sooner if deemed necessary, for impairment. Under guidance from SFAS No. 142, management has no goodwill or other intangible assets as of December 31, 2003.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of and Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxed arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Summary of Non-Cash Transactions

There were non-cash transactions during the six-month period ending December 31, 2003, as discussed in Note 3.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options being expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation based on the fair value of the equity instrument issued or the services or goods provided as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees' performance is complete.

Income Taxes

The Company experienced losses during the previous fiscal tax year reported. The Company will review its need for a provision for federal income tax after each operating quarter. The Company has adopted FASB No. 109.

Revenue Recognition

The Company generally recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured.

The Company evaluates the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as commissions earned.

Product sales, net of promotional discounts, rebates and return allowances, are recorded when the products are shipped and title passes to customers. Retail items sold to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon the Company's delivery to the carrier (commonly referred to as "F.O.B. Shipping Point"). Return allowances (which reduce product revenue by management's best estimate of expected product returns) are estimated using historical experience.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include percentage discounts off current purchases ("current discount offers"), offers for future discounts subject to a minimum current purchase ("inducement offers") and other similar offers. Current discount offers, when accepted by customers, are treated as a reduction to the purchase price of the related transaction and are presented as a net amount in "Net sales." Inducement offers, when accepted by customers, are treated as a reduction to purchase price based on estimated redemption rates. Redemption rates are estimated using the Company's historical experience for similar inducement offers.

The Company earns revenues from services primarily by entering into commercial agreements, including providing its technology services such as search, browse, and personalization; permitting third parties to offer products or services through its website; and powering third-party websites, either with our without providing accompanying fulfillment services. These commercial agreements also include miscellaneous marketing and promotional agreements. As compensation for the services the Company provides under these agreements, the Company receives cash, equity securities, or a combination thereof. Generally, the fair value of the equity consideration received is measured when the agreement is executed, but to the extent that the equity consideration is subject to forfeiture or vesting provisions and no significant performance commitment exists upon execution of the agreement, the fair value of the equity consideration and corresponding revenue is determined as of the date that the forfeiture provision lapses or as the vesting provision lapses. Subsequent to initial measurement of fair value, appreciation or decline in the fair value of such securities will affect the Company's ultimate realization of equity securities received as compensation; however, any such change does not affect the amount of revenue to be recognized over the term of the agreement. The Company generally recognizes revenue from these marketing and promotional services (including revenue associated with non-refundable advance payments) on a straight-line basis over the period during which the Company performs services under these agreements, commencing at the launch date of the service. If the Company receives non-refundable advance payments, such amounts are deferred for revenue recognition purposes until service commences.

The Company has in the past, and may in the future, amend its agreements with certain of the companies with which it has commercial agreements to modify future cash proceeds to be received by the Company, modify the service term of its commercial agreements, or both. Although these amendments generally do not affect the amount of unearned revenue previously recorded by the Company (if any), the timing of future revenue recognition changes to correspond with the terms of amended agreements. These amendments or future amendments will affect the timing and amount of revenues recognized in connection with these commercial agreements. To the extent the Company believes any such amendments cause or may cause the compensation to be received under an agreement to no longer be fixed or determinable, the Company limits its revenue recognition to amounts received, excluding any future amounts not deemed fixed or determinable. As future amounts are subsequently received, such amounts are incorporated into revenue recognition over the remaining term of the agreement.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Cost of Sales

Cost of sales consists of the purchase price of consumer products sold by the Company, inbound and outbound shipping charges, packaging supplies and certain costs associated with service revenues. Costs associated with service revenues classified as cost of services generally include direct and allocated indirect fulfillment-related costs to ship products on behalf of third-party sellers, costs to provide customer service, credit card fees and other related costs.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing the Company's fulfillment and customer service centers, including costs attributable to: receiving, inspecting and warehousing inventories; picking, packaging and preparing customers' orders for shipment; credit card fees and bad debt costs; and responding to inquiries from customers. Fulfillment costs also include amounts paid to third-party co-sourcers that assist the Company in fulfillment and customer service operations. Certain Services segment fulfillment-related costs incurred on behalf of other businesses are classified as cost of sales rather than fulfillment.

Marketing

Marketing expenses consist of advertising, promotional, and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. The Company expenses general media advertising costs as incurred. The Company enters into certain online promotional agreements with third parties to increase traffic to its website. Costs associated with these promotional agreements consist of fixed payments, variable activity-based payments, or a combination of the two. Fixed payments are amortized ratably over the corresponding agreement term and variable payments are expensed in the period incurred. The Company receives reimbursements from vendors for certain general media and other advertising costs. Such reimbursements are recorded as a reduction of expense. Advertising expense and other promotional costs were $27,214 during the six months ended December 31, 2003.

Technology and Content

Technology and content expenses consist principally of payroll and related expenses for development, editorial, systems, and telecommunications operations personnel; and systems and telecommunications infrastructure.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software, including upgrades and enhancements to the Company's Web sites that are capitalized and depreciated over two years.

Research and Development

The Company expenses its research and development in the periods incurred.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Reporting the Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance of the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Comprehensive Income

Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the six months ended December 31, 2003.

Stock-Based Compensation

Stock-based compensation includes stock-based charges resulting from variable accounting treatment of certain stock options, restricted stock issued to certain key employees and third-party service providers.

The Company accounts for stock-based compensation under the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in stock compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent employee stock awards have been subject to an exchange offer or other modifications, such awards are subject to variable accounting treatment. Variable accounting treatment results in expense or contra-expense recognition using the cumulative expense method, calculated based on quoted prices of the Company's common stock and vesting schedules of underlying awards.

Earnings (Loss) Per Share Calculations

Basic earnings per common share, ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for computing basic EPS was 27,994,849 for the six-month period ended December 31, 2003. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted-average number of common shares outstanding for computing diluted EPS was equal to the basic earnings per share for the period ended December 31, 2003.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Statement of Cash Flows

The statement of cash flows classifies changes in cash and cash equivalents according to operating, investing, or financing activities. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated sufficient revenues to satisfy its operations. In order to obtain the necessary capital, the Company raised funds via a private placement offering. If the securities offering does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

LRMT-NV held a letter of intent to acquire Crazy Grazer, LLC (Crazy Grazer), an Internet marketing and branding company, upon satisfaction of certain due diligence criteria. The Company executed a definitive merger agreement with Crazy Grazer on March 31, 2004.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

On June 30, 2003, the Company Board took action to do the following: (1) Recapitalize the Company's capital stock structure. By this action, the Company effected a five (5) for one (1) reverse split of its issued common stock; and (2) increased the authorized number of shares of common stock from 27,000,000 to 100,000,000 shares and the number of shares of preferred stock from 1,000,000 to 25,000,000 shares.

On September 29, 2003, the Company issued 36,390,000 shares of its $0.001 par value common stock pursuant to a 100% share acquisition of Left Right Marketing & Technology, Inc., a Nevada corporation.

On September 29, 2003, the Company agreed to issue 800,000 shares of its $0.001 par value common stock pursuant to an equity-for-debt agreement. The fair market value of the shares on the date of issuance was $600,000 in satisfaction of $2,249,492 in combined notes payable and accrued interest. The difference of $1,649,492 is recognized as an increase in capital contribution and disclosed on the statement of stockholder's equity.

As of December 31, 2003, 510,000 shares of the Company's $0.001 par value common stock for services valued at $382,500 were due to a law firm. These shares were not issued as of December 31, 2003, but the corresponding expense has been recorded.

From October through December of 2003, the Company sold 176,900 shares of our common stock to 5 accredited investors for a total purchase price of $176,900, all of which was paid in cash. As of the date of this filing the shares have not been issued.

There have been no other issuances of common and/or preferred stock.

NOTE 5 - CHANGES IN MANAGEMENT

On July 30, 2003, the board of directors of the Company, consisting of Constance Koplow and Claudia Wichinsky, appointed Thomas Nieman and Marta Barone as new directors of the Company to serve until the next annual meeting of stockholders, or until their successors have been elected. Following the new appointments, Ms. Koplow and Ms. Wichinsky resigned as board members. In addition, Glenn Wichinsky resigned as the Registrant's President, Secretary and Treasurer and Richard M. "Mick" Hall was appointed as President, Secretary and Treasurer of the Company.

On August 1, 2003, Richard M. "Mick" Hall was appointed as chairman of the board. Mr. Hall concurrently resigned as Secretary and Treasurer and the board of directors appointed Heather M. Hall (spouse of Mr. Hall) as Secretary and Treasurer of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2003, the Company accrued and expensed $27,214 in advertising and promotion services to Hall Communications, Inc., a stockholder of the Company and a company owned by Richard M. "Mick" Hall, the Company's president, chairman and majority stockholder.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

The Company has loaned approximately $622,200 to Crazy Grazer, LLC as of December 31, 2003.  This Company currently has entered into a merger agreement with Crazy Grazer, LLC and is wholly owned by Richard M. "Mick" Hall, the Company's president, chairman and majority stockholder.  An allowance for doubtful accounts of ninety percent (90%) of the value of the loan has been allocated, based on the collectibility, magnitude of the loan and current operations in Crazy Grazer, LLC.

During the six months ended December 31, 2003, the Company accrued and expensed $90,000 in rent to DS Properties, a company owned by Richard M. "Mick" Hall, the Company's president, chairman and majority stockholder.

During the six months ended December 31, 2003, the Company paid for and expensed $5,000 in consulting fees to Matthew Schultz, a Company stockholder.

Global - LRMT Merger.

On September 29, 2003, the Company completed a merger wherein the Company issued 36,390,000 shares of its restricted common stock in exchange for 100% of Left Right Marketing & Technology, Inc.'s (LRMT) outstanding common stock. Our CEO, Mick Hall, was a major owner of LRMT, and as a result of the exchange, received 20 million shares of our restricted common stock.

Crazy Grazer Merger.

On March 31, 2004, the Company, through our wholly owned subsidiary, LRMT, entered into an Acquisition Agreement and Plan of Merger with Crazy Grazer, wherein 950,000 shares of our Series A Preferred Stock is anticipated to be issued in exchange for 100% of the ownership of Crazy Grazer. Crazy Grazer is owned by our CEO and majority shareholder, Mick Hall.

Real Property Leases.

On October 1, 2003, we entered into a Lease Agreement with DS Properties, our Landlord, and an entity owned by our CEO and majority shareholder, Mick Hall, wherein we lease an office building located at 6600 Amelia Earhart Court, Las Vegas, Nevada.

On October 1, 2003, we entered into a Sublease Agreement with Hall Communications, Inc. wherein we sublease approximately 2,500 square feet of office space. Hall Communications, Inc. is owned by our CEO and major shareholder, Mick Hall.

On October 1, 2003, we entered into a Sublease Agreement with Crazy Grazer wherein we sublease approximately 7,500 square feet of office space. Crazy Grazer is owned by our CEO and major shareholder, Mick Hall.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

Relationships.

Mr. Hall is the spouse of Heather Hall, our Secretary/Treasurer.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently leases office and fulfillment center facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements for the six months ended December 31, 2003 was $90,000.

Legal Proceedings

The Company may become subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents, and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.

Inventory Suppliers

During the six months ended December 31, 2003, the Company purchased over 10% of all inventory purchases from a single vendor, Elite Products American. No other vendors account for over 10%. The Company does not have long-term contracts or arrangements with most of its vendors to guarantee the availability of merchandise, particular payment terms or the extension of credit limits.

NOTE 8 - VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The consolidation of variable interest entities for small business issuers that meet the above criteria is required for periods ending after December 15, 2004. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which we have a significant variable interest. Management is in the process of determining if interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in our consolidated financial statements.  Currently, the entities being evaluated and interest in these entities is disclosed in the related party footnote (See Note 6).

In accords with the above information, the Company has deemed Crazy Grazer, LLC to be a variable interest entity and were the above implemented at December 31, 2003, the consolidated financial statement results would have been as follows:

December 31, 2003
Total Assets	$ 231,029
Total Liabilities	1,440,705
Total Equity	(1,209,676)
Revenue	94,589
Income (Loss)	(1,388,584)

NOTE 9 - SUBSEQUENT EVENTS

Material Contracts - On March 1, 2004, the Company entered into employment agreements with Mark Newburg, Arnaldo Galassi, Tom Nieman, Marta Barone, Eugene 'Rock' Newman, and Richard 'Mick' Hall related to their services with the Company in preparation for the merger with Crazy Grazer. It is intended that formal employment contracts will be executed, and will contain in addition to the following terms, standard non-compete language and other standard terms and conditions. The contracts provide for the following: (1) Mark Newburg - a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, 2,000,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance. (2) Arnaldo Galassi - a base salary of $150,000, with a potential performance based annual bonus of up to 50% of the base salary, 50,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance. (3) Tom Nieman - a base salary of $150,000, with a potential performance based annual bonus of up to 50% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance. (4) Marta Barone - a base salary of $85,000, with a potential performance based annual bonus of up to 25% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance. (5) Eugene "Rock" Newman - a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, 2,000,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance. (6) Richard "Mick" Hall - a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, 2,000,000 shares of restricted stock, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

 Left Right Marketing Technology, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

On January 13, 2004, the Company issued 272,000 shares of our common stock to 4 of the Company's consultants for their engagement with the Company and other entities which are owned by the CEO. The Company registered the shares pursuant to an S-8 Registration filed with the SEC on January 23, 2004.

On September 26, 2003, the Company executed a Retainer Agreement with Stoecklein Law Group ("SLG"), whereas SLG agreed to furnish various professional services and advice as requested by the Company. Pursuant to the agreement the Company agreed issued to SLG 510,000 shares of its $0.001 par value common stock for legal fees valued at $0.75, the average of the high and low price of the stock on September 26, 2003. The shares when issued to SLG were issued unrestricted pursuant to an S-8 Registration filed on January 23, 2004. The Company believes that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 6, 2004, the Company sold 400,000 shares of common stock to 2 accredited investors for a total purchase price of $200,000, all of which was paid in cash.

On February 10, 2004, the Company sold 300,000 shares of common stock to 1 accredited investor for a total purchase price of $100,000, all of which was paid in cash.

NOTE 10 - LOANS TO VARIABLE INTEREST ENTITY

The Company's auditors have informed management as to concerns related to the impact of indirect loans and/or investments in entities which an officer or director is the controlling member of or owner. The issue relates to advances made by the Company to Crazy Grazer, an entity owned by the Company's CEO. Management believes the prohibitions of Section 402 of the Sarbanes Oxley Act of 2002 are not applicable because the company does not deem the loans to be a direct or indirect "personal loan" as the primary purpose of the loan, from the perspective of the Company, is to advance the business of the Company in the acquisition of Crazy Grazer and because this is an entity which has entered into a letter of intent and a subsequent merger agreement with the Company.