Form 10QSB
period 2004-03-31
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2004-05-20
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

Commission file number 0-9047

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	02-0314487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6600 Amelia Earhart Court
Las Vegas, Nevada	89119
(Address of Principal Executive Offices)	(Zip Code)

(702) 260-9305

(Issuer's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

        The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2004, was 42,838,212 shares.

        Transitional Small Business Disclosure Format (check one):

Yes No X

ITEM 1. FINANCIAL STATEMENTS

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS	(Unaudited) March 31, 2004	December 31, 2003
Current Assets
Cash	$ -	$ -
Accounts receivable	-
Total current assets	-	-

Property and equipment	3,948	-

Other Assets
Advances to Crazy Grazer.com, LLC, a related party	839,596	622,199
Advances to Hall Communications, a related party	160,252	-
Less allowance for doubtful accounts	(839,596)	(559,979)
Total other assets	160,252	62,220

TOTAL ASSETS	$ 164,200	$ 62,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable	$ 711,756	$ 609,823
Accounts payable - related party	66,729	52,149
Other current liabilities	143,524	63,669
Total liabilities	922,009	725,641

STOCKHOLDERS' DEFICIT (Note 4)
Preferred stock	-	-
Common stock	46,215	43,193
Additional paid in capital	2,233,234	725,256
Deficit accumulated during the development stage	(3,037,258)	(1,431,870)
Total stockholders' deficit	(757,809)	(663,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 164,200	$ 62,220

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	(Unaudited) Three months ended March 31, 2004	(Unaudited) Three months ended March 31, 2003	(Unaudited) Inception through March 31, 2004

Revenue	$ -	$ -	$ -

Costs and Expenses:
Salaries, wages and other payroll related costs	1,246,255	-	1,416,978
Provision for bad debt	279,617	-	839,596
Professional and consulting fees	26,240	-	453,840
General and administrative	52,946	-	311,659
Interest	330	-	15,185
	1,605,388	-	3,037,258

Net (loss)	$ (1,605,388)	$ -	$ (3,037,258)

Net income (loss) per share - basic and fully diluted	$ (0.04)	$ -	$ (0.17)

Average shares outstanding (Note 4)	43,678,503	5,265,606	18,070,576

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

STATEMENT OF STOCKHOLDERS' DEFICIT - UNAUDITED

Three months ended March 31, 2004

	Shares	Par value	Additional paid -in capital	Deficit accumulated during the development stage	Total

Balance December 31, 2003,	43,193,112	$ 300,717	$ 6,423,033	$ (7,387,170)	$ (663,420)
as previously reported

Adjustment to properly record reverse merger	-	(257,524)	(5,697,776)	5,955,300	-

Balance December 31, 2003, as adjusted	43,193,112	43,193	725,256	(1,431,870)	(663,421)

Shares issued for services	272,000	272	135,728	-	136,000

Shares issued for cash	700,000	700	349,300	-	350,000

Shares issued for compensation	2,050,000	2,050	1,022,950	-	1,025,000

Net loss for the three months ended
March 31, 2004	-	-	-	(1,605,388)	(1,605,388)

Balance March 31, 2004	46,215,112	$ 46,215	$ 2,233,234	$ (3,037,258)	$ (757,809)

Less shares not yet issued by transfer agent	(3,376,900)

Shares issued and outstanding as of March 31, 2004 (Note 4)	42,838,212

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	(Unaudited) Three months ended March 31, 2004	(Unaudited) Three months ended March 31, 2003	(Unaudited) Inception through March 31, 2004

Cash flows from operating activities
Net (Loss)	$ (1,605,388)	$ -	$ (3,037,258)
Items not affecting cash flows
Provision for bad debt	279,617	-	839,596
Increase in accounts payable and accrued expenses	1,357,368	-	2,124,458
Net cash provided by (applied to) operating activities	31,597	-	(73,204)

Cash flows from financing activities
Increase in advances to Crazy Grazer.com, a related party	(217,397)	-	(839,596)
Advances to Hall Communications, a related party	(160,252)	-	(160,252)
Purchase or property and equipment	(3,948)	-	(3,948)
Net cash (applied to) investing activities	(381,597)	-	(1,003,796)

Cash flows from financing activated
Proceeds from sale of common stock	350,000	-	1,077,000
Net cash provided by financing activities	350,000	-	1,077,000

Net increase (decrease) in cash	-	-	-
Cash at Beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

Stock issued or to be issued for compensation and services	$ 1,161,000	$ -	$ 1,202,450

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

In the opinion of management, the accompanying balance sheet at March 31, 2004 and the related statements of operations and cash flows for the three months ended March 31, 2004 and 2003 and inception through March 31, 2004 include all adjustments necessary for the fair presentation.

Note 1 - Going Concern

The accompanying statements have been presented under the assumption that the Company will remain a going concern. The Company has incurred significant losses and its liabilities exceed its recorded assets. Accordingly, its ability to remain a going concern is subject to its ability to raise additional capital and/or continued co-operation from its creditors.

Note 2 - Crazy Grazer Merger

On March 31, 2004, the Company entered into an agreement to acquire all of the assets and assume all of the liabilities of a limited liability company, Crazy Grazer, LLC in exchange for preferred stock. The acquisition will be accounted for as a purchase. Due to certain common ownership of Crazy Grazer, LLC and the majority stockholder of the Company, there will be no adjustment to any assets of Crazy Grazer, LLC including no recording of any Goodwill as a result of the transaction. The transaction was consummated on April 26, 2004. The following pro-forma balance sheet gives effect to the merger as had it occurred as of March 31, 2004 and for the three months then ended.

	As recorded	Proforma adjustments	Proforma
Current assets	$ -	$ 83,190	$ 83,190
Property and equipment	3,948	221,884	225,832
Other assets	160,252	-	160,252
	$ 164,200	$ 305,074	$ 469,274

Current liabilities	$ 922,009	$ 1,267,858	$ 2,189,867
Long-term debt	-	-	-
Stockholder's deficit	(757,809)	(962,784)	(1,720,593)
	$ 164,200	$ 305,074	$ 469,274

The following proforma schedule gives effect to the results of operations as had the proposed merger been completed as of January 1, 2004.

	As recorded	Proforma adjustments	Proforma
Revenues	$ -	$ 2,054	$ 2,054
Costs and expenses	1,605,388	303,951	1,909,339
Net (loss)	$ (1,605,388)	$ (301,897)	$ (1,907,285)

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 3 - Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. The consolidation of variable interest entities for small business issuers that meet the above criteria is required for periods ending after December 15, 2004. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.

In accords with the above information, the Company has deemed Crazy Grazer, LLC to be a variable interest entity and if the FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" were implemented at March 31, 2004, the consolidated financial statement results would be the same as set forth in Note 2 above.

Effective April 26, 2004, the Company completed the merger with Crazy Grazer, LLC. (See Note 8)

Note 4 - Loss per share

The Company has entered into contractual obligations for the issuance of common stock. The Board of Directors has authorized the issuance of stock, the payment to the Company for the consideration for the shares has been accepted by the Company, and the Company has requested registration of the ownership of the shares on the books of the Company, and deems all conditions to the issuance of the shares to have been met. In certain instances the stock transfer agent has not yet issued the shares and accordingly, the shares are not reflected on the transfer agent's list as issued and outstanding. These shares are identified cumulatively as unissued on the statement of stockholders' deficit. For purposes of computing loss per share, the shares have been included in the computation based on the contractual obligation in a manner similar to options or warrants as to not understate the impact on that computation.

Note 5 - Adjustments to stockholders' deficit

Certain adjustments were required to properly report the reverse merger that was effective September 29, 2003. Additional adjustments were required to reflect the changes in par value from $.01 to $.001 that was effective as of June 30, 2003.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 5 - Adjustments to stockholders' deficit (Continued)

The merger agreement provided for the acquisition of Left Right Marketing Technology, Inc. (LRMT) by Global Gaming Technology, Inc. ("Global") As a result of the merger, the stockholder's of LRMT gained voting control of Global. Accordingly, for accounting purposes the transaction is accounted for as had LRMT acquired Global. LRMT is the surviving Company and its accumulated deficit survives the transaction.

The Company is authorized to issue 25,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

On January 13, 2004, the Company issued 272,000 shares of its common stock to 4 of the Company's consultants for their engagement with the Company and other entities which are owned by the CEO. The Company registered the shares pursuant to an S-8 Registration filed with the SEC on January 23, 2004.

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

On March 1, 2004, we agreed to issue Mark Newburg, as part of a letter agreement, 2,000,000 shares of our common stock as part of his employment with the Company as our COO, Senior VP and a director. The shares were valued at $1,000,000. As of March 31, 2004, the shares have not been issued.

On March 1, 2004, we agreed to issue Arnaldo "Arnie" Galassi, as part of a letter agreement, 50,000 shares of our common stock as part of his employment with the Company as our CFO, VP and a director. The shares were valued at $25,000. As of March 31, 2004, the shares have not been issued.

Note 6 - Material Contracts

On March 1, 2004, the Company entered into employment agreements with Mark Newburg, Arnaldo Galassi, Tom Nieman, Marta Barone, Eugene "Rock" Newman, and Richard "Mick" Hall related to their services with the Company in preparation for the merger with Crazy Grazer.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 6 - Material Contracts (Continued)

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

  Eugene "Rock" Newman - a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Richard "Mick" Hall - a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

Note 7 - Related party transactions

Crazy Grazer Merger.

On March 31, 2004, the Company, through it's wholly owned subsidiary, LRMT, entered into an Acquisition Agreement and Plan of Merger with Crazy Grazer, wherein 950,000 shares of it's Series A Preferred Stock is anticipated to be issued in exchange for 100% of the ownership of Crazy Grazer. Crazy Grazer is owned by the Company's CEO and majority shareholder, Mick Hall.

As of March 31, 2004, the Company had advanced $160,252 to Hall Communications, a company solely owned by Mick Hall.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 8 - Subsequent Events

In April 2004, the Company sold a total of 145,000 shares of our restricted common stock to 3 accredited investors. 90,000 shares were sold at $0.84 per share for a total purchase price of $75,600, all of which was paid in cash and 55,000 shares were sold at $0.50 per share for a total purchase price of $27,500, all of which was paid in cash.

Effective April 26, 2004, the Company completed a reverse tri-party merger among Left Right Marketing & Technology, Inc. ("MERGER SUB"), a Nevada corporation and wholly owned subsidiary of the Company, and Crazy Grazer, LLC, a Nevada limited liability company ("CRAZYGRAZER"), whereby the Company issued 950,000 shares of its Series A Preferred Stock in exchange for 100% of the membership interests of CRAZYGRAZER. The shares of Series A Preferred are convertible into shares of the Company's common stock based upon certain milestones achieved by CRAZYGRAZER. Pursuant to the terms of the merger, CRAZYGRAZER merged with MERGER SUB wherein MERGER SUB ceased to exist and CRAZYGRAZER became a wholly owned subsidiary of the Company.

Item 2. Plan of Operation

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products or services, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue development and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

        Left Right Marketing Technology, Inc. a Delaware corporation ("LRMK"), formerly named Global Gaming Technology, Inc., was incorporated in 1973. Prior to June of 2003 we had been involved in various businesses, which were unsuccessful. On June 30, 2003, we executed a binding letter of intent, which in September of 2003 resulted in a merger with Left Right Marketing & Technology, Inc., a private corporation ("LRMT"). LRMT controlled an option to acquire Crazy Grazer, LLC, a Nevada limited liability company ("Crazy Grazer"), which owns the website www.CrazyGrazer.com, a brand-centric, customer-friendly online shopping mall. In anticipation of closing of the merger with LRMT, on July 30, 2003, we filed an amendment to our Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of our outstanding shares of common stock, and (iii) increase our authorized shares of common stock to 100,000,000 shares, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. We entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the merger/acquisition of Hall Communications, Inc., a Nevada corporation. A copy of the original letter of intent with Crazy Grazer was attached as an exhibit to the Form 10-KSB filed on October 1, 2003, and the revised letter of intent was filed as an exhibit to the Form 8-K filed on March 19, 2004.

        Effective April 26, 2004, we completed the reverse tri-party merger among LRMT and Crazy Grazer, whereby we issued 950,000 shares of our Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred are convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer. The actual milestones and conversion ratios are set forth in the Certificate of Designation attached as an exhibit to the Form 8-K filed on May 6, 2004. Pursuant to the terms of the merger, Crazy Grazer merged with LRMT wherein LRMT ceased to exist and Crazy Grazer became our wholly owned subsidiary. Following closing of the merger, Crazy Grazer changed its name to CrazyGrazer.com, Limited Liability Company. A copy of the Certificate of Merger among the Company, LRMT and Crazy Grazer was filed as exhibit to Form 8-K filed on May 6, 2004.

        Richard M. (Mick) Hall was the sole member of Crazy Grazer, as such Mr. Hall was the sole recipient of the 950,000 shares of Series A Preferred Stock. Mr. Hall is our current CEO, President and majority stockholder. Mr. Hall abstained as to any voting as a director of the Company on the Merger.

        As the Company was not a constituent corporation to the merger, under current Delaware law, a vote of its stockholders to approve the merger was not required.

        We intend to continue the operations of Crazy Grazer as our wholly owned subsidiary, as more fully described below.

As of March 31, 2004, the Company had assets of $164,200, and $922,009 of liabilities. Resulting in a stockholder's deficit of $(757,809).

Crazy Grazer's Plan of Operation

        Our plan of operation will be based upon CrazyGrazer.com's business as a wholly owned subsidiary of the Company. CrazyGrazer.com is positioned to create a unique online shopping experience that leverages the equity and affinity built by the world's leading brands in a way that heightens consumer confidence of shopping online and ultimately leads to a more comfortable and natural purchasing decision. We view each computer as a potential CrazyGrazer.com storefront and an opportunity to deliver the content of our site to our customers.

        At CrazyGrazer.com, we view every computer as a potential CrazyGrazer.com storefront and an opportunity to deliver the content of our site to our customers. The site has been developed to be fun and user friendly, to encourage a feeling of "community", and, ultimately, to provide customers with access to over 2 million products.

        CrazyGrazer.com proposes to cut through some of the existing Internet clutter by utilizing proprietary promotional capabilities to gain access to a wide television and radio audience at cost effective-rates.

        CrazyGrazer.com will also provide access points to our store through CrazyGrazer.com Public Access Kiosks and by enabling hotel guests to shop via CrazyGrazer.com's Hotel Shopper. In particular, the bright orange kiosks will enable many currently disenfranchised shoppers who do not have access to personal computers or credit cards to shop online. At the same time, kiosks will provide a differentiated method of promoting the website by their very public presence.

        Extending through all of these efforts, CrazyGrazer.com will be committed to providing the highest levels of customer service. This will include the ability for customers to call CrazyGrazer.com in order to place orders, ask product questions, and inquire about order status. We believe customer service will further differentiate CrazyGrazer.com to consumers who are typically frustrated by their inability to personally contact websites.

        CrazyGrazer.com's brand-centric approach, customer focus and new offerings such, as kiosk access to the Internet, is being designed to create a new buzz in the e-commerce space.

        Satisfaction of our cash obligations for the next twelve months. We plan on satisfying our cash obligations required for expansion over the next twelve months through additional equity and/or third party financing. We anticipate our projected cash flow from operations to be sufficient for monthly working capital and general corporate purposes. Our officers and directors have been working on various methods of capitalizing the Company; however as of this date we do not have equity or debt financing secured. We anticipate generating revenues sufficient to satisfy our monthly working capital and corporate expense requirements within the next nine months and to remain cash flow positive on a quarterly basis from that point forward. Based upon the Crazy Grazer merger and the successful execution of the business plan, we anticipate the need for approximately $8.5 million over the next twelve (12) months, which we intend to utilize for marketing, website development, infrastructure requirements, and additional computer software and hardware.

        Summary of any product research and development that we will perform for the term of our plan of operation. We do not anticipate the requirement of any product research or development in the next twelve months.

        Expected purchase or sale of plant and significant equipment. Our business plan anticipates the purchase of computer equipment necessary to implement the Public Access Kiosk segment of the business plan. We anticipate the purchase of the computer equipment, as required by us in the event cash is available either through operational cash flow or additional equity financing. We would anticipate the purchase of additional computer software and hardware commensurate with the implementation of an e-commerce business, which is included in the $8.5 million discussed above.

        Significant changes in the number of employees. We currently employ 16 full time employees. Since we have successfully acquired Crazy Grazer we anticipate the need to hire an additional 95 full time employees over the next 12 months.

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

  On September 29, 2003 we entered into Equity-For Debt Exchange Agreements with two creditors wherein we agreed to issue 800,000 shares of restricted common stock in exchange for $2,249,491.11 in current debt. The shares were issued on April 12, 2004.

  From October through December 2003 we sold 226,900 shares of our common stock to private investors introduced by our officers and directors in exchange for $226,900, the shares have not yet been issued.

  In February 2004 we sold 700,000 shares of restricted common stock to private investors introduced by officers and directors in exchange for $300,000.

        We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from operations of Crazy Grazer, which is anticipated to occur in the next nine months. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations and fund expansion solely through existing business cash flow generation. This would materially impact our ability to meet the objectives contained in our business plan.

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

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to execute our planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

Risk Factors

        Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

        Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

        Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We are uncertain we will be able to obtain additional capital necessary to continue our business.

        We incurred a net loss for the year ended December 31, 2003 of $(1,431,870), and for the period ended March 31, 2004 of $(580,388). As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

        We will depend almost exclusively on outside capital to pay for the deficit in our working capital. Such outside capital may include the sale of additional stock, loans from our officers and directors, and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

        As a result of our deficiency in working capital at March 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares..

        Our common shares are currently listed for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

        In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

        Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

        Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Item 3. Controls and Procedures

        We are a development stage company with no revenues and during the period covered by this quarterly report our officers and directors had responsibility for our internal controls and procedures over our financial reporting.

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

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our chief executive and chief financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our chief executive and chief financial officers concluded that, given our limited operations, our disclosure controls and procedures were effective.

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

        On March 1, 2004, we agreed to issue Arnaldo "Arnie" Galassi, as part of a letter agreement, 50,000 shares of our common stock as part of his employment with the Company as our CFO, VP and a director. As of the date of this filing, we have not issued the shares. Further, the shares are subject to forfeiture should Mr. Galassi not remain with the Company for a period of two years. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. Mr. Galassi, because of his position with our company, is deemed to be an accredited investor, as such term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

Subsequent Events

        On April 22, 2004, we amended our 2004 Stock Compensation Plan to increase the number of shares issuable under the Plan from 782,000 to 4,882,000.

        On April 23, 2004, we issued 4,000,000 shares of our common stock to three of our consultants pursuant to agreements entered into on April 1, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004.

        On April 23, 2004, we issued 100,000 shares of our common stock in exchange for legal services. The shares were issued and registered on Form S-8 on April 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On April 26, 2004, we agreed to issue 950,000 series A preferred shares to Mr. Hall, as part of the Crazy Grazer merger completed on April 26, 2004. The 950,000 preferred shares will not be registered under the Securities Act of 1933, as amended ("Act"), but will be issued in reliance upon the exemption from registration provided by Section 4(2) of the Act, on the basis that the transaction did not involve a public offering. The certificate evidencing the shares will bear a customary form of investment legend and may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Act or pursuant to an available exemption from such registration requirements.

        In April 2004, we sold a total of 145,000 shares of our restricted common stock to 3 accredited investors. 90,000 shares were sold at $0.84 per share for a total purchase price of $75,600, all of which was paid in cash and 55,000 shares were sold at $0.50 per share for a total purchase price of $27,500, all of which was paid in cash. As of the date of this filing the shares have not been issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

Item 3. Defaults by the Company upon its Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

Resignation of Directors and Appointment of New Officers and Directors

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

        On March 1, 2004, our board of directors appointed Eugene "Rock" Newman to replace Mick Hall as chairman of the board and appointed Arnie Galassi as a Vice President.

Consultants

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

Employment Agreements

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

  Arnaldo Galassi (as VP, CFO and a director)- a base salary of $150,000, with a potential performance based annual bonus of up to 50% of the base salary, 50,000 shares of restricted stock (subject to forfeiture if Mr. Galassi does not remain with the Company for a period of two years), contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

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

  Eugene "Rock" Newman (as Chairman of the Board)- a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

  Richard "Mick" Hall (as CEO, President and a director)- a base salary of $300,000, with a potential performance based annual bonus of up to 200% of the base salary, contributions to a Company 401(k), medical insurance, dental insurance, vision insurance, monthly automobile allowance, and life insurance.

        Management realized a typographical error in Mr. Hall's and Mr. Newman's agreements dated March 1, 2004. We amended the agreements to remove the stock issuances of 2,000,000 shares to each of Mr. Newman and Mr. Hall.

Subsequent Events

Consulting Agreements

        CLS Consulting, LTD.: On April 1, 2004, we entered into a Consulting Agreement with CLS Consulting, LTD. ("CLS"), wherein CLS agreed to assist the Company in our business development: to assist in the development of relationships with vendors and suppliers; and to assist the Company in any other project the Company and CLS agree upon. The precise services of CLS may be extended or curtailed by mutual agreement of CLS and the Company from time to time. The term of the agreement commenced on April 2, 2004 and will terminate on April 2, 2005. We agreed to compensate CLS with 1,500,000 shares of our common stock. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004. The consulting agreement was attached as an exhibit to the Form S-8 filed on April 23, 2004.

        William R. Shupe: On April 1, 2004, we entered into a Consulting Agreement with William R. Shupe, wherein Mr. Shupe agreed to assist us in mergers and acquisitions; to assist in strategic short-term and long-term planning; to make recommendations relative to our legal matters; and to assist us in any other project we agree on with Mr. Shupe. The precise services of Mr. Shupe may be extended or curtailed by mutual agreement of Mr. Shupe and the Company from time to time. The term of the agreement commenced on April 2, 2004 and will terminate on April 2, 2005. We agreed to compensate Mr. Shupe with 1,200,000 shares of our common stock. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004. The consulting agreement was attached as an exhibit to Form S-8 filed on April 23, 2004.

        Jeffrey D. Petersen: On April 1, 2004, we entered into a Consulting Agreement with Jeffrey D. Petersen, wherein Mr. Petersen agreed to assist us in the Company's business development: to assist in the financial matters related to building leases; to assist in leases and rent agreements related to the placement of public access kiosks, to assist in matters related to land and commercial property acquisition; and to assist the Company in any other project we agree on with Mr. Petersen. The precise services of Mr. Petersen may be extended or curtailed by mutual agreement of Mr. Petersen and the Company from time to time. The term of the agreement commenced on April 2, 2004 and will terminate on April 2, 2005. We agreed to compensate Mr. Petersen with 1,300,000 shares of our common stock. The shares issued are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004. The consulting agreement was attached as an exhibit to Form S-8 filed on April 23, 2004.

Amended Consultant and Employee Stock Compensation Plan

        We currently maintain a consultant and employee stock compensation plan to allow the Company to compensate officers, directors, employees, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The number of shares of common stock as to which awards may be granted under the plan is 782,000. The effective date of the consultant and employee stock compensation plan is January 20, 2004. On April 22, 2004, the plan was amended to increase the number of shares of common stock as to which awards may be granted to an additional 4,100,000 shares, making a total of 4,882,000 shares available under the plan.

        A copy of the Amended Consultant and Employee Stock Compensation Plan was attached as an exhibit to Form S-8 filed on April 23, 2004.

Closing of Crazy Grazer Merger

        Effective April 26, 2004, we completed the reverse tri-party merger among LRMT and Crazy Grazer, whereby we issued 950,000 shares of our Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred are convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer. The actual milestones and conversion ratios are set forth in the Certificate of Designation attached as an exhibit to the Form 8-K filed on May 6, 2004. Pursuant to the terms of the merger, Crazy Grazer merged with LRMT wherein LRMT ceased to exist and Crazy Grazer became our wholly owned subsidiary. Following closing of the merger, Crazy Grazer changed its name to CrazyGrazer.com, Limited Liability Company. A copy of the Certificate of Merger among the Company, LRMT and Crazy Grazer was filed as exhibit to Form 8-K filed on May 6, 2004.

Press Releases

        On May 7, 2004, we issued a press release announcing that we are in the process of forming an independent audit committee and an independent corporate governance committee, both reporting directly to the board of directors.

        On May 10, 2004, we issued a press release to announce the launch of a discounted outlet store on Internet portal giant Yahoo!. Crazy Grazer developed this online store specifically targeted at outlet shoppers, who are looking for additional values, beyond the typical online shopping mall.

        On May 10, 2004, we issued an additional press release announcing that we have signed a Binding Letter of Intent to purchase D.S. Properties, whose primary asset is a $4.2 million 20,000 square foot building that we currently occupy.

        On May 11, 2004, we issued a press release to announce our plans for CrazyGrazer.com. We are moving forward on Crazy Grazer's overarching business plan intended to separate CrazyGrazer.com from the competition by providing three innovative ways for consumers to shop online. Along with the Oracle-based web sites, we are in the final stages of development of technology that will enable us to provide access to our online stores through CrazyGrazer.com Public Access Shopping Kiosks and through the CrazyGrazer.com In-Room Hotel Shopper.

        The press releases are attached hereto as exhibits.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

10.1**	Consultant and Employee Stock Compensation Plan
10.2**	Consulting Agreement with Robert Ziems
10.3**	Consulting Agreement with C2 Consulting Inc.
10.4**	Consulting Agreement with Arnaldo Galassi
10.5**	Consulting Agreement with Steve Fernlund
10.6***	Binding Letter of Intent among the Company, Crazy Grazer and Hall Communications
10.7****	Agreement and Plan of Merger among the Company, LRMT and Crazy Grazer
10.8*****	Lease Agreement with DS Properties
10.9*****	Sublease Agreement with Hall Communications, Inc.
10.10*****	Sublease Agreement with Crazy Grazer, LLC.
10.11******	2004 Consultant and Employee Stock Compensation Plan, as amended.
10.12******	Consulting Agreement with CLS Consulting LTD
10.13******	Consulting Agreement with William R. Shupe
10.14******	Consulting Agreement with Jeffrey D. Petersen
10.15******	Amended Consultant and Employee Stock Compensation Plan
10.16*******	Amendment No. 1 to Agreement and Plan of Merger
10.17*******	Certificate of Merger between Left Right Marketing & Technology, Inc. and Crazy Grazer, LLC.
10.18*******	Series A Preferred Stock Certificate of Designation
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Richard "Mick" Hall
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Arnaldo Galassi
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Richard "Mick" Hall
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Arnaldo Galassi
99.1*	Press Release dated May 7, 2004 - Board Committees
99.2*	Press Release dated May 10, 2004 - Yahoo! Outlet Store
99.3*	Press Release dated May 10, 2004 - D.S. Properties Purchase
99.4*	Press Release dated May 11, 2004 - CrazyGrazer.com Plans

* Filed herewith

** Filed in Form S-8 on January 23, 2004

*** Filed in Form 8-K on March 19, 2004

**** Filed in Form 8-K on April 2, 2004

***** Filed in Form 10-KSB on April 19, 2004

****** Filed in Form S-8 on April 23, 2004

******* Filed in Form 8-K on May 6, 2003

(b) Form 8-K

        Form 8-K filed on February 26, 2004, New Directors and Executives

        Form 8-K filed on March 19, 2004, Binding Letter of Intent

        Form 8-K filed on April 2, 2004, Agreement and Plan of Merger

        Form 8-K filed on May 6, 2004, Closing of Merger, Change of Auditor

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Registrant)

By:/S/Arnaldo F. Galassi

     Arnaldo F. Galassi

    Chief Financial Officer

    (On behalf of the registrant and as

     principal accounting officer)

Date: May 20, 2004