Form 10QSB
period 2004-06-30
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2004-08-20
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes X No ____

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2004, was 50,389,512 shares.

Transitional Small Business Disclosure Format (check one):

Yes ___     No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS	(Unaudited) June 30, 2004	December 31, 2003
Current Assets
Cash	$ -	$ -
Accounts receivable	161	-
Inventories	24,469	-
Prepaid expenses	4,800	-
Total current assets	29,430	-

Property and equipment	264,511	-

Other Assets
Advances to Crazy Grazer.com, LLC	-	622,199
Advances to Hall Communications, a related party	135,218	-
Advance to DS Properties, a related party	186,526	-
Less allowance for doubtful accounts	(321,744)	(559,979)
Total other assets	-	62,220

TOTAL ASSETS	$ 293,941	$ 62,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 1,803,667	$ 609,823
Accounts payable - related party	127,721	52,149
Other current liabilities	553,084	63,669
Total current liabilities	2,484,472	725,641

STOCKHOLDERS' DEFICIT
Preferred stock	950	-
Common stock	50,760	43,193
Additional paid in capital	2,035,939	725,256
Deficit accumulated during the development stage	(4,278,180)	(1,431,870)
Total stockholders' deficit	(2,190,531)	(663,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 293,941	$ 62,220

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	(Unaudited) Consolidated Three months ended June 30, 2004	(Unaudited) Three months ended June 30, 2003	(Unaudited) Consolidated Six months ended June 30, 2004	(Unaudited) Six months ended June 30, 2003	(Unaudited) Inception through March 31, 2004

Revenue	$ -	$ -	$ -	$ -	$ -

Costs and Expenses:
Salaries, wages and other payroll related costs	359,780	2,725	1,606,035	7,650	1,782,758
Provision for bad debt (recovery)	(517,852)	-	(238,235)	-	321,744
Professional and consulting fees	1,053,450	875	1,079,690	3,375	1,507,290
General and administrative	344,682	25,378	397,628	69,058	650,341
Interest	862	17,281	1,192	34,400	16,047
	1,240,922	46,259	2,846,310	114,483	4,278,180

Net (loss)	$ (1,240,922)	$ (46,259)	$ (2,846,310)	$ (114,483)	$ (4,278,180)

Net income (loss) per share - basic and fully diluted	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.02)	$ (0.31)

Average shares outstanding	48,487,612	5,266,212	46,976,612	5,266,212	13,910,492

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	(Unaudited) Six months ended June 30, 2004	(Unaudited) Six months ended June, 2003	(Unaudited) Inception through June 30, 2004

Cash flows from operating activities
Net (Loss)	$ (2,846,310)	$ (103,458)	$ (4,278,180)
Items not affecting cash flows
Increase in prepaid expenses	(4,800)	-	(4,800)
Provision for bad debts (recovery)	(238,235)	--	321,744
Increase in accounts payable and accrued expenses	2,956,534	54,900	3,373,624
Net cash provided by (applied to) operating activities	(132,811)	(48,558)	(587,612)

Cash flows from financing activities
Increase in other assets	-	(200)	-
Advances to related parties	(484,407)	49,158	(1,106,606)
Purchase or property and equipment	(5,882)	-	(5,882)
Net cash provided by (applied to) investing activities	(490,289)	48,958	(1,112,488)

Cash flows from financing activities
Proceeds from sale of common stock	623,100	-	1,700,100
Net cash provided by financing activities	623,100	-	1,700,100

Net increase (decrease) in cash	-	400	-
Cash at Beginning of period	-	-	-
Cash at end of period	$ -	$ 400	$ -

Supplemental Disclosures of non cash transactions:

Payment of accounts payable and accrued expenses with stock	$ 4,100,000	$ -	$ 5,302,450
Assets acquired through merger	$ 283,259	$ -	$ 283,259
Assumption of liabilities in excess of assets from merger	$ 1,773,159	$ -	$ 1,773,159

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

In the opinion of management, the accompanying balance sheet at June 30, 2004 and the related statements of operations and cash flows for the three months and six months ended June 30, 2004 and 2003 and inception through June 30, 2004 include all adjustments necessary for the fair presentation.

Note 1 - Going Concern

The accompanying statements have been presented under the assumption that the Company will remain a going concern. The Company has incurred significant losses and its liabilities exceed its recorded assets. Accordingly, its ability to remain a going concern is subject to its ability to raise additional capital and/or continued co-operation from its creditors.

Note 2 - Merger and Consolidation

The Company entered into an agreement to acquire all of the assets and assume all of the liabilities of a limited liability company, CrazyGrazer.com, LLC in exchange for preferred stock. The acquisition, effective April 26, 2004, has been accounted for as a purchase. Due to certain common ownership of CrazyGrazer.com, LLC and the majority stockholder of the Company, there has been no adjustment to any assets of CrazyGrazer.com, LLC. No goodwill has been recorded as a result of the transaction. Liabilities assumed in excess of the historical basis of assets have been recorded as a reduction of additional paid in capital.

The Balance sheet as of June 30, 2004 included the accounts and records of the Company and its wholly owned subsidiary, CrazyGrazer.com, LLC. The results of operations and cash flows include the consolidated results since acquisition. All intercompany accounts and transactions have been eliminated since acquisition.

The following proforma balance sheet gives effect to the merger as had it occurred December 31, 2003:

	As presented December 31, 2003	Proforma adjustments	Proforma December 31, 2003
Current assets	$ -	$ 10,309	$ 10,309
Property and equipment	-	248,964	-
Other assets	62,220	22,211	-
	$ 62,220	$ 281,484	$ 10,309

Current liabilities	$ 725,641	$ 819,993	$ 1,545,634
Long-term debt	-	-	-
Stockholder's deficit	(757,809)	(538,509)	(1,201,930)
	$ 164,200	$ 281,484	$ 343,704

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 2 - Merger and Consolidation, continued

The following proforma schedule gives effect to the results of operations as had the six months ended June 30, 2004 as had the merger been completed as of December 31, 2003.

	As recorded	Proforma adjustments	Proforma
Revenues	$ -	$ 2,054	$ 2,054
Costs and expenses	2,846,310	362,300	3,208,610
Net (loss)	$ (2,846,310)	$ (360,246)	$ (3,206,556)

FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

        Forward-looking statements may include the words "may," "could," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

  Our current deficiency in working capital;

  increased competitive pressures from existing competitors and new entrants;

  increases in interest rates or our cost of borrowing or a default under any material debt agreements;

  deterioration in general or regional economic conditions;

  adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

  loss of customers or sales weakness;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 2. Plan of Operation.

Overview

        Left Right Marketing Technology, Inc. a Delaware corporation ("LRMK"), formerly named Global Gaming Technology, Inc., was incorporated in 1973. Prior to June of 2003 we had been involved in various businesses, which were unsuccessful. On June 30, 2003, we executed a binding letter of intent, which in September of 2003 resulted in a merger with Left Right Marketing & Technology, Inc., a private corporation ("LRMT"). LRMT controlled an option to acquire Crazy Grazer, LLC, a Nevada limited liability company ("Crazy Grazer"), which owns the website www.CrazyGrazer.com, a brand-centric, customer-friendly online shopping mall. In anticipation of closing of the merger with LRMT, on July 30, 2003, we filed an amendment to our Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of our outstanding shares of common stock, and (iii) increase our authorized shares of common stock to 100,000,000 shares, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value. We entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the merger/acquisition of Hall Communications, Inc., a Nevada corporation. A copy of the original letter of intent with Crazy Grazer was attached as an exhibit to the Form 10-KSB filed on October 1, 2003, and the revised letter of intent was filed as an exhibit to the Form 8-K filed on March 19, 2004.  On April 30, 2004, we executed an amendment to the letter of intent to extend the merger closing date of Hall Communications, Inc. to occur on or before October 31, 2004.  A copy of the amendment is attached hereto as an exhibit.

        Effective April 26, 2004, we completed a reverse tri-party merger among LRMT and Crazy Grazer, whereby we issued 950,000 shares of our Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred are convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer. The actual milestones and conversion ratios are set forth in the Certificate of Designation attached as an exhibit to the Form 8-K filed on May 6, 2004. Pursuant to the terms of the merger, Crazy Grazer merged with LRMT wherein LRMT ceased to exist and Crazy Grazer became our wholly owned subsidiary. Following closing of the merger, Crazy Grazer changed its name to CrazyGrazer.com, Limited Liability Company. A copy of the Certificate of Merger among the Company, LRMT and CrazyGrazer.com was filed as exhibit to Form 8-K filed on May 6, 2004.

        Richard M. (Mick) Hall was the sole member of CrazyGrazer.com, as such Mr. Hall was the sole recipient of the 950,000 shares of Series A Preferred Stock. Mr. Hall is our current CEO, President and majority stockholder. Mr. Hall abstained as to any voting as a director of the Company on the Merger.

        As we were not a constituent corporation to the merger, under current Delaware law, a vote of its stockholders to approve the merger was not required.

        We intend to continue the operations of CrazyGrazer.com as our wholly owned subsidiary, as more fully described below.

        On June 9, 2004, we executed a Letter of Intent with NEOLINK Wireless Content, Inc., a Nevada corporation. The Letter of Intent outlines the basic parameters under which NEOLINK would agree to be acquired by us. We are working together with NEOLINK to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which will provide the specific details regarding the terms and conditions of the acquisition. Upon completion of a definitive agreement we will file a Form 8-K.

        As of June 30, 2004, the Company had assets of $239,941, and $2,484,472 of liabilities; resulting in a stockholder's deficit of $(2,190,531).

CrazyGrazer.com's Plan of Operation

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

        CrazyGrazer.com will also provide access points to our store through the to be developed CrazyGrazer.com Public Access Kiosks and by enabling hotel guests to shop via CrazyGrazer.com's planned Hotel Shopper. In particular, the bright orange kiosks will enable shoppers who do not have access to personal computers or credit cards to shop online. At the same time, kiosks will provide a differentiated method of promoting the Crazy Grazer website by their very public presence.

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

        CrazyGrazer.com's brand-centric approach, customer focus and new offerings such as kiosk access to the Internet, is being designed to create a new buzz in the e-commerce space.

Satisfaction of our cash obligations for the next twelve months.

        We plan on satisfying our cash obligations required for expansion over the next twelve months through additional equity and/or third party financing. Our officers and directors have been working on various methods of capitalizing the Company; however as of this date we do not have equity or debt financing secured. Based upon the receipt of funds from one or more private placements sufficient enough to implement our plan of operation, we anticipate generating revenues sufficient to satisfy our monthly working capital and corporate expense requirements within the next nine months and to remain cash flow positive on a quarterly basis from that point forward. Based upon the CrazyGrazer.com merger and the successful execution of the business plan, we anticipate the need for approximately $8.5 million over the next twelve (12) months, which we intend to utilize for marketing, website development, infrastructure requirements, general working capital and additional computer software and hardware.

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

  On September 29, 2003 we entered into Equity-For Debt Exchange Agreements with two creditors wherein we agreed to issue 800,000 shares of restricted common stock in exchange for $2,249,491.11 in current debt. The shares were issued on April 14, 2004.

  From October through December 2003 we sold 226,900 shares of our common stock to private investors introduced by our officers and directors in exchange for $226,900, 70,000 of the shares have not yet been issued.

  In February 2004 we sold 700,000 shares of restricted common stock to private investors introduced by officers and directors in exchange for $300,000.

        We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from operations of CrazyGrazer.com, which is anticipated to occur in the next nine months. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations and fund expansion solely through existing business cash flow generation. This would materially impact our ability to meet the objectives contained in our business plan.

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

        Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to execute our planned expansion. Consequently, we are required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, raise sufficient working capital to implement our plan of operation, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

        Our business plan anticipates the purchase of computer equipment necessary to implement the Public Access Kiosk segment of our business plan. We anticipate the purchase of the computer equipment, as required by us in the event cash is available either through operational cash flow or additional equity financing. We would anticipate the purchase of additional computer software and hardware commensurate with the implementation of an e-commerce business, which is included in the $8.5 million discussed above.

Significant changes in the number of employees.

        We currently employ 16 full time employees. Since we have successfully acquired CrazyGrazer.com we anticipate the need to hire, upon receipt of adequate funds to be used as working capital, an additional 95 full time employees over the next 12 months.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

        Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We are uncertain we will be able to obtain additional capital necessary to continue our business.

        We incurred a net loss for the year ended December 31, 2003 of $(1,431,870), and for the period ended June 30, 2004 of $(1,240,922). As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

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

        As a result of our deficiency in working capital at June 30, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through equity and/or debt offerings and future equity private placements or debt facilities.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

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

Once our operations and website is launched, we intend to rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

        We intend to rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We intend to license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

        Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage. This could result in a disruption of our business.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

        Our provision of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Our data centers may be subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties or our current undercapitalization renders us incapable of paying for their services. It is anticipated that some of our systems will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

        We have experienced system failures in the past and may in the future. For example, in October 2003 we attempted to launch the Crazy Grazer.com website, which due to higher than anticipated visitor traffic crashed our site. Any unscheduled interruption in our service puts a burden on our entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our websites, our reputation and brand could be permanently harmed. The steps we have committed to take to increase the reliability and redundancy of our systems are anticipated to be very expensive, will reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

We must continually update our websites and those of our subsidiaries in order to meet customer demand anticipated with our plan of operation. Failure to implement these upgrades may have a material adverse impact on our operations and financial results.

        We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries' websites and the new products and features we intend to regularly introduce. This upgrade process is expensive, and the increased complexity of our websites increases the cost of additional enhancements. If we are unable to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume, our business could be harmed. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or to integrate smoothly with our existing systems any newly developed or purchased technologies or businesses. We are in the midst of significant multi-year projects to implement our plan of operation and enhance our current technical architecture. If these projects are not successful, our business could be harmed. We have experienced periodic unscheduled downtime. Continued unscheduled downtime would harm our business and also could anger users of our websites and reduce future revenues.

Item 3. Controls and Procedures.

        We are a development stage company with no revenues and during the period covered by this quarterly report our officers and directors had responsibility for our internal controls and procedures over our financial reporting.

        We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        On April 22, 2004, we amended our 2004 Stock Compensation Plan to increase the number of shares issuable under the Plan from 782,000 to 4,882,000. The 4,882,000 shares of common stock were registered on Form S-8 on April 23, 2004.

        On April 23, 2004, we issued 100,000 shares of our common stock in exchange for legal services. The shares were issued and registered on Form S-8 on April 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

        On April 26, 2004, we agreed to issue 950,000 series A preferred shares to Mr. Hall, as part of the CrazyGrazer.com merger completed on April 26, 2004. The 950,000 preferred shares will not be registered under the Securities Act of 1933, as amended ("Act"), but will be issued in reliance upon the exemption from registration provided by Section 4(2) of the Act, on the basis that the transaction did not involve a public offering. The certificate evidencing the shares will bear a customary form of investment legend and may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Act or pursuant to an available exemption from such registration requirements.

        In April 2004, we sold a total of 145,000 shares of our restricted common stock to 3 accredited investors. 90,000 shares were sold at $0.84 per share for a total purchase price of $75,600, all of which was paid in cash and 55,000 shares were sold at $0.50 per share for a total purchase price of $27,500, all of which was paid in cash. On May 25, 2004, all the shares were issued. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On April 14, 2004, we issued 300,000 shares of our common stock to Mark Newburg. The shares were purchased in February 10, 2004 for a total purchase price of $100,000. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On April 14, 2004, we issued 213,000 shares of our restricted common stock to William T. O'Donnell, Sr. pursuant to an Equity-for-Debt Exchange agreement dated September 29, 2003. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On April 14, 2004, we issued 586,400 shares of our restricted common stock to Michael Wichinsky pursuant to an Equity-for-Debt Exchange agreement dated September 29, 2003. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On April 26, 2004, we issued 1,200,000 shares of common stock to William R. Shupe, pursuant to his consulting agreement dated April 1, 2004. The shares are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On April 26, 2004, we issued 1,300,000 shares of common stock to Jeffrey D. Petersen, pursuant to his consulting agreement dated April 1, 2004. The shares are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On April 26, 2004, we issued 1,500,000 shares of common stock to CLS Consulting Ltd. pursuant to its consulting agreement dated April 1, 2004. The shares are unrestricted pursuant to an S-8 Registration filed with the SEC on April 23, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On May 25, 2004, we issued 2,000,000 shares of our restricted common stock to Mark Newburg pursuant to his employment agreement dated March 1, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On May 25, 2004, we issued 50,000 shares of our restricted common stock to Arnaldo Galassi pursuant to his employment agreement dated March 1, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

        On May 25, 2004, we issued a total of 156,900 shares of our restricted common stock to three accredited investors. The shares were purchased between October 24, 2003 and December 8, 2003 at $1.00 per share. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

Consulting Agreements

        Victoria Abajian: On February 23, 2004, we entered into a Consulting Agreement with Victoria Abajian, wherein she agreed to provide consulting services relating to our business processes and finances. The agreement commenced on February 23, 2004 and will conclude on August 22, 2004, unless extended by mutual agreement of both parties. We agreed to compensate Ms. Abajian with $10,000 worth of our common stock per month, issued at the end of the third and sixth months based on the average price of the stock over the prior 30 days for each of the six months in the contract term. As of June 30, 2004, the shares have not been issued. A copy of the agreement is attached hereto as an exhibit.

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

        Alan Taylor Consulting: On May 28, 2004, we entered into a Marketing Consulting Agreement with Alan Taylor Consulting, a Florida corporation, wherein Alan Taylor Consulting will serve as CrazyGrazer.com's marketing consulting agency on a non-exclusive basis. Alan Taylor Consulting's primary responsibilities will include, but not be limited to, advertising and media consulting and initiating contacts with potential investors. The term of the agreement commenced on June 1, 2004 and will terminate on May 31, 2005. We agreed to compensate Alan Taylor Consulting 75,000 shares of our restricted common stock. As of the date of this filing the shares have not been issued. A copy of the consulting agreement is attached hereto as an agreement.

        Howard Dolgon: On May 28, 2004, we entered into a Marketing Consulting Agency Agreement with Howard Dolgon Consulting, a New York corporation, wherein Howard Dolgon Consulting agreed to serve as CrazyGrazer.com's marketing consulting agency on a non-exclusive basis. Howard Dolgon Consulting's primary responsibilities will include, but not be limited to, advertising and media consulting and initiating contacts with potential investors. The term of the agreement commenced on June 1, 2004 and will terminate on May 31, 2005. We agreed to compensate Howard Dolgon 75,000 shares of our restricted common stock. As of the date of this filing the shares have not been issued. A copy of the consulting agreement is attached hereto as an exhibit.

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

Service Agreement with IT Strategies International Corporation

        On April 26, 2004, we executed a Service Agreement with IT Strategies International Corporation ("ITSIC"), wherein ITSIC agreed to assist CrazyGrazer.com in launching it's three well-branded e-commerce websites, as well as our publicly accessible shopping kiosks and an in-room hotel-shopping network. Charges will arise only from projects, and the price of each project is specified in the agreements Project Addendum. The term of the agreement is for five years. A copy of the agreement is attached hereto as an exhibit.

Amendment No. 1 to Binding Letter of Intent Dated March 8, 2004

        On April 30, 2004, we amended the Binding Letter of Intent dated March 8, 2004, providing for the merger of Hall Communications, Inc. into a to be formed wholly owned subsidiary of the Company, to extend the Merger Closing date to occur on or before October 31, 2004.  A copy of the amendment is attached hereto as an exhibit.

Public Relations Agency Agreement with Alan Taylor Communications, Inc.

        On May 28, 2004, we entered into a Public Relations Agency Agreement with Alan Taylor Communications, Inc. ("ATC"), a New York corporation, wherein ATC agreed to serve as CrazyGrazer.com's public relations agency on a non-exclusive basis. ATC's responsibilities will include, but not limited to, handling media contacts and responses, making media contacts related to Grazer's business; and such additional and related responsibilities as are customary in public relations service industry and as reasonably requested by CrazyGrazer.com. The term of the agreement commenced on June 1, 2004 and will terminate on May 31, 2005. We agreed to compensate ATC 100,000 shares of our common stock on a monthly basis in arrears. As of the date of this filing the shares have not been issued.

Letter of Intent with NEOLINK

        On June 9, 2004, we executed a Letter of Intent with NeoLink Wireless Content, Inc., a Nevada corporation based in Los Angeles. The Letter of Intent outlines the basic parameters under which NeoLink would agree to be acquired by us. We are working together with NeoLink to perform the necessary due diligence that will allow both parties to sign a definitive agreement, which will provide the specific details regarding the terms and conditions of the acquisition. Upon completion of a definitive agreement we will file a Form 8-K.

Press Releases

        On June 30, 2004, we issued a press release to announce that we retained New York-based Alan Taylor Communications ("ATC") as our public relations agency of record. ATC is widely regarded as the leader in lifestyle and sports public relations. Some of ATC's clientele include MasterCard, Nestle-Purina, Microsoft Games and Yahoo! Sports.

        On June 30, 2004, we issued an additional press release in relation to a recent shareholder letter which outlines our accomplishments over the past 11 months and an overview of things to come. In the press release Mick Hall, President of the Company, expressed his optimism about moving forward with our business model.

        On July 1, 2004, we issued a press release announcing more specifics about our pending acquisition of NeoLink.

        On July 20, 2004, we issued a press release to announce that we have enlisted the services of IT Strategies International Corp., a Las Vegas based computer consulting firm. IT will help launch CrazyGrazer.com's three well-branded e-commerce websites, as well as our publicly accessible shopping kiosks and an in-room hotel-shopping network.

        The press releases are attached hereto as exhibits.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

10.1	Consultant and Employee Stock Compensation Plan (incorporated by reference - filed as exhibit to Form S-8 on January 23, 2004)
10.2	Binding Letter of Intent among the Company, Crazy Grazer and Hall Communications (incorporated by reference - filed as exhibit to Form 8-K filed on March 19, 2004)
10.3	Agreement and Plan of Merger among the Company, LRMT and Crazy Grazer (incorporated by reference - filed as exhibit to Form 8-K on April 2, 2004)
10.4	Amended 2004 Consultant and Employee Stock Compensation Plan (incorporated by reference - filed as exhibit to Form S-8 on April 23, 2004)
10.5	Consulting Agreement with CLS Consulting LTD (incorporated by reference - filed as exhibit to Form S-8 on April 23, 2004)
10.6	Consulting Agreement with William R. Shupe (incorporated by reference - filed as exhibit to Form S-8 on April 23, 2004)
10.7	Consulting Agreement with Jeffrey D. Petersen (incorporated by reference - filed as exhibit to Form S-8 on April 23, 2004)
10.8	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference - filed as exhibit to Form 8-K on May 6, 2004)
10.9	Certificate of Merger between Left Right Marketing & Technology, Inc. and Crazy Grazer, LLC. (incorporated by reference - filed as exhibit to Form 8-K on May 6, 2004)
10.10	Series A Preferred Stock Certificate of Designation (incorporated by reference filed as exhibit to Form 8-K on May 6, 2004)
10.11*	Consulting Agreement with Victoria Abajian
10.12*	Public Relations Agency Agreement with Alan Taylor Communications, Inc.
10.13*	Marketing Consulting Agency Agreement with Alan Taylor Consulting
10.14*	Marketing Consulting Agency Agreement with Howard Dolgon Consulting
10.15*	Service Agreement with IT Strategies International Corporation
10.16*	Amendment No. to Binding Letter of Intend Dated March 8, 2004
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Richard "Mick" Hall
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Arnaldo Galassi
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Richard "Mick" Hall
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Arnaldo Galassi
99.1*	Press Release dated June 30, 2004 - Alan Taylor Communications as Public Relations Agency
99.2*	Press Release dated June 30, 2004 - Looks to Future with Great Optimism
99.3*	Press Release dated July 1, 2004 - Specifics of our Pending Acquisition of NeoLink
99.4*	Press Release dated July 20, 2004 - IT Strategies International Corp.

* Filed herewith

(b) Form 8-K

Form 8-K filed on April 2, 2004, Agreement and Plan of Merger

Form 8-K filed on May 6, 2004, Closing of Merger, Change of Auditor

Form 8-K filed on July 2, 2004, Press Release on intent to purchase NeoLink

Form 8-K/A filed on July 8, 2004, Audit of CrazyGrazer.com

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Registrant)

By: Arnaldo F. Galassi

     Arnaldo F. Galassi

     Chief Financial Officer

    (On behalf of the registrant and as

    principal accounting officer)

Date: August 19, 2004