Form 10QSB
period 2004-09-30
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2004-11-17
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Yes X     No ____

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2004, was 50,389,512 shares.

Transitional Small Business Disclosure Format (check one):

Yes ___   No X

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS	(Unaudited) September 30, 2004	(Audited) December 31, 2003

Current assets
Cash	$ -	$ -
Accounts receivable	162	-
Inventories	23,349	-
Prepaid expenses	9,711	-
Total current assets	33,222	-

Property, Equipment and Software, net	264,511	-

Related party receivables	539,112	62,220

	$ 836,845	$ 62,220

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 1,913,020	$ 609,823
Notes payable	250,000	-
Accounts payable - related parties	299,223	52,149
Accrued expenses	839,723	63,669
Total current liabilities	3,301,966	725,641

Stockholder's deficit
Preferred stock	950	-
Common stock	51,212	43,193
Additional paid in capital	2,355,587	725,256
Accumulated deficit	(4,872,870)	(1,431,870)
	(2,465,121)	(663,421)
	$ 836,845	$ 62,220

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	(Unaudited) Three months ended September 30, 2004	(Unaudited) Three months ended September 30, 2003	(Unaudited) Nine months ended September 30 2004	(Unaudited) Nine months ended September 30 2003	(Unaudited) Inception through September 30 2004

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES:
Cost of revenues	-	-	-	-	-
Salaries, wages and other payroll related costs	378,145	36,390	1,984,180	44,040	2,160,903
Provision for bad debt (recovery)	-	-	(517,852)	-	-
Professional and consulting fees	2,630	454,799	1,362,037	458,174	1,831,664
General and administrative	213,897	93,062	611,525	162,120	864,238
Interest	18	14,816	1,210	49,216	16,065
	594,690	599,067	3,441,100	713,550	4,872,870

Net (loss)	$ (594,690)	$ (599,067)	$ (3,441,100)	$ (713,550)	$ (4,872,870)

Net (loss) per share	$ (0.01)	$ (0.11)	$ (0.07)	$ (0.14)	$ (0.38)

Average shares outstanding	50,986,112	5,266,212	47,202,612	5,266,212	12,672,735

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	(Unaudited) Nine months ended September 30, 2004	(Unaudited) Nine months ended September 30, 2003	(Unaudited) Inception through September 30, 2004

CASH FLOWS FROM OPERATING ACTVITIES
Net income (loss)	$ (3,441,000)	$ (713,550)	$ (4,872,870)
Adjustment to reconcile net income
to net cash provided by operating activities
(Increase) in prepaid expenses	(9,711)	-	(9,711)
(Increase) decrease in accounts receivable	(162)	-	(162)
Increase in accounts payable and other current liabilities	2,512,092	501,196	3,954,033
Net cash provided by (used in) operating activities	(938,781)	(212,354)	(928,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related parties	(476,892)	-	(539,112)
Advances from related parties	247,074	214,114	299,223
Purchase of property and equipment	(4,601)	-	(4,601)
Net cash (used in) investing activities	(234,419)	214,114	(244,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	923,200	-	923,200
Issuance of notes payable	250,000	-	250,000
Net cash provided by financing activities	1,173,200	-	1,173,200

Net increase (decrease) in cash	-	1,760	-

Balance at beginning of period	-	-	-
Balance at end of period	$ -	$ 1,760	$ -

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Payment of accounts payable and accrued expenses with shares	$ 4,100,000	$ 36,390	$ 5,302,450
Assets acquired through merger	$ 283,259	$ -	$ 283,259
Liabilities assumed in merger	$ 1,773,159	$ -	$ 1,773,159

The accompanying notes are an integral part of these financial statements

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

In the opinion of management, the accompanying balance sheet at September 30, 2004 and the related statements of operations and cash flows for the three months ended September 30, 2004 and 2003 and inception through September 30, 2004 include all adjustments necessary for fair presentation.

Note 1. Going concern

The accompanying statements have been presented under the assumption that the Company will remain a going concern. The Company has incurred significant losses and its liabilities exceed its recorded assets. Accordingly, its ability to remain a going concern is subject to its ability to raise additional capital and/or continued co-operation from its creditors.

Note 2. Merger and consolidation

The Company entered into an agreement to acquire all of the assets and assume all of the liabilities of a limited liability company, CrazyCrazer.com, Limited Liability Company in exchange for preferred stock. The acquisition, effective April 26, 2004, has been accounted for as a purchase. Due to certain common ownership of CrazyGrazer.com, Limited Liability Company and the majority stockholder of the Company there has been no adjustments to any of the assets of CrazyGrazer.com, Limited Liability Company. No goodwill has been recorded as a result of the transaction. Liabilities assumed in excess of the historical basis of assets have been recorded as a reduction in additional paid in capital.

The balance sheet as of September 30, 2004 includes the accounts and records of the Company and its wholly owned subsidiary, CrazyGrazer.com. Limited Liability Company. The results of operations and cash flows have been consolidated since acquisition. All intercompany accounts and transactions have been eliminated.

The following balance sheet gives effect to the merger had it occurred December 31, 2003,

	As presented December 31, 2003	Proforma adjustments	Proforma December 31, 2003
Current assets	$ -	$ 10,309	$ 10,309
Property and equipment	-	248,964	248,964
Other assets	62,220	22,211	84,431
	$ 62,220	$ 281,484	$ 343,704

Current liabilities	$ 725,641	$ 819,993	$ 1,545,634
Long-term debt	-	-	-
Stockholders' deficit	(663,421)	(538,509)	(1,201,930)
	$ 62,220	$ 281,484	$ 343,704

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(formerly Global Gaming Technology, Inc.)

Notes to Condensed Consolidated Financial Statements

Note 2. Merger and consolidation - continued

The following proforma schedule gives effect to the results of operations for the nine months ended September 30, 2004 as had the merger been completed December 31, 2003.

	As presented September 30, 2004	Proforma adjustments	Proforma September 30, 2004
Revenues	$ -	$ 2,054	$ 2,054
Costs and expenses	3,411,000	362,300	3,773,300
Net (loss)	$ (3,411,000)	$ (360,246)	$ (3,771,246)

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

        Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

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

        For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

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

        We entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the merger/acquisition of Hall Communications, Inc., a Nevada corporation. A copy of the original letter of intent with Crazy Grazer was attached as an exhibit to the Form 10-KSB filed on October 1, 2003, and the revised letter of intent was filed as an exhibit to the Form 8-K filed on March 19, 2004. On April 30, 2004, we executed an amendment to the letter of intent to extend the merger closing date of Hall Communications, Inc. to occur on or before October 31, 2004. A copy of the amendment was attached as an exhibit to Form 10-QSB filed on August 20, 2004. As of the date of this filing we have not formalized any final agreements with Hall Communications. Once a formal agreement is finalized, if ever, we will file a Form 8-K disclosing the terms and conditions of such agreement.

        Effective April 26, 2004, we completed a reverse tri-party merger among LRMT and Crazy Grazer, whereby we issued 950,000 shares of our Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred are convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer. The actual milestones and conversion ratios are set forth in the Certificate of Designation attached as an exhibit to the Form 8-K filed on May 6, 2004. Pursuant to the terms of the merger, Crazy Grazer merged with LRMT wherein LRMT ceased to exist and Crazy Grazer became our wholly owned subsidiary. Following closing of the merger, Crazy Grazer changed its name to CrazyGrazer.com, Limited Liability Company ("CrazyGrazer.com"). A copy of the Certificate of Merger among the Company, LRMT and CrazyGrazer.com was filed as exhibit to Form 8-K filed on May 6, 2004.

        Richard M. (Mick) Hall was the sole member of CrazyGrazer.com, as such Mr. Hall was the sole recipient of the 950,000 shares of Series A Preferred Stock. Mr. Hall is our current CEO, President and majority stockholder. Mr. Hall abstained as to any voting as a director of the Company on the Merger.

        As we were not a constituent corporation to the merger, under current Delaware law, a vote of our stockholders to approve the merger was not required.

        We have continued the operations of CrazyGrazer.com as our wholly owned subsidiary, as more fully described below.

        On August 30, 2004, we entered into a strategic partnership with Vcommerce Corporation, a provider of multi-channel retail technology and solutions. We utilized Vcommerce's web-based e-commerce technology solution for the launch of our retail e-commerce site, CrazyGrazer.com on October 1, 2004. One of the reasons for outsourcing our technology to Vcommerce was to utilize their RetailVantage solution. RetailVantage solution is designed to serve the retail community's needs for an end-to-end solution for direct-to-consumer initiatives in such channels as Web stores, in-store kiosks, printed catalogs and phone-order entry. The solution encompasses outsourced services and Web-based tools for visibility and control across all steps in the commerce chain, from order capture and fulfillment to reverse logistics.

        Effective November 10, 2004, we terminated the Letter of Intent executed on June 9, 2004 with NEOLINK Wireless Content, Inc., a Nevada corporation.

        As of September 30, 2004, the Company had total assets of $836,845 (current assets of $33,222), and $3,301,966 of liabilities; resulting in a stockholder's deficit of $2,465,121.

CrazyGrazer.com's Plan of Operation

        Our plan of operation is based upon CrazyGrazer.com's business as a wholly owned subsidiary of the Company. On October 1, 2004, we announced the launch of our retail e-commerce site, CrazyGrazer.com. CrazyGrazer.com is positioned to create a unique online shopping experience that leverages the equity and affinity built by the world's leading brands in a way that heightens consumer confidence of shopping online and ultimately leads to a more comfortable and natural purchasing decision.

        At CrazyGrazer.com, we view every computer as a potential CrazyGrazer.com storefront and an opportunity to deliver the content of our site to our customers. The site has been developed to be fun and user friendly, to encourage a feeling of "community", and, ultimately, to provide customers with access to over 2 million products.

        CrazyGrazer.com will also provide access points to our store through the to be developed CrazyGrazer.com Public Access Kiosks and by enabling hotel guests to shop via CrazyGrazer.com's planned Hotel Shopper. In particular, the bright orange kiosks will enable shoppers who do not have access to personal computers or credit cards to shop online. At the same time, kiosks will provide a differentiated method of promoting the CrazyGrazer.com website by their very public presence.

        By year's end, CrazyGrazer.com is scheduled to offer over 12 million different consumer products in a wide array of categories. We anticipate the placement of our first branded "Public Access Shopping Kiosks" in time for the holiday shopping season with the CrazyGrazer.com "In Room Hotel Shopper" initiative scheduled to launch in 2005.

        In addition to the website, CrazyGrazer.com offers consumers the option to dial its 24-hour hotline to shop using its customer care representatives which are ready to assist them with all their personal shopping needs. Extending through all of these efforts, CrazyGrazer.com is committed to provide the highest levels of customer service. This includes the ability for customers to call CrazyGrazer.com in order to place orders, ask product questions, and inquire about order status. We believe customer service will further differentiate CrazyGrazer.com to consumers who are typically frustrated by their inability to personally contact websites.

        CrazyGrazer.com's brand-centric approach, customer focus and new offerings such as kiosk access to the Internet, is being designed to create a new buzz in the e-commerce space.

Satisfaction of our cash obligations for the next twelve months.

        We plan on satisfying our cash obligations required for expansion over the next twelve months through additional equity and/or third party financing. Our officers and directors have been working on various methods of capitalizing the Company; however, as of this date we do not have equity or debt financing secured. Based upon the receipt of funds from one or more private placements sufficient enough to implement our plan of operation, we anticipate generating revenues sufficient to satisfy our monthly working capital and corporate expense requirements within the several months. Based upon the CrazyGrazer.com merger and the successful execution of the business plan, we anticipate the need for approximately $2 million over the next twelve (12) months, which we intend to utilize for marketing, website development, infrastructure requirements, general working capital and additional computer software and hardware.

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

        In September 2004, we entered into two promissory notes for a total amount of $250,000. We promised to repay the notes without interest in the first quarter of 2005. In lieu of interest, we granted warrants to purchase 500,000 shares of our common stock at $0.05 per share. The term of the warrants expire on September 7, 2005.

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

        We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as internet technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, raise sufficient working capital to implement our plan of operation, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

        Our business plan anticipates the purchase of computer equipment necessary to implement the Public Access Kiosk segment of our business plan. We anticipate the purchase of the computer equipment, as required by us in the event cash is available either through operational cash flow or additional equity financing. We would anticipate the purchase of additional computer software and hardware commensurate with the implementation of an e-commerce business, which is included in the $2.0 million discussed above.

Significant changes in the number of employees.

        We currently employ 7 full time employees. Since we have successfully launched CrazyGrazer.com we anticipate the need to hire additional personnel, upon receipt of adequate funds to be used as working capital. We expect a significant change in the number of full time employees over the next 12 months.

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

        We have incurred a net loss from inception through September 30, 2004 of $4,872,870. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability.

        We will depend almost exclusively on outside capital to pay for the deficit in our working capital. Such outside capital may include the sale of additional stock, loans from our officers and directors, and/or either borrowings. There can be no assurance that capital will continue to be available if necessary to meet these continuing operational costs or, if the capital is available, it will be on terms acceptable to our Company. The issuances of additional equity securities by our company could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our Company's liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

        As a result of our deficiency in working capital at September 30, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through equity and/or debt offerings and future equity private placements or debt facilities.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

        Our common shares are currently quoted for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

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

Once operations from our website begin, we intend to rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

        We intend to rely on Vcommerce and other third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We intend to license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

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

Item 3. Controls and Procedures.

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's executive management evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's executive managment concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Significant Events

Strategic Plan with Vcommerce

        On August 30, 2004, we entered into a strategic partnership with Vcommerce Corporation, a leading provider of multi-channel retail technology and solutions. We utilized Vcommerce's web-based e-commerce technology solution for the launch of our retail e-commerce site, CrazyGrazer.com on October 1, 2004. One of the reasons for outsourcing our technology to Vcommerce was to utilize their RetailVantage solution. RetailVantage solution is designed to serve the retail community's needs for an end-to-end solution for direct-to-consumer initiatives in such channels as Web stores, in-store kiosks, printed catalogs and phone-order entry. The solution encompasses outsourced services and Web-based tools for visibility and control across all steps in the commerce chain, from order capture and fulfillment to reverse logistics.

Resignation of Officers

        Effective November 5, 2004, Arnaldo F. Galassi resigned as Chief Financial Officer and a Director of the Company and Mark Newburg resigned as Senior Vice President, Chief Operating Officer and a Director of the Company.

        Both will remain as consultants to the Company until suitable replacements are found.

Termination of the NEOLINK Acquisition

        Effective November 10, 2004, we terminated the Letter of Intent executed on June 9, 2004 with NEOLINK Wireless Content, Inc., a Nevada corporation, wherein NEOLINK agreed to be acquired by us.

Item 1. Legal Proceedings.

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Promissory Notes

        On September 8, 2004, we entered into a Promissory Note with Thomas F. Gordon, pursuant to a loan of $100,000, which Mr. Gordon provided to us. We promised to pay Mr. Gordon the $100,000 with no interest on or before January 8, 2005. In lieu of interest we granted Mr. Gordon a warrant to purchase 200,000 shares of our common stock at $0.05 per share. The term of the warrant expires on September 7, 2005.

        On September 30, 2004, we entered into a Promissory Note with David Greenwald, pursuant to a loan of $150,000, which Mr. Greenwald provided to us. We promised to pay Mr. Greenwald the $150,000 with no interest on or before February 1, 2005. In lieu of interest we granted Mr. Greenwald a warrant to purchase 300,000 shares of our common stock at $0.05 per share. The term of the warrant expires on October 1, 2005.

        We believe that grant of warrants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Richard "Mick" Hall
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Richard "Mick" Hall

* Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEFT RIGHT MARKETING TECHNOLOGY, INC.

(Registrant)

By: /S/Richard M. "Mick" Hall

      Richard M. "Mick" Hall

      Chief Executive Officer

      (On behalf of the registrant and as

      principal accounting officer)

Date: November 16, 2004