Form 10KSB
period 2004-12-31
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2005-05-06
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 000-09047

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                (Name of small business issuer in its charter)


     DELAWARE               		 	   02-0314487
(State or other jurisdiction of 		(I.R.S. Employer
incorporation or organization) 			Identification No.)


	      585 WEST 500 SOUTH #180
	          BOUNTIFUL, UTAH                         84010
	(Address of principal executive offices)        (zip code)

Issuer's Telephone Number: (801) 244-4405

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                               (Title if Class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [     ]

      The issuer's revenues for its most recent fiscal year ended December 31, 2004. $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of February 16, 2005 was $45,848.56 based on a share value of $0.02.

      The number of shares of Common Stock, $0.001 par value, outstanding on February 16, 2005, was 54,420,328 shares.

      Transitional Small Business Disclosure Format (check one): Yes  ___ No X

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2004

                                INDEX TO REPORT
                                ON FORM 10-KSB

PART I                                                   Page(s)


Item 1.Description of Business                              2
Item 2.Description of Property                              6
Item 3.Legal Proceedings                                    6
Item 4.Submission of Matters to a Vote of Security Holders  6



PART II

Item 5. Market for Common Equity and Related
Stockholder Matters                         		    6
Item 6. Plan of Operation                                   9
Item 7. Financial Statements                               12
Item 8. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure                     13
Item 8A.Controls and Procedures                            13
Item 8B.Other Information                                  13


PART III

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a)
of the Exchange Act                                        13
Item 10.Executive Compensation                             16
Item 11.Security Ownership of Certain Beneficial Owners
 and Management                                            16
Item 12.Certain Relationships and Related Transactions     18
Item 13.Exhibits                                           18
Item 14 Principal Accountant Fees and Services             19

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

      Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

   o  Our current deficiency in working capital;

   o  increased   competitive  pressures  from  existing  competitors  and  new entrants;

   o increases in interest rates or our cost of borrowing or a default under any material debt agreements;

   o  deterioration in general or regional economic conditions;

   o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

   o  loss of customers or sales weakness;

   o  inability to achieve future sales levels or other operating results;

   o  the unavailability of funds for capital expenditures; and

   o  operational inefficiencies in distribution or other systems.


      For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see "Factors That May Affect Our Plan of Operation" in this document.

      In this filing references to "Company," "we," "our," and/or "us," refers to Left Right Marketing Technology, Inc., a Delaware corporation.



                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(A) GENERAL BUSINESS DEVELOPMENT

      Left Right Marketing Technology, Inc., formerly Global Gaming Technology, Inc., was incorporated in the state of Delaware in 1973. We had been dormant for several years until October 6, 2000, when we entered into a contract for the sale of used equipment to a California tribal casino. Although opportunities existed in this market and in foreign export of used gaming equipment, we were unable to perform in this market due to competition from large manufacturers, jurisdictional regulatory laws and our inability to obtain funding.

      On June 30, 2003, our management signed a binding letter of intent to merge with Left Right Marketing & Technology, Inc., a private Nevada corporation ("LRMT"). In anticipation of closing the merger with LRMT, on July 30, 2003, we filed an amendment to its Certificate of Incorporation to effectuate (i) a name change to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of its outstanding shares of common stock, and (iii) increase its authorized shares of common stock to 100,000,000 shares, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001.

      Effective September 29, 2003, we completed a reverse triangular merger by and among us, Global Gaming Technologies, Inc., a Nevada Corporation ("GGTI") our wholly owned subsidiary, and LRMT, whereby we issued 36,390,000 shares of its restricted common stock in exchange for 100% of LRMT's outstanding common stock. Pursuant to the terms of the merger, LRMT merged with GGTI wherein GGTI ceased to exist and LRMT became our wholly owned subsidiary.

      On October 29, 2003, our board of directors approved a change in our year-end from June 30 to December 31.

      Our primary motivation for the merger was to obtain, from LRMT, the right to acquire CrazyGrazer.com, Limited Liability Company, formerly known as Crazy Grazer, LLC, a Nevada limited liability company ("CrazyGrazer.com") who operates an online shopping mall website, www.CrazyGrazer.com.

      Effective April 26, 2004, we completed a reverse triangular merger by and among LRMT, our wholly owned subsidiary, and CrazyGrazer.com, whereby CrazyGrazer.com merged with LRMT and LRMT ceased to exist and CrazyGrazer.com became our wholly owned subsidiary.

      Effective February 16, 2005, Richard M. Hall as the sole member of the board of directors appointed S. Mathew Schultz to our board of directors. Concurrently, Mr. Hall resigned as our President and Director and Mr. Schultz as the sole member of the board of directors appointed himself as our President and appointed Lawrence S. Schroeder as our Secretary, Treasurer and a Director.

      On March 8, 2005, the Company, Richard M. Hall and CrazerGrazer.com executed a Rescission Agreement, whereby the parties individually agreed and jointly agree that the merger agreement effective April 26, 2005 and all terms, conditions, covenants, representations and warranties contained in the merger agreement be rescinded and deemed null and void, effective immediately. Pursuant to the Rescission Agreement, the liabilities and assets of CrazyGrazer.com that existed at the time of the merger and as existed as of the closing of the Rescission Agreement remained the liabilities and assets of CrazyGrazer.com.

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with its intended business operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

(B) OUR BUSINESS

CHANGE IN BUSINESS DIRECTION

      As a result of the rescission agreement we have abandoned our prior business plan. However, we plan to locate and negotiate with an established business entity for the merger/acquisition of a target business.

      Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

      A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

      We are engaged in seeking an acquisition, locating a new business opportunity, finding a business partner, or locating a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. However, we initially plan to focus on opportunities and businesses in the Biotechnology/Pharmacology industry.

      We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

      Our management, in all likelihood will not be experienced in matters relating to the business of a target business and will rely solely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

      The analysis of new business opportunities will be undertaken by, or under the supervision of Mr. Schultz, our recently appointed President and a Director who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

   - the available technical, financial and managerial resources;
   - the availability of audited financial statements;
   - working capital and other financial requirements;
   - history of operations, if any;
   - prospects for the future;
   - nature of present and expected competition;
   - the quality and experience of management services which may be available and the depth of that management;
   - the potential for further research & development;
   - specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
   - the potential for growth or expansion;
   - the potential for profit;
   - the   perceived   public  recognition  or  acceptance  of  products,
     services, or trades;
   - name identification; and
   - other relevant factors.

      Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

      Following a business combination we may benefit from the services of others in regards to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

      A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, our present management and stockholders may no longer be in control of us. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

      While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

      With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders may hold a lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us may have a dilutive effect on the percentage of shares held by our stockholders at such time.

      No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

      As of the date hereof, management has not made any final decision concerning or entered into any definitive agreements for a business combination or other transaction. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Annual Report are advised to determine if we have subsequently filed a Form 8-K.

      We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

PERSONNEL

      The Company currently does not have any employees. We are dependent upon our Officers and Directors. We anticipate the assumption of employment base from a company we intend to acquire in the future.

AVAILABLE INFORMATION

      We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates.

ITEM 2.     DESCRIPTION OF PROPERTY.

      Effective February 16, 2005, we changed our principal address to 585 West 500 South #180, Bountiful, UT 84010. We do not lease or rent this property. Office services are provided at a nominal fee by an officer. Such costs are deemed immaterial to the financial statements and, accordingly, have not been reflected as an expense to us.

ITEM 3.     LEGAL PROCEEDINGS.

      We are not a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

      Our Common Stock is traded on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "LRMK". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and not necessarily represent actual transactions.

     		    2004            2003
           	High 	Low 	High  	Low
1st Quarter	1.4 	0.31 	0.008	0.008
2nd Quarter	1.84 	0.2 	0.02 	0.008
3rd Quarter	0.43	0.045	1.40 	0.00
4th Quarter	0.37	0.016	6.00 	0.35


Note: We traded on the OTC:BB through August 25, 2003 under the symbol "GBTE". From August 25, 2003 through September 23, 2003, as a result of our name change, our OTC:BB trading symbol was changed from "GBTE" to "LRMKV." On September 24, 2003 our symbol was changed to "LRMK."

(B) HOLDERS OF COMMON STOCK

      As of February 16, 2005, we had approximately 69 stockholders of record of the 54,420,328 shares outstanding.

(C) DIVIDENDS

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

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

CONSULTANT AND EMPLOYEE STOCK COMPENSATION PLANS

      Effective January 20, 2004, we adopted a Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 782,000 shares. As of January of 2004, all of the shares have been granted under the plan.
      On April 22, 2004, we amended the compensation plan to make available an additional 4,100,000 shares of common stock. As of December 31, 2004, all of the shares have been granted under the plan.

      Effective December 10, 2004, we adopted a 2005 Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,000,000 shares. As of December 31, 2004, none of the shares had been granted under the plan. On January 7, 2005, the 2,000,000 shares were granted to a consultant.

EQUITY COMPENSATION PLAN INFORMATION

      We maintain consultant and employee stock compensation plans to allow the Company to compensate officers, directors, employees, consultants and certain other persons providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary, through the award of our common stock. The following table sets forth information regarding outstanding shares issued under the plan and shares reserved for future issuances under the plan as of December 31, 2004.

      		   Number        Weighted-
              of shares to be     average
                issued upon      exercise        	      Number of shares remaining
                exercise of      price of			available for future
                outstanding     outstanding		   issuance under consultant and
             options, warrants   options,		      employee compensation
                 and rights    warrants and	 	     plan (excluding shares
Plan Category        (a)           rights		     reflected in column (a))
                                    (b)					(c)

Equity                        -            $ -                         -
compensation
plans
approved by
stockholders

Equity                        -            $ -                       2,000,000
compensation
plans not
approved by
stockholders

Total                         -            $ -                     2,000,000 (1)


(1) On January 7, 2005, the 2,000,000 shares were granted. Currently, there are no shares available for grant under an equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

      On December 2, 2004, we issued 2,030,816 shares of our restricted common stock to Wexford Capital Ventures as partial compensation for services rendered to the Company. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

      On January 7, 2005, we issued 2,000,000 shares of our restricted common stock to Affinity Financial Group, Inc. pursuant to its consulting agreement dated December 9, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

      On March 15, 2005, we entered into an Equity-for-Debt Exchange Agreement with S. Matthew Schultz wherein we agreed to exchange $420,000 in debt due to Mr. Schultz for 42,000,000 shares of our restricted common stock. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.     PLAN OF OPERATION.

      With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

OVERVIEW

      As a result of the Company's lack of significant revenue generation and considering CrazyGrazer.com's liabilities and lack of assets, the Company's new management, CrazyGrazer.com and Richard M. Hall determined that it is in the best interest to all parties to rescind the merger completed on April 26, 2004.

      Effective March 8, 2005, the parties entered into a rescission agreement whereby deemed the merger agreement null and void effective immediately.

      SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS. We plan on satisfying our cash obligations over the next twelve months through additional equity and/or third party financing. Our officers and directors have been working on various methods of capitalizing the Company; however as of this date we do not have equity or debt financing secured. We do not anticipate generating revenues sufficient to satisfy our working capital requirements within the next twelve months. We have included in our recent business plan the concept of seeking merger candidates or other means of perfecting a business opportunity.

      SUMMARY OF ANY PRODUCT RESEARCH AND DEVELOPMENT THAT WE WILL PERFORM FOR THE TERM OF OUR PLAN OF OPERATION. We do not anticipate the requirement of any product research or development in the next twelve months.

      SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES. We currently do not have any full-time employees, and until we either obtain sufficient capital to pursue our business plan, or acquire a business with sufficient cash, or merge with such a company, we will not require new employees.
PLAN OF OPERATION

CHANGE IN BUSINESS DIRECTION

      As a result of the rescission agreement we have abandoned our prior business plan. However, we plan to locate and negotiate with an established business entity for the merger/acquisition of a target business.

      We plan to locate and negotiate with a business entity for the merger of a target business into us. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

      Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

      As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.

LIQUIDITY AND CAPITAL RESOURCES

      A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can locate a merger or acquisition target or generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our operations, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

      Since inception, we have financed our cash flow requirements through the issuance of common stock. As we continue our activities, we may continue to experience net negative cash flows from operations, pending consummation of a merger or acquisition or the receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

      Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations. Consequently, we will be required to seek additional capital in the future to fund operations through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

      We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for viable merger or acquisition candidates. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our revised business model, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MAY CAUSE US TO CURTAIL OPERATIONS.

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the years ended December 31, 2004 and December 31, 2003 we incurred net losses of $2,743,938 and $1,431,870 respectively. Our accumulated deficit at the end of December 31, 2004 was $(4,175,808). Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

WE ARE AN INSIGNIFICANT PARTICIPANT IN THE BUSINESS OF SEEKING MERGERS WHEREIN A LARGE NUMBER OF ESTABLISHED AND WELL FINANCED ENTITIES ARE OUR COMPETITORS.

      We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

WE CHANGED OUR MANAGEMENT ON FEBRUARY 16, 2005 AND ARE UNSURE OF THE EFFECT ON OUR ABILITY TO OPERATE.

      On February 16, 2005, Richard M. Hall as the sole member of the board of directors appointed S. Mathew Schultz to the board of directors and concurrently, Mr. Hall resigned as President and Director of the Company. Mr. Schultz as the sole member of the Company appointed himself as President of the Company and appointed Lawrence S. Schroeder as Secretary, Treasurer and a Director of the Company. Although Mr. Schultz and Mr. Schroeder have experience in business matters, we are unsure as to whether Mr. Schultz and Mr. Schroeder will provide a positive benefit to us in light of our current financial position.
SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

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

      Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

   - Deliver to the customer, and obtain a written receipt for, a disclosure document;
   - Disclose certain price information about the stock;
   - Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
   - Send  monthly   statements   to  customers  with  market  and  price
      information about the penny stock; and
   - In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

      Consequently,  the  penny  stock  rules   may  restrict  the  ability  or
willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO FINANCE OUR OPERATIONS, WHICH WE MAY NOT BE ABLE TO RAISE OR IT MAY ONLY BE AVAILABLE ON TERMS UNFAVORABLE TO US OR OUR STOCKHOLDERS, WHICH MAY RESULT IN OUR INABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS AND HARM OUR OPERATIONAL RESULTS.

      If operating difficulties or other factors, many of which are beyond our control, because our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our revised business plan. If our resources or cash flows do not rapidly commence, we will require additional financing to fund our planned growth.

      Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

      If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

OUR AUDITOR'S REPORT REFLECTS THE FACT THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WOULD BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN.

      As a result of our deficiency in working capital at December 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

      As of December 31, 2004, CrazyGrazer.com was considered a variable interest entity to the Company but as of March 8, 2005, pursuant to the rescission agreement, CrazyGrazer.com is no longer a variable interest entity to the Company.

      Currently we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

      Please See Index to the Company's Financial Statements and Financial Statement Schedules appearing on page F-1 through F-14 of this Form 10-KSB.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.    CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mathew Schultz, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Schultz, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

      None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      On December 20, 2004, Eugene "Rock" Newman resigned as Chairman of the Board of the Company to pursue other opportunities. Mr. Newman's resignation was not a result of any disagreement with the Company or management.

      On February 16, 2005, Richard Michael "Mick" Hall as the sole member of the board of directors appointed S. Matthew Schultz to the board of directors of the Company. Concurrently, Mr. Hall resigned from the Company's board of directors and as President, and Heather M. Hall resigned as Secretary and Treasurer. Mr. Schultz as the sole member of the board of directors appointed himself as President of the Company and appointed Lawrence S. Schroeder as Secretary, Treasurer and a Director of the Company.

      The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

      Information as to our current directors and executive officers is as follows:


Name                 	Age 	 Positions and Offices held

S. Matthew Schultz   	36 	President and Director
Lawrence S. Schroeder	57 	Secretary, Treasurer and Director


DUTIES, RESPONSIBILITIES AND EXPERIENCE

S. MATTHEW SCHULTZ, PRESIDENT AND A DIRECTOR: From April of 2003 to Present, Mr. Schultz has been President of Wexford Capital Ventures, Inc., a Utah based strategic financial consulting firm. Mr. Schultz has been instrumental in creating successful investor awareness campaigns for numerous publicly traded companies, and assisted in private placement offerings for both the United States and abroad. From 1999 to 2003, Mr. Schultz was the Chairman of Pali Financial Group, Inc., an investment banking firm specializing in small cap securities. Mr. Schultz also served as the vice-president of the Utah Consumer Lending Association during 1998-1999.

LAWRENCE S. SCHROEDER, SECRETARY, TREASURER AND A DIRECTOR: From 1992 to Present, Mr. Schroeder works as a private consultant to hospitality and other industries. Clients include the NFL, NASCAR, MLB, NHL and their officially licensed consumer products. Mr. Schroeder is a Director for Responsive Marketing & Communications which was the official marketing agency of record for the 1996 Olympic Games. Mr. Schroeder is also Chairman and CEO of New World Entertainment which is a joint venture partner with Fortune Brands, specifically Jim Beam brands worldwide, developer of "Jim Beam Roadhouse" concept in Europe.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were all current in their filings.

AUDIT COMMITTEE AND FINANCIAL EXPERT

      We do not have an Audit Committee, our board of directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

      We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

      A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      (1)  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
      (2)  Full,  fair,  accurate,  timely  and  understandable  disclosure  in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
      (3)  Compliance with applicable governmental laws, rules and regulations;
      (4)  The prompt internal reporting  of  violations  of  the  code  to  an appropriate person or persons identified in the code; and
      (5)  Accountability for adherence to the code.

      We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

      Our decision to not adopt such a code of ethics results from our having only 2 executive officers and directors operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.




NOMINATING COMMITTEE

      We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation                  Long Term Compensation
                                                                    Awards      Payouts
Name and Principal Position Year Salary Bonus Other Annual Restricted  Options   LTIP    All other
                                             Compensation   Stock               payouts  compensation
Mick Hall,
Former President/CEO (1)    2004 $95,250 -0-      -0-        -0-      -0-    -0-            -0-
                            2003 $95,250 -0-      -0-        -0-      -0-    -0-            -0-

   (1)Mr. Hall was appointed President and CEO of the Company on July 30, 2003 and resigned on February 16, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of our common stock on February 16, 2005, relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 54,420,328 shares of common stock outstanding.

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

SECURITY OWNERSHIP OF MANAGEMENT

                                                        Percent
                                            Number    Beneficially
Name and Address of Beneficial Owner (1)  of Shares    Owned (2)

S. Matthew Schultz                      15,927,900 (3)    29%
585 West 500 South, Suite 180
Bountiful, UT 84010

Lawrence S. Schroeder                         0            0%
3959 Ruskin Street
Las Vegas, NV 89147

All Directors & Officers as a Group       15,927,900      29%

   1. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
   2. Figures are rounded to the nearest whole percent.
   3. 800,000 shares of the 15,927,900 shares are held by the Schultz family trust.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner (1)                    Number    Percent
                                                         of Shares Beneficially
                                                                     Owned (2)

Richard M. "Mick" Hall (3) CEO, President and a director 5,500,000 10% Mark Newburg (5) Senior Vice President, COO and a director2,460,000 5.%
Eugene R. "Rock" Newman (7) Chairman of the Board         10,000,000    18%
Beneficial Owners as a Group                              17,960,000    33%

   1. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
   2. Figures are rounded to the nearest whole percent.

CHANGES IN CONTROL

      On February 16, 2005, Richard M. "Mick" Hall (former sole officer and director as of February 16, 2005) sold 15,000,000 shares of the Company's common stock owned by Mr. Hall to S. Matthew Schultz (President of the Company as of February 16, 2005) for $80,000 in cash. The shares sold by Mr. Hall to Mr. Schultz, together with Mr. Schultz's current holdings, represent 29% of the Company's issued and outstanding shares of common stock.

      On March 15, 2005, we entered into an Equity-for-Debt Agreement with Mr. Schultz, wherein we agreed to exchange $420,000 in debt due to Mr. Schultz for 42,000,000 shares of the Company's restricted common stock. The 42,000,000 shares Mr. Schultz received, together with his current holdings mentioned above, represent approximately 60% of the Company's outstanding shares of common stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 13.    EXHIBITS

(a) Exhibits


10-1  Rescission Agreement, dated 3/8/05 (Incorporated by reference to
      Exhibit 10-1 for Form 8-K filed on 3/24/05)

10-2 Equity for Debt Exchange Agreement, dated 3/8/05 (Incorporated by reference to Exhibit 10-1 for Form 8-K filed on 4/11/05)
31* Certification of S. Matthew Schultz pursuant to Section 302 of the Sarbanes-Oxley Act
32* Certification of S. Matthew Schultz pursuant to Section 906 of the Sarbanes-Oxley Act

*  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

      The aggregate fees billed for professional services rendered by Beadle, McBride, Evans & Reeves, LLP, for the audit of our annual financial statement and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 was 11,200, respectively. The aggregate fees billed by CFO Advantage for professional services rendered for audit related fees for the period from July 1, 2003 through December 31, 2003 was $11,279. The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for the audit of our annual financial statement for fiscal year ended June 30, 2003, and the reviews of the financial statements included in our Forms 10-QSB and other Securities and Exchange Commission filings, was $13,500, respectively.

(2) AUDIT-RELATED FEES

      The aggregate fees billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services rendered for audit related fees for fiscal year 2004 was $-0-. The aggregate fees billed by CFO Advantage for professional services rendered for audit related fees for the period from July 1, 2003 through December 31, 2003 was $-0-. The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for audit related fees for the fiscal year ended June 30, 2003 was $-0-, respectively.

(3) TAX FEES

      The aggregate fees to be billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services to be rendered for tax fees for fiscal year 2004 was $875. The aggregate fees to be billed by CFO Advantage for professional services to be rendered for tax fees for the period from July 1, 2003 through December 31, 2003 was $-0-. The aggregate fees billed by Bradshaw Smith & Co. LLP for professional services rendered for tax fees for the fiscal year ended June 30, 2003 was $0, respectively.

(4) ALL OTHER FEES

      There were no other fees to be billed by Beadle, McBride, Evans, & Reeves, LLP, for the fiscal year 2004 other than fees described above. There were no other fees to be billed by CFO Advantage for the period from July 1, 2003 through December 31, 2003 other than the fees described above. There were no other fees billed by Bradshaw Smith & Co. LLP for the fiscal years ended June 30, 2002 or June 30, 2003 other than the fees described above.

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

      Not applicable.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEFT RIGHT MARKETING TECHNOLOGY, INC.

                              By: /s/ S. Matthew Schultz
				-----------------------------
                                S. Matthew Schultz, CEO/President

                              Dated: May 5, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE                         DATE

/s/ S. Matthew Schultz        CEO/President and              May 6, 2005
-----------------------------     Director
S. Matthew Schultz


/s/ Lawrence Schroeder        Secretary/Treasurer            May 6, 2005
-----------------------------     and Director
Lawrence Schroeder

                                   CONTENTS

FINANCIAL STATEMENTS:

      Auditor's Report                                             F-1

      Balance Sheet                                                F-3

      Statement of Income and Accumulated Deficit                  F-4

      Statement of Changes of Stockholders' Equity                 F-5

      Statement of Cash Flows                                      F-6

NOTES TO FINANCIAL STATEMENTS                                      F-7

                         ALEXANDER INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   Footnotes




            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors of
Left Right Marketing Technology, Inc.
Las Vegas, Nevada


We have audited the accompanying balance sheet of Left Right Marketing Technology, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared on the basis of a going concern, which anticipates the payment of liabilities through the realization of assets and operations in the normal course of business. The Company is not a going concern, as it has no assets or ongoing operations. No adjustments have been made to reduce the existing liabilities based on the Company's inability to pay the obligations.


/s/Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
April 27, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Left Right Marketing Technology, Inc.
Board of Directors
Las Vegas, Nevada

We have audited the accompanying statements of operations of Left Right Marketing Technology, Inc. as of December 31, 2003, and the related changes in stockholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations of Left Right Marketing Technology, Inc. as of December 31, 2003, and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on the basis of a going concern, which anticipates the payment of liabilities through the realization of assets and operations in the normal course of business. The Company is not a going concern, as it has no assets or ongoing operations. No adjustments have been made to reduce the existing liabilities based on the Company's inability to pay the obligations.


/s/ CFO Advantage, Inc.

Las Vegas, Nevada
April 9, 2004

                         ALEXANDER INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                   Footnotes




LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                                 BALANCE SHEET
                                   (AUDITED)

                                                              Audited
                                                               As of
                                                            December 31,
                                                               2004
                                                               ASSETS
Current assets
     Cash                                                  $        -
     Deposits                                                       -
							    ----------
          Total current assets                                      -

     Related party receivables                                      -
							    ----------
Total assets                                               $        -
							    ==========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                      $   104,434
     Bank overdraft                                             19,908
     Loans payable                                             250,000
     Accrued payroll                                           433,771
     Contingency payable                                        50,000
     Payroll tax accrual                                       272,269
     Accounts payable - related party                                -
							    ----------
          Total current liabilities                          1,130,383

 Commitments and long term debt                                      -
							    ----------
          Total liabilities                                  1,130,383
							    ----------

Stockholders' equity
     Common stock; $.001 par value; 100,000,000 shares
authorized 52,715,614 shares issued and outstanding
as of December 31, 2004                                         52,716
     Additional paid-in capital                              2,992,710
     Preferred Stock; $.001 par value; 25,000,000 shares
authorized zero shares issued and outstanding as
of December 31, 2004					            --
     Accumulated deficit                                   (4,175,808)
							    ----------
          Total stockholders' deficit                      (1,130,383)
          Total liabilities and stockholders' deficit      $         -
							    ==========

                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                            STATEMENT OF OPERATIONS
                                   (AUDITED)

                                                                     Audited                  Audited
                                                                 January 1, 2004          January 1, 2003
                                                                     through                  through
                                                                December 31, 2004        December 31, 2003

Revenue                                                             $               -        $               -

Operating expenses
     General and administrative                                             1,719,558                  928,987
     Costs associated with rescinded merger                                 1,022,015                        -
     Bad debt expense                                                               -                  559,979
								---------------------          ---------------
          Total operating expenses                                          2,741,573                1,488,966

          Loss from operations                                            (2,741,573)              (1,488,966)

Other income (expenses):
     Other expense                                                                  -                   71,951
     Interest expense                                                         (2,365)                 (14,854)
								---------------------          ---------------
          Total other income (expenses)                                       (2,365)                   57,096

          Loss before provision for income taxes                          (2,743,938)              (1,431,870)
Provision for income taxes                                                         --                       --
								---------------------          ---------------
Net loss                                                            $     (2,743,938)        $     (1,431,870)

Basic and diluted loss per common share                             $          (0.06)        $          (0.05)

Basic and diluted weighted average common shares outstanding
                                                                           47,806,720               27,994,849

                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (AUDITED)

                                                             Additional                      Total
                                          Common Stock         Paid-in      Accumulated   Stockholders'
                                       Shares     Amount      Capital        Deficit        Deficit

Beginning balance, June 30, 2003      5,266,212 $   263,300$    3,437,300$    (5,955,300)$ (2,254,700)

9/29 Shares issued to acquire LRMT-NV26,390,000   (231,134)   (5,697,776)       5,955,300       26,390

9/29 Shares issued to extinguish debt   800,000         800     2,268,960               -    2,269,760

Shares issued for cash               10,226,900      10,227       716,733               -      727,000

Net loss                                      -           -             -     (1,431,870)  (1,431,870)
			           ------------   ---------    ----------   --------------  ----------
Balance at December 31, 2003         43,193,112      43,193       725,256     (1,431,870)    (663,421)

Shares issued for services            6,627,502       6,628       393,856               -      400,484

Shares issued for cash                  845,000         845       452,255               -      453,100

Shares issued for compensation        2,050,000       2,050     1,022,950               -    1,025,000

Debt forgiveness - related party              -           -       398,393               -      398,393

Net loss                                     --          --            --     (2,743,938)  (2,743,938)
			           ------------   ---------    ----------   --------------  ----------
Balance, December 31, 2004           52,715,614$     52,716  $  2,992,710  $  (4,175,808)$ (1,130,382)
			           ------------   ---------    ----------   --------------  ----------

                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                            STATEMENT OF CASH FLOWS
                                   (AUDITED)

                                                                                      Audited                   Audited
                                                                                  January 1, 2004           January 1, 2003
                                                                                      through                   through
                                                                                 December 31, 2004         December 31, 2003
Cash flows from operating activities:
     Net loss                                                                       $        (2,743,938)     $        (1,431,870)
     Adjustments to reconcile net loss to net cash used by operating activities:
     Changes in operating assets and liabilities:
          Expenses paid for by related parties                                                  398,393                         -
          Non cash costs related to rescinded merger                                            124,440                 (622,200)
          Stock issued for services and compensation                                          1,425,484                    36,390
           (Increase) / Decrease in accounts receivable - related party                        (62,220)                   559,979
          Increase / (Decrease) in accounts payable                                           (505,389)                   623,046
          Increase / (Decrease) in accrued expenses                                             186,331                    79,319
          Increase / (Decrease) in accrued payroll                                              433,771                         -
          Increase / (Decrease) in contingency payable                                           50,000                         -
          Increase / (Decrease) in payroll tax accrual                                          272,269                         -
          Increase / (Decrease) in accounts payable - related party                            (52,149)                  (19,704)
											 ---------------           	---------
               Net cash used by operating activities                                          (473,008)                 (775,040)

Cash flows from investing activities:
     Purchase of property and equipment                                                               -                         -
											 ---------------           	---------
               Net cash used by investing activities                                                  -                         -

Cash flows from financing activities:
     Issuance of preferred stock                                                                      -                         -
     Proceeds from issuance of common stock                                                     453,100                   727,000
											 ---------------           	---------
               Net cash provided by financing activities                                        453,100                   727,000

Net increase in cash                                                                           (19,908)                  (48,040)

Cash, beginning of period                                                                             -                         -

Cash, end of period / bank overdraft                                                 $         (19,908)       $           (48,040)

Supplementary cash flow information:
     Cash payments for income taxes                                                  $        	      -		   $            -
     Cash payments for interest                                                      $            2,365            $            -
     Contribution of related party to additional paid in capital                     $          398,393            $            -


                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Left Right Marketing Technology, Inc. a Delaware corporation ("LRMK"), formerly named Global Gaming Technology, Inc., was incorporated in 1973. Prior to June of 2003 the company had been involved in various businesses, which were unsuccessful. On June 30, 2003, The company executed a binding letter of intent, which in September of 2003 resulted in a merger with Left Right Marketing & Technology, Inc., a private corporation ("LRMT"). LRMT controlled an option to acquire Crazy Grazer, LLC, a Nevada limited liability company ("Crazy Grazer"), which owns the website www.CrazyGrazer.com.

The company entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the merger/acquisition of Hall Communications, Inc., a Nevada corporation. On April 30, 2004, the company executed an amendment to the letter of intent to extend the merger closing date of Hall Communications, Inc. to occur on or before October 31, 2004.

Effective April 26, 2004, the company completed a reverse tri-party merger among LRMT and Crazy Grazer, whereby the company issued 950,000 shares of Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred are convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer. Pursuant to the terms of the merger, Crazy Grazer merged with LRMT wherein LRMT ceased to exist and Crazy Grazer became our wholly owned subsidiary. Following closing of the merger, Crazy Grazer changed its name to CrazyGrazer.com, Limited Liability Company ("CrazyGrazer.com").

Richard M. (Mick) Hall was the sole member of CrazyGrazer.com, as such Mr. Hall was the sole recipient of the 950,000 shares of Series A Preferred Stock. Mr. Hall abstained as to any voting as a director of the Company on the Merger.

On March 8, 2005, the Company entered into a Rescission Agreement with Richard Michael "Mick" Hall, former Chief Executive Officer, President and the sole Director of the Company, and CrazyGrazer.com, ("Crazy Grazer") a Limited Liability Company (formerly Crazy Grazer LLC), and a wholly-owned subsidiary of the Company, to rescind the merger that closed on April 26, 2004. Pursuant to the Rescission Agreement, 950,000 shares of the Company's Series A Convertible Preferred Stock issued to Mr. Hall as full consideration for Crazy Grazer were returned to the Company for cancellation. The rescission shall have the effect of placing the Company in the position it was in prior to the Merger.




                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

GOING CONCERN ISSUES
As discussed above, the Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is not a going concern and currently has no assets or continuing source of revenues and the liabilities record as basis of going concern do not reflect any adjustments due to the Companies inabilities to pay them. Management is currently discussing with creditors if, when and how they might those obligation might be paid. Management is looking at potential business opportunities and there is no guarantee any will come to fruition that action can be taken.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING
The Company's policy is to prepare the financial statements on the accrual basis of accounting. The fiscal year end is December 31.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

COMPREHENSIVE INCOME
Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the year ended December 31, 2004.

REVENUE RECOGNITION
The company currently does not have any revenue.

NET LOSS PER SHARE
Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period end. The net income (loss) for the period end is divided by the weighted average number of shares outstanding for that period to arrive at net income per share.

Diluted net income per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.


                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

ADVERTISING
Advertising costs are expensed when incurred. Advertising for the year ended December 31, 2004 and 2003 amounted to $0 and $27,214, respectively.

RESEARCH AND DEVELOPMENT
The Company expenses its research and development in the periods incurred.

CONCENTRATIONS OF CREDIT RISK
Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

As of December 31, 2004, the company does not have any significant operations in any specific industry.

INTANGIBLE ASSETS, FIXED ASSETS, AND INVESTMENTS AND MARKETABLE SECURITIES. When the definitive operations of the company are determined and when appropriate, management will adopt specific accounting policies related to, among other items, Intangible Assets, Fixed Assets / Property Plant and Equipment, and Investments and Marketable Securities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
FASB Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Management does not believe this pronouncement will have a material effect on the financial statements of the company as CrazyGrazer.com agreement was rescinded on March 8, 2005. See Note 1.

In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. Management does not believe this pronouncement will have a material effect on the financial statements of the company.


                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA
Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management does not believe this pronouncement will have a material effect on the financial statements of the company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

STOCK BASED COMPENSATION
The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the year ended December 31, 2004:




                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                                                 2004
Net loss, as reported                                        $     (2,743,938)
Add:  Stock-based employee compensation expense
    included in reported loss, net of related tax effects                   --
Deduct:  Total stock-based employee compensation
    expense determined under fair value based methods
    for all awards, net of related tax effects                            (--)

Pro forma net loss                                           $     (2,743,938)

Net loss per common share:
    Basic loss per share, as reported                    $              (0.06)
    Fully diluted loss per share, as reported            $              (0.06)
    Basic loss per share, pro forma                      $              (0.06)
    Fully diluted loss per share, pro forma              $              (0.06)

NOTE 3 - RESCISSION AGREEMENT

On March 8, 2005, the Company entered into a Rescission Agreement with Richard Michael "Mick" Hall, former Chief Executive Officer, President and the sole Director of the Company, and CrazyGrazer.com, ("Crazy Grazer") a Limited Liability Company (formerly Crazy Grazer LLC), and a wholly-owned subsidiary of the Company, to rescind the merger that closed on April 26, 2004. Pursuant to the Rescission Agreement, 950,000 shares of the Company's Series A Convertible Preferred Stock issued to Mr. Hall as full consideration for Crazy Grazer were returned to the Company for cancellation. The rescission shall have the effect of placing the Company in the position it was in prior to the Merger.

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock:

On January 13, 2004, we issued 272,000 shares of our common stock to four of our consultants for their engagement with the Company. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares issued were registered pursuant to an S-8 Registration filed with the SEC on January 23, 2004.



                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

On February 6, 2004, we sold 400,000 shares of common stock to two accredited investors for a total purchase price of $200,000, all of which was paid in cash. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

On February 10, 2004, we sold 300,000 shares of common stock to Mark Newburg, the previous COO, Senior VP and director, for a total purchase price of $100,000, all of which was paid in cash. Mr. Newburg is an accredited investor. The 300,000 shares were issued on April 12, 2004. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believe that the recipients, immediately prior to issuing the shares, had such knowledge and experience in the financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There was no commission paid on the issuance and sale of the shares.

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

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

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

The debts to the former CEO, Mick Hall, and his related parties have been forgiven and are recorded as an additional paid in capital on the financial statements.


                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

OPTIONS / WARRANTS
During the year ended December 31, 2004, several individuals were granted warrants to purchase the shares of company stock at $0.05 per share. The terms of the warrants expire throughout 2005. As of December 31, 2004, none of the warrants were in the money. Should the warrants become in the money, a beneficial conversion feature and non-cash interest expense will be assessed for the fair market value of those options, which is anticipated to be the fair market value of the common stock minus the exercise price of the respective options.

NOTE 5 - ACCRUED PAYROLL / CONTINGENCY PAYABLE

The company has recorded a contingency payable based on information the new management of the company has received from prior employees. The members of management anticipate validating the amounts due, yet until such time as the amounts have been confirmed and reconciled, management has record the amounts as a contingent liability.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

The company has $104,434 in accounts payable and approximately $433,771 in accrued payroll as of December 31, 2004. Additionally, the company has accrued a $50,000 contingency payable to cover any potential liabilities not disclosed to the new members of management.

The company also owes approximately $272,269 in payroll taxes to the IRS for prior quarter's payment of Social Security, Medicare, Unemployment, and Withholding taxes.

NOTE 7 - NOTES PAYABLE

On September 8, 2004, we entered into a Promissory Note with Thomas F. Gordon, pursuant to a loan of $100,000, which Mr. Gordon provided to us. We promised to pay Mr. Gordon the $100,000 with no interest on or before January 8, 2005. In lieu of interest we granted Mr. Gordon a warrant to purchase 200,000 shares of our common stock at $0.05 per share. The term of the warrant expires on September 7, 2005. As of March 31, 2005, this note has not been settled and is considered delinquent.

On September 30, 2004, we entered into a Promissory Note with David Greenwald, pursuant to a loan of $150,000, which Mr. Greenwald provided to us. We promised to pay Mr. Greenwald the $150,000 with no interest on or before February 1, 2005. In lieu of interest we granted Mr. Greenwald a warrant to purchase 300,000 shares of our common stock at $0.05 per share. The term of the warrant expires on October 1, 2005. As of March 31, 2005, this note has not been settled and is considered delinquent.


                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 10, 2004, we sold 300,000 shares of common stock to Mark Newburg, the previous COO, Senior VP and director, for a total purchase price of $100,000, all of which was paid in cash. Mr. Newburg is an accredited investor. The 300,000 shares were issued on April 12, 2004.

On March 1, 2004, we agreed to issue Mark Newburg, as part of a letter agreement, 2,000,000 shares of our common stock as part of his employment with the Company as our previous COO, Senior VP and director.

On March 1, 2004, we agreed to issue Arnaldo "Arnie" Galassi, as part of a letter agreement, 50,000 shares of our common stock as part of his employment with the Company as the previous CFO, VP and director.

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

There were transactions related to the potential merger with Crazy Grazer which was ultimately rescinded. Inclusive in that was a reduction in the Due from Crazy Grazer account, along with the Bad Debt expense in prior years associated with the monies advanced to Crazy Grazer which was never returned to the company. There was approximately $1,022,015 of costs, inclusive of forgiven debts, associated with the potential merger with Crazy Grazer which never materialized.

NOTE 9 - SUBSEQUENT EVENTS

On March 15th, 2005, the company entered into an agreement to settle the related party debt and obligations as of that debt for 42,000,000 shares of stock. This debt included the settlement of the lease obligation for the company and the previous amount owed. As of December 31, 2004, approximately $398,000 of this debt has been treated as an increase in additional paid in capital.