Form 10QSB
period 2005-03-31
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2005-05-13
CIK 278165

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 94,715,614 outstanding, par value $.001 per share as of May 11, 2005. The Registrant has zero (0) shares of Preferred Stock Series B issued and outstanding as of May 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................     4
          Balance Sheet (unaudited).................................     5
          Statements of Operations (unaudited)......................     6
          Statements of Cash Flows (unaudited)......................     7
          Notes to Financial Statements.............................  8-13

Item 2.  Plan of Operation..........................................    14

Item 3. Controls and Procedures.....................................    17


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................    17

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........    17

Item 3.   Defaults upon Senior Securities...........................    17

Item 4.   Submission of Matters to a Vote of Security Holders.......    17

Item 5.   Other Information..........................................   17

Item 6.   Exhibits and Reports on Form 8-K...........................   18

Signatures...........................................................   18

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of Left Right Marketing Technology, Inc., ("LRMK") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in LRMK's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at March 31, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended March 31, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.



			LEFT RIGHT MARKETING TECHNOLOGY, INC.
		     (formerly Global Gaming Technology, Inc.)
				 BALANCE SHEETS

                                                          Unaudited    Audited
                                                            As of       As of
                                                           3/31/05     12/31/04


Current assets
Cash                                                     $         -   $       -
							 -----------  ----------
Total current assets                                               -           -

Total assets                                                       -           -
							 ===========  ==========


Current liabilities
Accounts payable                                         $   106,749   $ 104,434
Bank overdraft                                                     -      19,908
Loans payable                                                250,000     250,000
Loans payable - related party                                 17,632           -
Accrued payroll                                              461,963     433,771
Contingency payable                                           50,000      50,000
Payroll tax accrual                                          278,550     272,269
							 -----------  ----------
Total current liabilities                                  1,164,893   1,130,383
							 -----------  ----------
Total liabilities                                        $ 1,164,893  $1,130,383

Stockholders' equity
Common stock; $.001 par value;
94,715,614 and 52,420,328 shares issued and outstanding
as of March 31, 2005 and December 31, 2004, respectively      94,716      52,716
Additional paid-in capital                                 2,992,710   2,992,710
Preferred Stock                                                    -           -
Accumulated deficit in development stage                 (4,252,319) (4,175,808)
Total stockholders' equity                               (1,164,893) (1,130,383)
							 -----------  ----------
Total liabilities and stockholders' equity               $         -  $        -
							 ===========  ==========



		LEFT RIGHT MARKETING TECHNOLOGY, INC.
		(formerly Global Gaming Technology, Inc.)
			STATEMENTS OF OPERATIONS

                                           Unaudited        Unaudited
                                         January 1, 2005  January 1, 2004
                                            through          through
                                         March 31, 2005  December 31, 2004

Operating expenses:

General and administrative                   $  73,731    $ 1,605,058
Costs associated with rescinded merger           1,214              -
					      --------	   ----------
Total operating expenses                        74,945      1,605,058
					      --------	   ----------
Loss from operations                          (74,945)    (1,605,058)

Other income (expenses):
Interest expense                               (1,566)          (330)
					      --------	   ----------
Total other income (expenses)                  (1,566)          (330)
					      --------	   ----------
Net loss                                      (76,511)    (1,605,388)


Basic and diluted loss per common share      $     0.0     $     0.0

Basic and diluted weighted average
common shares outstanding                   59,715,614     43,678,503



		LEFT RIGHT MARKETING TECHNOLOGY, INC.
		(formerly Global Gaming Technology, Inc.)
			STATEMENTS OF CASH FLOWS

                                                              Unaudited        Unaudited
                                                            January 1, 2005  January 1, 2004
                                                                through         through
                                                               3/31/05           3/31/04
Cash flows from operating activities:
Net loss                                                     $  (76,511)    $(1,605,388)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Changes in operating assets and liabilities:
Forgiveness of related party payable                              40,786              -
Non cash costs related to rescinded merger                         1,214        279,617
Increase / (Decrease) in accounts payable                          2,315              -
Increase / (Decrease) in accrued payroll                          28,192      1,357,368
Increase / (Decrease) in payroll tax accrual                       6,280              -
Increase / (Decrease) in accounts payable - related party         17,632              -
							      ----------    -----------
Net cash used by operating activities                             19,908         31,597

Cash flows from investing activities:
Increases in advances to related parties                               -      (377,649)
Purchase of property and equipment                                     -        (3,948)
							      ----------    -----------
Net cash used by investing activities                                  -      (381,597)

Cash flows from financing activities:
Proceeds from issuance of common stock                                 -        350,000
							      ----------    -----------
Net cash provided by financing activities                              -        350,000

Net increase in cash                                              19,908              -
							      ----------    -----------
Cash, beginning of period                                       (19,908)       (48,040)

Cash, end of period / bank overdraft                                   0       (48,040)
							      ----------    -----------

Supplementary cash flow information:
Cash payments for income taxes                                         -              -
Cash payments for interest                                             -              -



                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on May 6, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

As discussed in the Form 10-K for the year ended December 31, 2004, the Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is not a going concern and currently has no assets or continuing source of revenues and the liabilities record as basis of going concern do not reflect any adjustments due to the Companies inabilities to pay them. Management is currently discussing with creditors if, when and how they might those obligation might be paid. Management is looking at potential business opportunities and there is no guarantee any will come to fruition that action can be taken.

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

NOTE 2 - STOCKHOLDERS' EQUITY

On March 15th, 2005, the company entered into an agreement to settle the related party debt and obligations as of that debt for 42,000,000 shares of stock. This debt included the settlement of the lease obligation for the company and the previous amount owed. As of December 31, 2004, approximately $398,000 of this debt has been treated as an increase in additional paid in capital.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

The company has $103,747 in accounts payable and approximately $461,963 in accrued payroll as of March 31, 2005. Additionally, the company has accrued a $50,000 contingency payable to cover any potential liabilities not disclosed to the new members of management.

The company also owes approximately $278,550 in payroll taxes to the IRS for prior quarter's payment of Social Security, Medicare, Unemployment, and Withholding taxes.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's president, Matthew Schultz, has loaned the company $17,632 as of March 31, 2005.

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

      Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

{circle}Deliver to the customer, and obtain a written receipt for, a disclosure document;
{circle}Disclose certain price information about the stock;
{circle}Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
{circle}Send monthly statements to customers with market and price information about the penny stock; and
{circle}In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Forward-Looking Information

      This quarterly report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in
Item 2, "Plan of Operation" and included elsewhere in this report. LRMK makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Controls and Procedures.

      (a) Our Chief Executive Officer (CEO) and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, concluded that the disclosure controls and procedures are effective in ensuring all required information relating to LRMK is included in this quarterly report.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

      (b) Changes in internal controls. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      LRMK is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against LRMK. To the knowledge of management, no director, executive officer or affiliate of LRMK, any owner of record or beneficially of more than 5% of LRMK'S common stock is a party adverse to LRMK or has a material interest adverse to LRMK in any proceeding.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      During the three months ended March 31, 2005, LRMK issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

       On March 15th, 2005, the company entered into an agreement to settle the related party debt and obligations as of that debt for 42,000,000 shares of stock. This debt included the settlement of the lease obligation for the company and the previous amount owed. As of December 31, 2004, approximately $398,000 of this debt has been treated as an increase in additional paid in capital.

      All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of the exemptions provided under section 4(2) was available because:

 - The transfer or issuance did not involve underwriters, underwriting discounts or commissions;
 - The shares were purchased for investment purposes without a view to distribution;
 -  A restriction on transfer legend was placed on all certificates issued;
 -  The distributions did not involve general solicitation or advertising; and,
 - The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. Each shareholder was given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

      (a)  Exhibit 31. Certifications required by Rule  13a-14(a)  or Rule 15d-
14(a)

     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

     32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed March 24, 2005, items 1.01,  2.01,  5.01,  5.02,
          8.01, and 9.01.

On March 24, 2005, LRMK filed a Current Report on Form 8-K, announcing that on March 8, 2005, the Company entered into a Rescission Agreement with Richard Michael "Mick" Hall, former Chief Executive Officer, President and the sole Director of the Company, and CrazyGrazer.com, ("Crazy Grazer") a Limited Liability Company (formerly Crazy Grazer LLC), and a wholly-owned subsidiary of the Company, to rescind the merger that closed on April 26, 2004. Pursuant to the Rescission Agreement, 950,000 shares of the Company's Series A Convertible Preferred Stock issued to Mr. Hall as full consideration for Crazy Grazer were returned to the Company for cancellation. The rescission shall have the effect of placing the Company in the position it was in prior to the Merger. A copy of the Rescission Agreement was attached as Exhibit 10-1.

The Current Report also announced that on February 16, 2005, Richard M. "Mick" Hall, the Company's sole officer and director, sold 15,000,000 shares of the Company's common stock owned by Mr. Hall to S. Matthew Schultz, our recently appointed President, for $80,000 in cash. The shares sold by Mr. Hall to Mr. Schultz, together with Mr. Schultz's current holdings, represent 29% of the Company's issued and outstanding shares of common stock.

On December 20, 2004, Eugene "Rock" Newman resigned as Chairman of the Board of the Company to pursue other opportunities. Mr. Newman's resignation was not a result from any disagreement with the Company or management.

On February 16, 2005, Richard Michael "Mick" Hall, resigned from the Company's board of directors and as President, and Heather M. Hall resigned as Secretary and Treasurer.

On February 16, 2005 concurrent with Mr. Hall's resignation, Mr. Schultz was appointed President of the Company.

On February 16, 2005, Lawrence S. Schroeder was appointed Secretary and Treasurer of the Company.

On February 16, 2005, the board of directors elected S. Matthew Schultz and Lawrence S. Schroeder as members to the Company's board of directors.

On February 16, 2005, the Company changed its principle address to 585 West 500 South #180, Bountiful, UT 84010. The Company's phone number is 801-244-4405.

(b)   Report  on  Form 8-K filed April 11, 2005, items 1.01,  3.02,  5.01,  and
          9.01.

On April 11, 2005, LRMK filed a Current Report on Form 8-K, announcing that on March 15, 2005, the Registrant entered into an Equity-For-Debt Agreement with
S. Matthew Schultz, the Registrant's recently appointed President. The Registrant agreed to exchange $420,000 in debt due to Mr. Schultz for 42,000,000 shares of the Registrant's restricted common stock, par value $0.001. As of the date of this filing the 42,000,000 shares have not been issued. A copy of the Equity-For-Debt Exchange Agreement is attached hereto as
Exhibit 10-1.

The Current Report included exhibit 10.1 "Equity-For-Debt Exchange Agreement dated March 15, 2005 between Left Right Marketing Technology, Inc. and S. Matthew Schultz".


SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Left Right Marketing Technology, Inc.

                                  /s/ S. Matthew Schultz
                                  ----------------------
                                  S. Matthew Schultz
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ S. Matthew Schultz
                                  ----------------------
                                  S. Matthew Schultz
                                   (Principal Financial Officer)

                                  Date: May 13, 2005

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Left Right Marketing Technology, Inc.

                                  /s/ S. Matthew Schultz
                                  ----------------------
                                  S. Matthew Schultz
                                  President, Chairman and Director
                                  (Principal Executive Officer)

                                  /s/ S. Matthew Schultz
                                  ----------------------
                                  S. Matthew Schultz
                                   (Principal Financial Officer)

                                  Date: May 13, 2005