Form 10QSB
period 2005-06-30
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2005-08-01
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2005

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 94,715,614 outstanding, par value $.001 per share as of August 1, 2005. The Registrant has zero (0) shares of Preferred Stock Series B issued and outstanding as of August 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................     4
          Balance Sheet (unaudited).................................     5
          Statements of Operations (unaudited)......................     6
          Statements of Cash Flows (unaudited)......................     7
          Notes to Financial Statements.............................     8

Item 2.  Plan of Operation..........................................     9

Item 3. Controls and Procedures.....................................    14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................    14

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........    14

Item 3.   Defaults upon Senior Securities...........................    14

Item 4.   Submission of Matters to a Vote of Security Holders.......    14

Item 5.   Other Information..........................................   14

Item 6.   Exhibits and Reports on Form 8-K...........................   15

Signatures...........................................................   16

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

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at June 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended June 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2004.

			LEFT RIGHT MARKETING TECHNOLOGY, INC.
		     (formerly Global Gaming Technology, Inc.)
				 BALANCE SHEETS


						  Unaudited	 	Audited
						    As of		 As of
						June 30, 2005	 December 31, 2004
						-------------	 -----------------
 ASSETS

Current assets
  Cash						$	  --		$	--
						------------	 	----------
		Total current assets		 	  --		 	--


Total assets				 	$	  --	 	$	--
						============		==========
 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable				$    127,229	 	$  104,434
  Bank overdraft					   -	   	    19,908
  Loans payable				 	     250,000	 	   250,000
  Advance from shareholder			      25,132		 	 -
  Accrued payroll				     461,963	 	   433,771
  Contingency payable				      50,000 		    50,000
  Payroll tax accrual				     278,550	 	   272,269
						------------	 	----------
Total current liabilities		 	   1,192,874	 	 1,130,383
						------------	 	----------
		Total liabilities		   1,192,874	 	 1,130,383

Stockholders' equity
  Common stock; $.001 par value;
     94,715,614 and 52,420,328 shares
     issued and outstanding as of June 30,
     2005 and December 31, 2004,
     respectively				      94,716	 	   52,716
  Additional paid-in capital			   2,992,710	 	2,992,710
  Preferred Stock					  --		       --
  Accumulated deficit in development stage	  (4,280,299)	       (4,175,808)
						------------	 	---------
Total stockholders' (deficit)			  (1,192,873)	       (1,130,383)
						------------	 	---------
Total liabilities and stockholders' equity	$	  --	 	$      --
						============		=========



		LEFT RIGHT MARKETING TECHNOLOGY, INC.
		(formerly Global Gaming Technology, Inc.)
			STATEMENTS OF OPERATIONS








						  Unaudited		                   Unaudited
						6 months ended		                3 months ended
					June 30, 2005	June 30, 2004		June 30, 2005	June 30, 2004
					------------------------------		-------------------------------

Operating expenses

 General and administrative		 $ 101,711 	 $   1,606,035 	 	$	 27,980 $	359,780
 Costs associated with rescinded merger	     1,214 	     1,239,083			      -   	880,280
					------------------------------		-------------------------------
Total operating expenses	 	   102,925	     2,845,118		 	 27,980	      1,240,060
					------------------------------		-------------------------------
Loss from operations			  (102,925)	    (2,845,118)			(27,980)     (1,240,060)

Other income (expenses):

 Interest expense			    (1,566)		(1,192)			      - 	   (862)
					------------------------------		-------------------------------
Total other income (expenses)		    (1,566)		(1,192)			     -- 	   (862)
					------------------------------		-------------------------------
Net loss			 	$ (104,491)	 $  (2,846,310)		$	(27,980) $   (1,240,922)
					------------------------------		-------------------------------
Basic and diluted loss per common share	$    (0.00)	 $	 (0.06)		$	  (0.00) $	  (0.03)
					==============================		===============================
Basic and diluted weighted average
	common shares outstanding	94,715,614  	    46,976,612		     94,715,614      48,487,612
					==============================		===============================



		LEFT RIGHT MARKETING TECHNOLOGY, INC.
		(formerly Global Gaming Technology, Inc.)
			STATEMENTS OF CASH FLOWS



								  Unaudited
								6 months ended
							June 30, 2005	June 30, 2004
							-------------	-------------
Cash flows from operating activities:
  Net loss				 		$(104,491)	 $(2,846,310)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Changes in operating assets and liabilities:
   Forgiveness of related party payable			   40,786	 	   -
   Non cash costs related to rescinded merger		    1,214	    (243,035)
   Increase / (Decrease) in accounts payable		   22,795	   2,956,534
   Increase / (Decrease) in accrued payroll		   28,192	 	   -
   Increase / (Decrease) in payroll tax accrual		    6,280	  	   -
   Increase / (Decrease) in loans payable - related party  25,132	 	   -
							---------	------------
    Net cash used by operating activities		   19,908	    (132,811)

Cash flows from investing activities:
  Increases in advances to related parties			-	    (484,407)
  Purchase of property and equipment				-	      (5,882)
							---------	------------
    Net cash used by investing activities		 	- 	    (490,289)

Cash flows from financing activities:
  Proceeds from issuance of common stock			-	     623,100
							---------	------------
    Net cash provided by financing activities 		 	-  	     623,100
							---------	------------
Net increase in cash					   19,908	 	  --

Cash, beginning of period				  (19,908)		  --
							---------	------------
Cash, end of period / bank overdraft			$      -- 	 $	  --
							=========	============
Supplementary cash flow information:
  Cash payments for income taxes			$      -- 	 $	  --
							=========	============
  Cash payments for interest				$      -- 	 $	  --
							=========	============


                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 27, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

As discussed in the Form 10-KSB for the year ended December 31, 2004, the Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is not a going concern and currently has no assets or continuing source of revenues and the liabilities record as basis of going concern do not reflect any adjustments due to the Companies inabilities to pay them. Management is currently discussing with creditors if, when and how they might those obligation might be paid. Management is looking at potential business opportunities and there is no guarantee any will come to fruition that action can be taken.

NOTE 2 - STOCKHOLDERS' EQUITY

There were no issuances of stock during the quarter ending June 30, 2005.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

The company has $127,229 in accounts payable and approximately $461,963 in accrued payroll as of June 30, 2005. Additionally, the company has accrued a $50,000 contingency payable to cover any potential liabilities not disclosed to the new members of management.

The company also owes approximately $278,550 in payroll taxes to the IRS for prior quarter's payment of Social Security, Medicare, Unemployment, and Withholding taxes.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's president, Matthew Schultz, has advanced funds to the company in the amount of $25,132 as of June 30, 2005.

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

Overview

      As a result of the Company's lack of significant revenue generation and considering CrazyGrazer.com's liabilities and lack of assets, the Company's new management, CrazyGrazer.com and Richard M. Hall determined that it was in the best interest to all parties to rescind the merger completed on April 26, 2004.

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

      	None.

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

Reports on Form 8-K

(a)   Report  on  Form 8-K filed April 11, 2005, items 1.01,  3.02,  5.01,  and
          9.01.

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

                                  Date: August 1, 2005

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

                                  Date: August 1, 2005