Form 10QSB
period 2005-09-30
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2005-11-03
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2005

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No []

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                              Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 95,170 outstanding, par value $.001 per share as of November 3, 2005. The Registrant has zero (0) shares of Preferred Stock Series B issued and outstanding as of November 3, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements......................................     4
          Balance Sheet (unaudited).................................     5
          Statements of Operations (unaudited)......................     6
          Statements of Cash Flows (unaudited)......................     7
          Notes to Financial Statements.............................     8

Item 2.  Plan of Operation..........................................     9

Item 3. Controls and Procedures.....................................    10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................    11

Item 2.   Unregistered Sales of Equity and Use of Proceeds..........    11

Item 3.   Defaults upon Senior Securities...........................    11

Item 4.   Submission of Matters to a Vote of Security Holders.......    11

Item 5.   Other Information..........................................   11

Item 6.   Exhibits and Reports on Form 8-K...........................   12

Signatures...........................................................   12

                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

      The condensed financial statements of Left Right Marketing Technology, Inc., ("LRMT") included herein have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in LRMT's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      In the opinion of management, all adjustments necessary in order to make the financial position, results of operations and changes in financial position at September 30, 2005, and for all periods presented not misleading have been made. The results of operations for the period ended September 30, 2005 are not necessarily an indication of operating results to be expected for the full year ending December 31, 2005.





			LEFT RIGHT MARKETING TECHNOLOGY, INC.
		     (formerly Global Gaming Technology, Inc.)
				 BALANCE SHEETS


						  Unaudited	 	Audited
						    As of		 As of
					     September 30, 2005	   December 31, 2004
					     ------------------	   -----------------
 ASSETS

Current assets
  Cash						$	  --		$	--
						------------	 	----------
		Total current assets		 	  --		 	--


Total assets				 	$	  --	 	$	--
						============		==========
 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable				$    128,264	 	$  104,434
  Bank overdraft					   -	   	    19,908
  Loans payable				 	     250,000	 	   250,000
  Advance from shareholder			      43,033		 	 -
  Accrued payroll				     461,963	 	   433,771
  Contingency payable				      37,500 		    50,000
  Payroll tax accrual				     278,549	 	   272,269
						------------	 	----------
Total current liabilities		 	   1,199,309	 	 1,130,383
						------------	 	----------
		Total liabilities		   1,199,309	 	 1,130,383

Stockholders' equity
  Common stock; $.001 par value;
     95,170 and 52,716 shares
     issued and outstanding as of September 30,
     2005 and December 31, 2004,
     respectively				      94,718	 	   52,716
  Additional paid-in capital			   2,999,192	 	2,992,710
  Preferred Stock					  --		       --
  Accumulated deficit in development stage	  (4,293,219)	       (4,175,808)
						------------	 	---------
Total stockholders' (deficit)			  (1,199,309)	       (1,130,383)
						------------	 	---------
Total liabilities and stockholders' equity	$	  --	 	$      --
						============		=========




					  LEFT RIGHT MARKETING TECHNOLOGY, INC.
					(formerly Global Gaming Technology, Inc.)
						STATEMENTS OF OPERATIONS





						 	 Unaudited		                   	Unaudited
							9 months ended		                     3 months ended
					September 30, 2005     September 30, 2004	September 30, 2005   September 30, 2004
					-----------------------------------------	---------------------------------------


Operating expenses
    General and administrative		$	115,845 	 $	3,439,890 	$	12,920	 	 $	594,672
					-----------------------------------------	---------------------------------------
	Total operating expenses		115,845		 	3,439,890 		12,920		 	594,672
					-----------------------------------------	---------------------------------------
	Loss from operations	 	       (115,845)	       (3,439,890)	       (12,920)		       (594,672)

Other income (expenses):
    Interest expense				 (1,566)		   (1,210)		     -			    (18)
					-----------------------------------------	---------------------------------------
	Total other income (expenses)		 (1,566)		   (1,210)		     -		 	    (18)
					-----------------------------------------	---------------------------------------

Net loss		 		$      (117,411)	 $     (3,441,100)	$      (12,920)		 $     (594,690)
					-----------------------------------------	---------------------------------------

Basic and diluted loss per common share	$	  (1.59)	 $	   (72.90)	$	 (0.14)		 $	 (11.66)
					=========================================	=======================================
Basic and diluted weighted average
common shares outstanding
Note: Share adjusted for 1:1000
reverse split on 9/20/05		 	 73,943	 	 	   47,203 		94,943		 	 50,986







		LEFT RIGHT MARKETING TECHNOLOGY, INC.
		(formerly Global Gaming Technology, Inc.)
			STATEMENTS OF CASH FLOWS






								  	  Unaudited
									9 months ended
							September 30, 2005	September 30, 2004
							------------------	------------------


Cash flows from operating activities:
Net loss					 	$	(117,411)	$	(3,441,000)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Changes in operating assets and liabilities:
   (Increase) / Decrease in prepaid expenses			       - 		    (9,711)
   (Increase) / Decrease in accounts receivable			       -	  	      (162)
   Increase / (Decrease) in accounts payable			  30,313	 	 2,512,092
   Increase / (Decrease) in accrued payroll			  28,192		 	 -
   Increase / (Decrease) in contingency payable			 (12,500)			 -
   Increase / (Decrease) in payroll tax accrual			   6,280		 	 -
							----------------	------------------
	Net cash used by operating activities		 	 (65,126)	 	  (938,781)

Cash flows from investing activities:
Reduction of bank over draft				 	 (19,908)			 -
Advances to related parties				 	       -	 	  (476,892)
Advances from related parties				 	       -	  	   247,074
Purchase of property and equipment				       -	 	    (4,601)
							----------------	------------------
		Net cash used by investing activities		 (19,908)		  (234,419)

Cash flows from financing activities:
   Advance from stockholders			 		  85,033		 	 -
Proceeds from issuance of common stock				       -	 	   923,200
 Issuance of notes payable 				 	       -	 	   250,000
							----------------	------------------
	Net cash provided by financing activities 		  85,033	 	 1,173,200
							----------------	------------------
Net increase in cash				 		      (0)			 -

Cash, beginning of period				 	       -		 	 -
							----------------	------------------
Cash, end of period / bank overdraft			$	      (0)	$		 -
							================	==================

Supplementary cash flow information:
   Debt settled with stock			 	$	   6,484
   Debt settled with stock - related party		$	  42,000
Cash payments for income taxes				$	       - 	$		 -
							================	==================
Cash payments for interest				$	       - 	$		 -
							================	==================







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

The diluted loss per share for the company has been calculated on the weighted average number of shares after the reverse stock split. This has been calculated retroactively for the prior periods presented.


NOTE 2 - STOCKHOLDERS' EQUITY

On August 29, 2005, the Company filed a Schedule 14C, discussing a 1:1,000 reverse stock split, which was effective September 20, 2005.

During the third quarter ended September 30, 2005, the Company converted $6,484 of debt into 454 shares of post split common stock.

As of September 30, 2005, there were 95,170 shares of common stock outstanding.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

The Company has $128,264 in accounts payable and approximately $461,900 in accrued payroll as of September 30, 2005. There is additionally a $37,500 contingency payable accrued to cover any potential liabilities not disclosed to the new members of management. During the quarter ended September 30, 2005, this amount was reduced from $50,000.

The Company also owes approximately $278,550 in payroll taxes to the IRS for prior quarter's payment of Social Security, Medicare, Unemployment, and Withholding taxes.

NOTE 4 - RELATED PARTY TRANSACTIONS

Larry Schroeder, the Company's President, has loaned the Company $9,709, this loan is non interest bearing and has no due date assigned to it.

Matthew Schultz, the Company's Vice-President, has loaned the Company $31,278, this loan is non interest bearing and has no due date assigned to it.

Jason Griffith, the Company's Chief Financial Officer, has loaned the Company $2,046, this loan is non interest bearing and has no due date assigned to it.




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

We changed our management on February 16 and on September 13, 2005, and are unsure of the effect on our ability to operate.

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

       On September 13, 2005, there was a special meeting of the Board of Directors in which the Board approved of the following appointments and changes to the Principal Officers' role.

           Larry Schroeder has taken on the role as President and Chief Executive Officer, while Matthew Schultz has become the Vice President and Chief Operating Officer. Mr. Schultz will remain Chairman of the Board and Mr. Schroeder will remain a Board member. Additionally, the Board approved the appointment of Jason F. Griffith, CPA as Chief Financial Officer and Board Member of the Company. Although Mr. Griffith has experience in business matters, we are unsure as to whether Mr. Griffith will provide a positive benefit to us in light of our current financial position.

       There are currently no formal employment agreements between the Company and any officers or directors.



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

Forward-Looking Information

      This quarterly report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in
Item 2, "Plan of Operation" and included elsewhere in this report. LRMT makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Controls and Procedures.

      (a) Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, concluded that the disclosure controls and procedures are effective in ensuring all required information relating to LRMT is included in this quarterly report.

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


                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      LRMT is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against LRMT. To the knowledge of management, no director, executive officer or affiliate of LRMT, any owner of record or beneficially of more than 5% of LRMT'S common stock is a party adverse to LRMT or has a material interest adverse to LRMT in any proceeding.

Item 2. Unregistered Sales of Equity Security and Use of Proceeds.

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

      (a)  Exhibit 31. Certifications required by Rule 13a-14(a)  or  Rule 15d-
14(a)

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Exhibit 32. Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.ss.1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

(a)   Report on Form 8-K filed September 14, 2005, item 5.02.

       On  September  13,  2005, there was a special meeting of  the  Board  of
Directors in which the  Board   approved   of  the  following  appointments and
changes to the Principal Officers' role.

       Larry Schroeder has taken on the role as President and Chief Executive Officer, while Matthew Schultz has become the Vice President and Chief Operating Officer. Mr. Schultz will remain Chairman of the Board and Mr. Schroeder will remain a Board member. Additionally, the Board approved the appointment of Jason F. Griffith, CPA as Chief Financial Officer and Board Member of the Company. Although Mr. Griffith has experience in business matters, we are unsure as to whether Mr. Griffith will provide a positive benefit to us in light of our current financial position.

       There are currently no formal employment agreements between the Company and any officers or directors.

       Mr.  Griffith  has no arrangement  or  understanding  with  any   person
regarding his selection as a director of the registrant.

       Mr. Griffith has never been a party to any transaction or series of transactions with the registrant involving an amount in excess of $60,000 and no such transaction is, or series of transactions are, currently proposed. He previously was a partner in the CPA firm CFO Advantage, Inc. which was the Company's auditor for 2003.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Left Right Marketing Technology, Inc.

                                  /s/ Larry Schroeder
                                  ----------------------
                                  Larry Schroeder
                                  President and Director
                                  (Principal Executive Officer)

                                  /s/ Jason F. Griffith
                                  ----------------------
                                  Jason F. Griffith
                                  Chief Financial Officer and Director
                                  (Principal Financial Officer)

                                  Date: November 3, 2005


      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Left Right Marketing Technology, Inc.

                                  /s/ Larry Schroeder
                                  ----------------------
                                  Larry Schroeder
                                  President and Director
                                  (Principal Executive Officer)

                                  /s/ Jason F. Griffith
                                  ----------------------
                                  Jason F. Griffith
                                  Chief Financial Officer and Director
                                  (Principal Financial Officer)

                                  Date: November 3, 2005