Form 10KSB
period 2005-12-31
LEFT RIGHT MARKETING TECHNOLOGY INC
filed 2006-03-31
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 000-09047

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                (Name of small business issuer in its charter)

           	      DELAWARE                20-3454263

		(State or other jurisdiction of (I.R.S. Employer
	       incorporation or organization) Identification No.)

        		    585 WEST 500 SOUTH  180

            	    BOUNTIFUL, UTAH               84010
		(Address of principal executive offices)(zip code)


                   Issuer's Telephone Number: (801) 244-4405

     Securities registered under Section 12(b) of the Exchange Act:  None.

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                               (Title if Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

				Yes     X  No ______

	State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

	$642,226 ($6.50 per share as of March 29, 2006).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

	Common Stock, $0.001 par value, 98,804 shares (as of March 29, 2006).


DOCUMENTS INCORPORATED BY REFERENCE
  None.

                               TABLE OF CONTENTS

								      Page
								      ____
Part I

Item 1.	 Description of Business					1
Item 2.	 Description of Property					6
Item 3.	 Legal Proceedings						6
Item 4.	 Submission of Matters to a Vote of Security Holders		7



PART II

Item 5.	 Market for Common Equity and Related Stockholder Matters	7
Item 6.	 Plan of Operation						8
Item 7.	 Financial Statements						13
Item 8.	 Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure				24
Item 8A. Controls and Procedures					24
Item 8B. Other Information						26


PART III

Item 9.	 Directors, Executive Officers, Promoters and Control Persons;
	 Compliance With Section 16(a) of the Exchange Act 		26
Item 10. Executive Compensation						31
Item 11. Security Ownership of Certain Beneficial Owners and Management	32
Item 12. Certain Relationships and Related Transactions			33
Item 13. Exhibits							33
Item 14  Principal Accountant Fees and Services				34

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(A) GENERAL BUSINESS DEVELOPMENT

      Left Right Marketing Technology, Inc., formerly Global Gaming Technology, Inc., was incorporated in the state of Delaware in 1973. In this filing references to "Company," "we," "our," and "us," refers to Left Right Marketing Technology, Inc., a Delaware corporation.

      We had been dormant for several years prior to October 6, 2000, when we entered into a contract for the sale of used gaming equipment to a Native American casino located in California. Although opportunities existed to distribute refurbished gaming equipment to Native American casinos, as well as in the export of such equipment, we were unable to continue due to competition from large manufacturers, jurisdictional regulatory laws and our inability to obtain sufficient capital.

      On June 30, 2003, our then existing management signed a binding letter of intent to merge with Left Right Marketing & Technology, Inc., a private Nevada corporation, or LRMT Nevada. On July 20, 2003, in anticipation of closing the merger with LRMT Nevada, we filed an amendment to our Certificate of Incorporation to effectuate (i) a name change from Global Gaming Technology, Inc. to Left Right Marketing Technology, Inc., (ii) a 1 for 5 reverse split of our outstanding shares of common stock, and (iii) an increase of authorized shares of common stock to 100,000,000 shares, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001.

      Effective September 29, 2003, we completed a reverse triangular merger between the Company, Global Gaming Technologies, Inc., a Nevada corporation, and wholly owned subsidiary, or GGTI, and LRMT Nevada, whereby we issued 36,390,000 shares of our restricted common stock in exchange for 100% of the outstanding common stock of LRMT Nevada. Pursuant to the terms of the merger, LRMT Nevada merged with GGTI, and GGTI was dissolved, As a result, LRMT Nevada became our wholly owned subsidiary.

      On October 29, 2003, our board of directors approved a change in our fiscal year-end from June 30 to December 31.

      Our primary motivation for the merger was to obtain from LRMT Nevada the right to acquire CrazyGrazer.com, LLC, a Nevada limited liability company formerly known as Crazy Grazer, LLC, a Nevada limited liability company. CrazyGrazer.com operated an online shopping mall website known as www.CrazyGrazer.com.

      Effective April 26, 2004, we completed a reverse triangular merger by and among between the Company, LRMT Nevada and CrazyGrazer.com, whereby CrazyGrazer.com merged with LRMT Nevada. LRMT was dissolved, and CrazyGrazer.com became our wholly owned subsidiary.

      Effective February 16, 2005, Richard M. Hall, as the sole member of the board of directors, appointed S. Matthew Schultz to our board of directors. Concurrently, Mr. Hall resigned as our President and Director and Mr. Schultz as the sole member of the board of directors appointed himself as our President and appointed Lawrence S. Schroeder as our Secretary, Treasurer and a Director.

      On March 8, 2005, the Company, Mr. Hall and CrazerGrazer.com executed a rescission agreement, or the Rescission Agreement, whereby the parties mutually agreed to rescind the merger agreement effective April 26, 2005. The Rescission Agreement provided that all terms, conditions, covenants, representations and warranties contained therein be rescinded and deemed null and void, effective immediately. Pursuant to the Rescission Agreement, the liabilities and assets of CrazyGrazer.com that existed at the time of consummation of the merger, and outstanding as of the date of execution of the Rescission Agreement, remained the liabilities and assets of CrazyGrazer.com.

      On November 4, 2005, the Company entered into an agreement and plan of reorganization, or the Merger Agreement, with Strategic Gaming Investments, Inc., a Nevada corporation, or SGI. Upon consummation, the transaction between the Company and SGI will be accounted for as a recapitalization. Since SGI is the only operating company in the exchange and the stockholders of SGI will receive a substantial majority of the voting securities of the combined companies, the transaction exchange will be accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which SGI will be treated as the accounting acquirer (and the legal acquiree), and the Company will be treated as the accounting acquiree (and the legal acquirer).

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

CHANGE IN BUSINESS DIRECTION

      Pending consummation of the Merger Agreement, which we anticipate closing in April 2006, we have adopted SGI's business plan which is subject to us procuring adequate funding and successfully implementing the anticipated business strategy set forth below. There can be no assurance that we will be successful in procuring sufficient funding to achieve all of the strategic objectives. In addition, the business strategies formulated by SGI are subject to significant uncertainty in terms of revenues, expenses, timing and procurement of long-term partners, among other things. Given the foregoing, we may have to alter the business strategies discussed below until such time as we achieved sufficient revenues to achieve each of the objectives set forth in the following discussion.

      SGI, through its wholly-owned subsidiary, The Ultimate Poker League, Inc., a Nevada corporation, or UPL, is in the process of creating and operating a poker league, or the Poker League. SGI is negotiating with a third party to serve as its partner and to sponsor the contest. In the event a definitive agreement is not reached with this third party, SGI has identified several other entities that it intends to approach to serve as its partner and sponsor the Poker League.

      SGI intends to combine the rapidly growing popularity of poker, or Poker, with reality television, or Reality Television. The Poker League will consist of a four-week, four-person, contest intended for amateur contestants that will compete to win a trip to Las Vegas, Nevada to participate in its championship finals. For the initial four weeks of the contest, four-person teams will compete in local contests, in multiple cities, to accumulate points based upon poker chips at each weekly session. At the conclusion of the initial four weeks of the contest, the four-person team with the highest point total, from each city in which the contest is being held, will win a prize, consisting of an all expenses paid trip to Las Vegas, Nevada to compete in the finals. Finalists will ultimately be competing for a $1,000,000 grand prize at a Las Vegas, Nevada casino. At the finals, each member of the four person teams will compete individually to be the final player remaining in the contest, or the final player with poker chips in the contest. The final player remaining will win the $1,000,000 grand prize on behalf of their respective team.

      Throughout Poker League play, we anticipate that camera crews will compile video footage for the purpose of creating a reality based television show surrounding the events of the Poker League's contest. This television show would be edited for an anticipated six episode series to potentially air on a major broadcast television or cable television channel. From beginning to end, viewers would get to know the contestants as they battle their way to the ultimate prize in Las Vegas. While SGI is presently negotiating with a third party to produce and televise the reality television series, it has not yet reached a definitive agreement.


PLAN OF OPERATION

      Following the close of the merger with SGI, we will need to achieve each of the milestones outlined below within the next twelve months to achieve long-term viability. Operations will commence immediately upon close of the merger and it is anticipated that initial revenues will be realized in the nine months ending September 30, 2006. There can be no assurance that achievement of this eight step plan will result in us becoming fully operational or profitable:

      1. PROCURE ADEQUATE FUNDING FOR OPERATIONS AND THE $1,000,000 GRAND PRIZE. Since the Poker League is a new venture, one of our primary objectives is to secure adequate funding to fully implement our business strategies. Following the close of the merger, equity financing will be sought to finance our operations and implement our business strategies.

      2. ENTER INTO A DEFINITIVE AGREEMENT WITH A FACILITIES PROVIDER WITH MULTIPLE LOCATIONS THROUGHOUT THE UNITED STATES. SGI is in negotiations with a third party to sponsor The Ultimate Poker League contest. This third party will require specific financial performance from us in exchange for the marketing rights to their brand. In this regard, we will be required to post a $1,000,000 bond with the third party partner.

      3. CREATE A SUBSTANTIAL MEMBER BASE. We anticipate displaying advertisements at participating locations of our proposed partner as well as at retail outlets (grocery stores, convenience stores, etc.) in cities in which the Poker League is offered. We also anticipate advertising in industry publications and through the use of online banner ads in an effort to maximize the visibility of the Poker League.

      4. ENTER INTO A DEFINITIVE AGREEMENT WITH A MAJOR BROADCAST OR CABLE CHANNEL TO AIR THE ULTIMATE POKER LEAGUE REALITY TELEVISION SERIES. SGI is in negotiations with a widely recognized major broadcast company to produce and air The Ultimate Poker League reality television series, but has not reached a definitive agreement. As with a facilities sponsoring partner, a broadcast or cable channel require sufficient funding to support the $1,000,000 grand prize.

      5. BEGIN NEGOTIATIONS WITH ADVERTISING PARTNERS. We anticipate advertising in several industry publications, such as Card Player, Poker Player, Pop Pair and Bluff magazines. Additionally, we anticipate purchasing online advertising on strategic gaming sites, including Poker Lifestyle, as well as links and banner advertisements on other participating sponsors' web sites. We are projecting that our advertising expense will be not less than $125,000 for the twelve months following the close of the merger.

      6. SECURE CONTRACT LABOR FOR FILMING. Key management of UPL has worked in the film and television production industry for over twenty-five years and has significant working knowledge of, and contacts in, the television industry. This expertise, combined with an extensive network of industry contacts, will assist SGI significantly in securing capable film crews in multiple locations.

      7. DEVELOP THE ULTIMATE POKER LEAGUE BRAND CLOTHING AND OTHER LOGO MERCHANDISE. We anticipate marketing apparel and industry specific merchandise, including hats, shirts, clothing apparel, tables, playing cards, chips, books, and DVD's, among other items. The development of logo merchandise will be determined by the success of the Poker League and the contemplated reality television show.

      8. EXPAND CONTESTS INTO OTHER CITIES. Through the use of national advertising campaigns and a strategic partnership with a location facilitator, we anticipate that we will be able to solicit interest in multiple cities in the United States. Our plan is to create a uniform contest that can be easily duplicated in many locations. League supervisors, all of which will be licensed with the Nevada Gaming Commission, will oversee all out of state league play to ensure that the Poker League rules and guidelines are strictly followed. The league supervisors will be independent contractors of the Company. Neither the Company, nor its officers and directors, will be required to obtain a license with the Nevada Gaming Commission or any other state. We intend to utilize league supervisors licensed by the Nevada Gaming Commission to oversee "contest" play as these professionals are best equipped to ensure proper play, making rulings as necessary during contest play, and tallying poker chip counts for each member of each team at the end of each nightly session during the initial four weeks of the contest.


      It is anticipated that the monthly fixed overhead expense will be approximately $125,000 regarding the foregoing. While there can be no assurance as to the timing and effectiveness of commencement of the Poker League contest, below is an anticipated timeline of events over the twelve months following the close of the merger:


   SECOND QUARTER 2006:

   - Enter into a definitive agreement with a facilities provider

   - Procure funding for operations through an equity fund raising

   - Finalize the Company's website

   - Enter into a definitive agreement with a major broadcast or cable channel to air The Ultimate Poker League reality television series

   - Begin negotiations with advertising partners

   THIRD QUARTER 2006:

   - Hold initial Poker League contest

   - Create a substantial member base

   - Continue to expand relations with advertising partners

   - Secure contract labor for filming

   - Procure a merchandising partner for The Ultimate Poker League clothing and merchandise

   FOURTH QUARTER 2006:

   - Commence filming initial reality television series

   - Continue to build a substantial member base

   - Develop The Ultimate Poker League brand clothing and other logo merchandise




   FIRST QUARTER 2007:

   - Produce and begin marketing of The Ultimate Poker League brand clothing and other logo merchandise

   - Expand contests into other cities

      At this time, SGI, and UPL are engaged in development stage activities which raise substantial doubt about their ability to continue as a going concern. The majority of their business efforts are focused on securing contracts in order to commence operations. Currently, The Ultimate Poker League, Inc. does not have a definitive agreement or other understanding with any party to host the Poker League or its affiliated reality based television show.

COMPETITION

      There  is  significant  competition  in  the  United States in the  poker
sector.  To  our  knowledge,  each  of  the  companies  currently   offering  a
competitive product possess significantly greater resources, brand name recognition, revenues, financial, technical and marketing resources, and have longer operating histories.

EMPLOYEES

      The Company currently does not have any employees other than its three executive officers. We are dependent upon our officers and directors to effectuate the close of the Merger Agreement. Thereafter, we anticipate that the current employees of SGI and UPL will primarily oversee the daily operations of the Poker League, with oversight responsibility being carried out by our officers. In addition, we will likely hire several additional employees to handle administration and other matters upon the commencement of the Poker League.


ITEM 2.     DESCRIPTION OF PROPERTY.

      Effective February 16, 2005, we changed our principal address to 585 West 500 South Suite -180, Bountiful, UT 84010. We do not lease or rent this property. Our office is provided to us for a nominal fee by an officer of the Company.

ITEM 3.     LEGAL PROCEEDINGS.

      In March 2006, the Company's registered agent was served in the matter of Mark Newburg and Arnoldo Galassi vs. CrazyGrazer.com, LLC; Left Right Marketing Technology, Inc., a Delaware Corporation; Hall Communications, Inc., a Nevada Corporation; Case No. A 500824. Mr. Newburg is alleging he is owed back salary of over $50,000, as well as repayment of a note payable of $130,554.12. The Company will file a responsive pleading shortly denying each of his allegations and fully intends to defending its position that Mr. Newburg is not entitled to any monies. The complaint also seeks to resolve an issue of responsibility for payroll taxes due to the Internal Revenue Service by Left Right Marketing Technologies, Inc. a Nevada corporation, pre-dating new management. Mr. Galassi is alleging he is owed back salary of over $50,000. The Company will also file a responsive pleading denying Mr. Galassi's allegations. At this time, the Company is reviewing its position as to counter-suits against Messrs. Newburg and Galassi and will make a decision on the foregoing prior to filing the responsive pleading.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.



                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      Our Common Stock is traded on the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "LRMT". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the over the counter bulletin board, or the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and do not necessarily represent actual buy and sell transactions.

		FY2006  	FY2005		FY2004
		(as of 3/29/06)
		High	Low	High	Low	High	Low
1st Quarter	9.5	6.5	50.0	10.0	1.4 	1.4
2nd Quarter  	  -       -     18.0	7.0 	1.84	1.84
3rd Quarter 	  - 	  -     40.0	5.5 	0.43	0.43
4th Quarter 	  -       -     51.0	7.0 	0.37	0.37

Through August 25, 2003, we traded under the symbol "GBTE". From August 26, 2003, through September 23, 2003, as a result of our name change, our trading symbol was changed from "GBTE" to "LRMKV." On September 24, 2003, our symbol was changed to "LRMK." On September 21, 2005, our symbol was changed to "LRMT." The last reported sales price of our common stock was $6.50 as of March 29, 2006.

      As of March 29, 2006, we had approximately 67 stockholders of record.

DIVIDENDS

      We have never declared or paid dividends on our common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

CONSULTANT AND EMPLOYEE STOCK COMPENSATION PLAN

      Effective December 10, 2004, we adopted the 2005 Consultant and Employee Stock Compensation Plan. The maximum number of shares that may be issued pursuant to the plan is 2,000,000 shares. As of December 31, 2004, none of the shares had been granted under the plan. On January 7, 2005, the 2,000,000 shares were granted to a consultant. We have terminated the 2005 Consultant and Employee Stock Compensation Plan.

      Subject to obtaining the approval of our common stockholders at our 2006 annual stockholders meeting, we intend to implement a stock option and incentive plan for future issuances of options to purchase our common stock to our executive officers, directors, employees and key consultants.

RECENT SALES OF UNREGISTERED SECURITIES

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

ITEM 6.     PLAN OF OPERATION.

      STATEMENT ON FORWARD-LOOKING INFORMATION

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital, and our dependence on existing management. Following the close of the merger with Strategic Gaming Investments, Inc., additional risks and uncertainties will include, but are not limited to, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the poker industry, changes in gaming laws and regulations (including actions which could require us to obtain licensing), and domestic or global economic conditions.

      OVERVIEW

      Upon the consummation of the merger with Strategic Gaming Investments, Inc, the Company will be primarily focused on The Ultimate Poker League contest and a reality television series documenting the contest. The Company also anticipates offering UPL logo merchandise and possibly a UPL magazine in the future.

      The Ultimate Poker League Contest

      Initially, it is anticipated that the contests will be held in up to nine major cities, with poker equipment to be provided by the Company and the sponsors of the contest. Contests will consist of teams comprised of four members each. Each team will pay an entry fee of $2,000. After four weeks of consecutive play, a winning team from each city will meet in Las Vegas to compete for the $1,000,000 grand prize.

      While each member of the team competes individually, their respective performance is aggregated with the other team members for the purpose of determining the winning team. This is true at the local contest level and at the "finals" to be held in Las Vegas, Nevada. At the finals, there will only be one contestant remaining at the end of the contest. This is the nature of all poker contests. The goal is to be the last person remaining at the end of the contest. In other words, the team that has the last person with poker chips will be declared the winning team and will win the $1,000,000 prize.

      The Ultimate Poker League Reality TV Show

      The Company anticipates creating a reality television show based on the events surrounding the Poker League. From the first round to the championship round in Las Vegas, camera crews will follow the contest participants, thereby allowing viewers to see the action behind the scenes of a national poker contest. SGI is presently negotiating with a third party to produce and televise the reality television series, but has not reached a definitive agreement.

       Currently aired poker television shows deal strictly with the poker "tournament". We will be offering a poker "contest" to amateur contestants, and unlike the existing poker programming, we intend to have footage on the amateur contestants outside of the poker contests detailing the daily lives of selected teams and contestants and their respective attempts to make the "finals" in Las Vegas, Nevada. No existing poker programming offers this type of "behind the scenes" footage.

      Retail Logo Merchandise

      We anticipate offering the following logo merchandise to consumers: hats, shirts, clothing apparel, tables, playing cards, chips, books, DVD's, among other items. We anticipate offering the merchandise through our website, www.theultimatepokerleague.com, at participating retail outlets, and onsite at the contest locations. Mr. Marsiglia, President of UPL, will oversee all merchandising of UPL products.

      The Ultimate Poker League Magazine

      SGI is currently in the research and development stage of creating its own poker gaming magazine. Initial intentions are to offer industry insight through articles on varied topics from poker tips to in-depth interviews with the nation's top poker players.



      LIQUIDITY AND CAPITAL RESOURCES

      A critical factor of our operating plan is our ability to obtain additional capital through equity or debt financing. We do not anticipate generating sufficient cash flow until we procure adequate operational funding. In the event we cannot obtain the necessary capital to pursue our operations and business objectives, we may have to cease or significantly curtail our proposed operations. This would materially impact our ability to commence operations.

      Since inception, we have financed our cash flow requirements through the issuance of common stock. As we commence our proposed business activities, it is likely that we will experience negative cash flows from operations for some period of time, pending realization of sufficient revenues to offset our projected operating expenses.


                                 RISK FACTORS

      We are subject to a high degree of risk as we are considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of our common stock could further decline.

                         RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF NET LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE.

      Since our inception we have not been profitable and have reported net losses. For the years ended December 31, 2005 and December 31, 2004 we incurred net losses of $135,983 and $2,743,938 respectively. Our accumulated deficit at the end of December 31, 2005 was $4,311,791. No assurance can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.




WE CHANGED OUR MANAGEMENT IN THE FIRST QUARTER OF 2005 AND ARE UNSURE OF THE EFFECT ON OUR ABILITY TO OPERATE.

      On February 16, 2005, Richard M. Hall as the sole member of the board of directors appointed S. Mathew Schultz to the board of directors and concurrently, Mr. Hall resigned as President and Director of the Company. Mr. Schultz as the sole member of the Company appointed himself as President of the Company and appointed Lawrence S. Schroeder as Secretary, Treasurer and a Director of the Company. On September 13, 2005, Mr. Schroeder was appointed President of the Company and Mr. Schultz was appointed Chief Operating Officer in addition to his role as Chairman. Jason F. Griffith was appointed as our Chief Financial Offier in September 2005 as well. Although Messrs. Schultz, Schroeder and Griffith have experience in business matters, to date we have yet to commence business operations. Until this occurs, our financial condition and results of operations are unlikely to improve.

WHILE WE ANTICIPATE CLOSING THE MERGER WITH STRATEGIC GAMING INVESTMENTS, INC. IN APRIL 2006 AND COMMENCING POKER LEAGUE OPERATIONS, THERE IS NO ASSURANCE WE WILL BE SUCCESSFUL IN THIS ENDEAVOR.

We anticipate closing the merger with Strategic Gaming Investments, Inc. in April 2006 and commencing our business operations. We have limited experience in operating the type of business contemplated. In addition, without sufficient third party funding, commencement of the proposed business operations will be extremely difficult. Accordingly, our future financial results are difficult to predict.

WE WILL EXPERIENCE SIGNIFICANT COMPETITION WITH RESPECT TO OUR PROPOSED BUSINESS OPERATIONS FROM MANY COMPANIES WITH SIGNIFICANTLY MORE EXPERIENCE, FINANCIAL RESOURCES AND BRAND NAME RECOGNITION.

While poker has become a very popular pastime for many individuals in the United States, there are many choices for players, including, among other things, online poker and various poker tournaments offered by well regarded entities and world renowned casinos. Our Poker League is a contest and we must procure sufficient third party financing, strategic facilities providers and a broadcast or cable channel for our proposed reality television series to achieve success. The foregoing factors will have a significant impact on our ability to realize measurable revenues and achieve profitability. Thus, unless we procure each of the above-mentioned items, our business condition and results of operations will be adversely affected.

SINCE THERE IS EXTREMELY LIMITED LIQUIDITY IN OUR COMMON STOCK, AND OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD, OUR COMMON STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

      Our common shares are currently quoted for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operations. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance. Further, until such time as we are an operating company, it is unlikely that a measurable trading market will exist for our common stock.


WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO FINANCE OUR OPERATIONS, WHICH MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL, AND IF FUNDING IS OBTAINED, OUR STOCKHOLDERS, WILL INCUR IMMEDIATE DILUTION.

      Given our historical operating results, obtaining sufficient financing for our proposed business operations will be difficult. This is further compounded by the extremely limited liquidity in our common stock and the lack of business operations for an extended period. Financing, if available, will likely be significantly dilutive to our common stockholders and will not necessarily improve the liquidity of our common stock without a vast improvement in our operating results. In the event we are unsuccessful in procuring adequate financing to fund our proposed business initiatives, our financial condition and results of operations will be materially adversely affected.

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

OUR AUDITOR'S REPORT STATES THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WILL BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN.

      As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have stated in their report that there is substantial doubt about our ability to continue as a going concern. In addition, the Company's cash position is inadequate to pay all of the costs associated with its operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.     FINANCIAL STATEMENTS.

                    LEFT RIGHT MARKETING TECHNOLOGY, INC.

                         INDEX TO FINANCIAL STATEMENTS



  Report of Independent Registered Public Accounting Firm.....................15

  Balance Sheet
  December 31, 2005...........................................................16

  Statement of Operations
  Years Ended December 31, 2005 and 2004......................................17

  Statement of Stockholders' Deficiency
  Years Ended December 31, 2005 and 2004......................................18

  Statement of Cash Flows
  Years Ended December 31, 2005 and 2004......................................19

  Notes to Consolidated Financial Statements..................................20

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Audit Committee of
Left Right Marketing Technology, Inc.
585 West 500 South  180
Bountiful, Utah 84010

We  have  audited the  accompanying  balance  sheet  of  Left  Right  Marketing
Technology, Inc. as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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


/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada
March 15, 2006
(except for Note 7, March 24, 2006)

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                                 BALANCE SHEET
                                   (AUDITED)

                                                                            Audited
                                                                             As of
                                                                       December 31, 2005
								   -------------------------
                                           ASSETS
Current assets
     Cash                                                          $                       -
     Deposits                                                                              -
        							   -------------------------
	Total current assets                                                               -

     Related party receivables                                                             -
								   -------------------------
Total assets                                                       $                       -
								   =========================
                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                              $	              74,281
     Accounts payable - related party                                                 30,000
     Notes payable                                                                   250,000
     Advances from related party                                                      73,102
     Accrued payroll                                                                 461,963
     Contingency payable                                                              25,000
     Payroll tax accrual                                                             278,549
        							   -------------------------
	Total current liabilities                                                  1,192,895
								   -------------------------
 Commitments and long term debt                                                            -
								   -------------------------
	Total liabilities                                                          1,192,895

Stockholders' equity
     Common stock; $.001 par value; 100,000,000 shares authorized
       98,804 shares issued and outstanding as of December 31, 2005                       99
     Additional paid-in capital                                                    3,118,797
     Preferred Stock; 25,000,000 shares authorized zero shares                             -
       issued and outstanding as of December 31, 2004
     Accumulated deficit                                                         (4,311,791)
       								   -------------------------
	Total stockholders' deficit                                              (1,192,895)

          Total liabilities and stockholders' deficit              $                       -
								   =========================

                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                            STATEMENT OF OPERATIONS
                                   (AUDITED)

                                                                     Audited                  Audited
                                                                 January 1, 2004          January 1, 2004
                                                                     through                  through
                                                                December 31, 2005        December 31, 2004
								------------------	------------------

Revenue                                                     	$		-	$		-

Operating expenses
     General and administrative                          		  134,196		1,719,558
     Costs associated with rescinded merger					-		1,022,015
								------------------	------------------
          Total operating expenses					  134,196		2,741,573
								------------------	------------------
          Loss from operations						 (134,196)	       (2,741,573)

Other income (expenses):
     Interest expense							   (1,787)		   (2,365)
          							------------------	------------------
	Total other income (expenses)					   (1,787)		   (2,365)

          Loss before provision for income taxes			 (135,983)	       (2,743,938)

Provision for income taxes							-			-
								------------------	------------------
Net loss                                                      	$   	 (135,983)	$      (2,743,938)
								------------------	------------------
Basic and diluted loss per common share				$	    (1.55)	$	   (52.03)
								==================	==================
Basic and diluted weighted average common shares outstanding		   87,888	   	   52,733







                See Accompanying Notes to Financial Statements


                      LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (AUDITED)


                                        	          	    	  Additional                       Total
                                		 Common Stock       	   Paid-in    	Accumulated  	Stockholders'
                              	 	    Shares 	    Amount    	   Capital        Deficit     	   Deficit
					------------	------------	------------	------------	------------
Balance at December 31, 2003	   	      43,193 	$	  43	$    768,406	$(1,431,870)	$  (663,421)
					============	============	============	============	============
Correction of fractional shares
     held in 2003           	   	       3,634       	   4						  4
					------------	------------	------------	------------	------------
Balance at December 31, 2003	   	      46,827	$	  47	$    768,406	$(1,431,870)	$  (663,417)
					============	============	============	============	============
Shares issued for services	       	       6,628		   7	     400,477		  -	    400,484

Shares issued for cash				 845		   1	     453,099		  -	    453,100

Shares issued for compensation	 	       2,050		   2	   1,024,998		  -	  1,025,000

Debt forgiveness - related party		   -		   -	     398,393		  -	    398,393

Net loss					   -		   -		   -	 (2,743,938)	 (2,743,938)
					------------	------------	------------	------------	------------
Balance, December 31, 2004		      56,350	$	  57	$  3,045,373	$(4,175,808)	$(1,130,378)
					============	============	============	============	============
Shares issued for debt settlement	      42,000		  42	      41,958		  -	     42,000

Reverse split 1:1000				   -		   -		   -		  -		  -

Conversion of debt				 454		   -	       6,484		  -	      6,484

Debt cancelled and recorded to APIC		   -		   -	      24,982		  -	     24,982

Net loss					   -		   -		   -	   (135,983)	   (135,983)
					------------	------------	------------	------------	------------
Balance, December 31, 2005		      98,804	$	  99	$  3,118,797	$(4,311,791)	$(1,192,895)
					============	============	============	============	============




                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC.)
                            STATEMENT OF CASH FLOWS
                                   (AUDITED)

                                                                                     Audited                 Audited
                                                                                 January 1, 2005         January 1, 2004
                                                                                     through                 through
                                                                              	December 31, 2005	December 31, 2004
                                                                                -----------------	-----------------
Cash flows from operating activities:
     Net loss									 $	 (135,983)	$     (2,743,938)
     Adjustments to reconcile net loss to net cash used by operating activities:
     Changes in operating assets and liabilities:
          Forgiveness of related party payable							-		 398,393
          Stock issued for services and compensation						-	       1,425,484
           (Increase) / Decrease in accounts receivable - related party				-		  62,220
          Increase / (Decrease) in accounts payable - related party			   30,000		 (52,149)
          Increase / (Decrease) in accounts payable					    1,314		(505,389)
          Increase / (Decrease) in accrued expenses						-		 (15,628)
          Increase / (Decrease) in accrued payroll					   28,193		 433,771
          Increase / (Decrease) in contingency payable					  (25,000)		  50,000
          Increase / (Decrease) in payroll tax accrual					    6,281		 272,269
               									-----------------	-----------------
		Net cash used by operating activities					  (95,195)		(674,968)

Cash flows from investing activities:

		Net cash used by investing activities						-		       -

Cash flows from financing activities:
     Reduction in bank overdraft 							  (19,908)		 (28,132)
     Advance from related party								  115,103		       -
     Increase in notes payable									-		 250,000
     Proceeds from issuance of common stock							-		 453,100
               									-----------------	-----------------
		Net cash provided by financing activities				  115,103		 703,100
										-----------------	-----------------
Net increase in cash										-		       -

Cash, beginning of period									-		       -
										-----------------	-----------------
Cash, end of period / bank overdraft						$		-	$	       -
										=================	=================

Supplementary cash flow information:
     Cash payments for income taxes						$		-	$	       -
     										=================	=================
     Cash payments for interest							$		-	$          2,365
        									=================	=================
Non-cash activities - loss contingency write-off
        Related-party payable contributed to APIC						-		  398,393
	Debt settled with stock								    6,484			-
	Debt settled with stock-related party						   42,000			-
	Increase / (Decrease) in accounts payable					  (25,982)			-

                See Accompanying Notes to Financial Statements

                     LEFT RIGHT MARKETING TECHNOLOGY, INC.
                   (FORMERLY GLOBAL GAMING TECHNOLOGY, INC)
                         NOTES TO FINANCIAL STATEMENTS

1.        DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Left Right Marketing Technology, Inc. a Delaware corporation ("LRMK"), formerly named Global Gaming Technology, Inc., was incorporated in 1973. Prior to June of 2003 the company had been involved in various businesses, which were unsuccessful. On June 30, 2003, The company executed a binding letter of intent, which in September of 2003 resulted in a merger with Left Right Marketing & Technology, Inc., a private corporation ("LRMT"). LRMT controlled an option to acquire Crazy Grazer, LLC, a Nevada limited liability company ("Crazy Grazer"), which owns the website www.CrazyGrazer.com.

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

Richard M. ("Mick") Hall was the sole member of CrazyGrazer.com, as such Mr. Hall was the sole recipient of the 950,000 shares of Series A Preferred Stock. Mr. Hall abstained as to any voting as a director of the Company on the Merger.

On March  8, 2005, the Company entered into a Rescission Agreement with Richard
M. ("Mick") Hall, former Chief Executive Officer, President and the sole Director of the Company, and CrazyGrazer.com, ("Crazy Grazer") a Limited Liability Company (formerly Crazy Grazer LLC), and a wholly-owned subsidiary of the Company, to rescind the merger that closed on April 26, 2004. Pursuant to the Rescission Agreement, 950,000 shares of the Company's Series A Convertible Preferred Stock issued to Mr. Hall as full consideration for Crazy Grazer were returned to the Company for cancellation. The rescission shall have the effect of placing the Company in the position it was in prior to the Merger.

The  company  has  entered  into  a  merger  agreement  with  Strategic  Gaming
Investments, Inc..   The  company  plans  to  be  in  the  business  of gaming, specializing  in poker, and the entertainment  and  hospitality  industries.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from inception, September 27, 2005, through December 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - There has been no comprehensive income or loss items as of December 31, 2005.

Concentration of risk - A significant amount of the Company's assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the Company to continue its activities.

Revenue recognition - The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no advertising costs for the period from January 1, 2005, through December 31, 2005.

Legal Proceedings - As of December 31, 2005, the Company is not aware of, nor is it involved in any pending legal proceedings.

New accounting pronouncements -

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

2.     GOING CONCERN

The Company incurred net losses of approximately $123,479 from the period from January 1, 2005, through December 31, 2005, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       PROPERTY AND EQUIPMENT

As of December 31, 2005, the Company does not own any property and/or equipment.

4.       STOCKHOLDERS EQUITY

The Company has 98,804 common shares issued and outstanding as of December 31, 2005. The issued and outstanding shares were issued as follows:
During 2005, the stock transfer agent advised management that the common stock balances were reported in error and was adjusted by 3,634 (post reverse) shares.

On March 15, 2005, the Company entered into  an  Equity-For-Debt Agreement with
S. Matthew Schultz, the Company's Vice-President. The Company agreed to exchange $420,000 in debt due to Mr. Schultz for 42,000,000 shares of the Registrant's restricted common stock, par value $0.001.

On August 29, 2005, the Company filed a Schedule 14C, discussing a 1:1,000 reverse stock split, which was effective September 20, 2005.

During the third quarter ended September 30, 2005, the Company converted $6,484 of debt into 454 shares of post split common stock.

5.        ADVANCES FROM RELATED PARTIES

As of December 31, 2005, the Company has the following advances from related parties:

Larry Schroeder, the Company's President, has loaned the Company $9,709 in the form of a direct payment of a bill. This advance is non interest bearing and has no due date assigned to it.
S. Matthew Schultz, the Company's Vice-President, has loaned the Company $31,278 in the form of $17,632 in cash and $13,646 in the payment of various bills and travel expenses throughout 2005. This advance is non interest bearing and has no due date assigned to it.
Jason Griffith, the Company's Treasurer, has loaned the Company $2,996 in the form of direct payment of various bills throughout 2005. This advance is non interest bearing and has no due date assigned to it.

Strategic Gaming Investments, Inc., an entity controlled by our officers and directors and one where a definitive agreement has been reach for acquisition, has loaned the Company $29,119. This advance is non interest bearing and has no due date assigned to it.



6.          RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company has the following loans payable:

The company owes $30,000 to Franklin Griffith & Associates, an accounting firm which Jason Griffith is the majority owner,for services during 2005.

There are no other related party transactions between the Company and any officers other than the stock purchases and advances as discussed in Notes 3 and 4, respectively.

7.    CONTINGENCIES PAYABLE

The company has recorded a contingency payable based on information the new management of the company has received from prior employees. The members of management anticipate validating the amounts due, yet until such time as the amounts have been confirmed and reconciled, management has record the amounts as a contingent liability.

In March 2006, the Company's registered agent was served in the matter of Mark Newburg and Arnoldo Galassi vs. CrazyGrazer.com, LLC; Left Right Marketing Technology, Inc., a Delaware Corporation; Hall Communications, Inc., a Nevada Corporation; Case No. A500824. Mr. Newburg is alleging he is owed back salary of over $50,000, as well as repayment of a note payable of $130,554.12. The Company will file a responsive pleading shortly denying each of his allegations and fully intends to defend its position that Mr. Newburg is not entitled to any monies. The complaint also seeks to resolve an issue of responsibility for payroll taxes due to the Internal Revenue Service by Left Right Marketing Technology, Inc., a Nevada corporation, pre-dating new management. Mr. Galassi is alleging he is owed back salary of over $50,000. The Company will also file a responsive pleading denying Mr. Galassi's allegations. At this time, the Company is reviewing its position as to counter-suits against Messrs. Newburg and Galassi and will make a decision on the foregoing prior to filing the responsive pleading.

8.    NOTES PAYABLE

On September 8, 2004, the Company entered into a Promissory Note with Thomas F. Gordon, pursuant to a loan of $100,000, which Mr. Gordon provided to us. The Company promised to pay Mr. Gordon the $100,000 with no interest on or before January 8, 2005. The term of the warrant expires on September 7, 2005. As of December 31, 2005, this note has not been settled and is considered delinquent.

On September 30, 2004, we entered into a Promissory Note with David Greenwald, pursuant to a loan of $150,000, which Mr. Greenwald provided to us. We promised to pay Mr. Greenwald the $150,000 with no interest on or before February 1, 2005. The term of the warrant expires on October 1, 2005. As of December 31, 2005, this note has not been settled and is considered delinquent.

9.    STOCK OPTIONS

As of December 31, 2005, the Company does not have any stock options or warrants outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

10.   PAYROLL LIABILITY

In connection with the merger of Crazy grazer as discussed above, the Company has recorded $461,963 in accrued payroll and $278,549. Based on discussions with counsel and the Internal Revenue Service, management has reason to believe that certain of these liabilities and perhaps all of them should revert back to Crazygrazer as a result of the rescission agreement. At December 31, 2005 the ultimate resolution of this matter has not been concluded. Accordingly, the Company has not removed the liabilities. At the time that an ultimate resolution is determined, to the extent that the Company is not responsible for these liabilities, they will be credited to additional paid in capital as a follow-up to the rescission agreement.

During 2005, the Company determined that prior recorded accounts payable of $24,982 is no longer the liability of the company's when the recession for the merger between Crazy Grazer and the company became effective. Management contributed the accounts payable to additional paid in capital instead of recording a loss contingency.

11.   SUBSEQUENT EVENTS

The  Company has entered into a merger agreement  with  Strategic  Gaming
Investments,  Inc.   A proxy statement was filed in November of 2005, but
the merger is not yet effective.

There have been no other subsequent events after the end of the year ended December 31, 2005, which are material to operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.    CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer.

      We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal year covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial officer.

      Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended December 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control framework and processes were designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

      Our internal control over financial reporting includes those policies and procedures that:

	-  pertain  to the   maintenance  of  records,  in  reasonable  detail,
	   accurately and fairly reflect the transactions and dispositions of our assets;

	- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and
	   that	 our  receipts  and   expenditures   are  being  made  only  in
	   accordance with authorizations of our management and our Board of Directors; and

	- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.


      Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Thus, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Our principal executive officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we have taken into account the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework in formulating our internal controls.

      Management reviewed the results of its assessment with our Audit Committee and the Board of Directors of the Company.

      Based upon its assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2005.

ITEM 8B.    OTHER INFORMATION

      None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The following information is furnished with respect to each member of our board of directors and our executive officers. There are no family relationships between or among any of our directors or executive officers. Each of our executive officers is an employee of the Company and serves at the discretion of our board.

        On February 16, 2005, Richard M. Hall, serving as the sole member of the board of directors, appointed S. Matthew Schultz to the board of directors of the Company. Concurrently, Mr. Hall resigned from the Company's board of directors and as President, and Heather M. Hall resigned as Secretary and Treasurer. Mr. Schultz as the sole member of the board of directors appointed himself as President of the Company and appointed Lawrence S. Schroeder as Secretary, Treasurer and a Director of the Company.

        On September 13, 2005, there was a special meeting of the Board of Directors and the Board approved the following appointments and changes to our executive team: Lawrence S. Schroeder accepted the position of President and Chief Executive Officer; Mr. Schultz resigned as President and accepted the position of Chief Operating Officer, while retaining the position of Chairman of the Board; and Jason F. Griffith was appointed Chief Financial Officer and a member of the board of directors.

        There are currently no formal employment agreements between the Company and our officers. The members of our board of directors serve for one year terms and are elected each year at the annual meeting of stockholders, or until their successors have been elected. The officers serve at the discretion of the board of directors.

      Information as to our current directors and executive officers is as follows:


Name                 	Age	Positions and Offices held
Lawrence S. Schroeder	58	President and Director
S. Matthew Schultz	35	Chief Operating Officer and Chairman
Jason F. Griffith	29	Chief Financial Officer, Secretary and Director

________________________
The following is biographical information for each of the directors and officers listed above:

LAWRENCE S. SCHROEDER serves as President, Chief Executive Officer and a Director of the Company. Since 1992, Mr. Schroeder has served as a private consultant to the hospitality and other industries. Mr. Schroeder's clients have included the NFL, NASCAR, MLB, NHL and their officially licensed consumer products. Mr. Schroeder is a Director of Responsive Marketing & Communications, an official marketing agency of record for the 1996 Olympic Games. Mr. Schroeder is also Chairman and Chief Executive Officer of New World Entertainment, a joint venture partner and strategic marketing agent for Allied Domecq Spirits and Wine, acting as merchandiser for portfolio brands to stadiums, casinos and other public facilities domestically. Mr. Schroeder received a bachelors of science in business administration from Huron College.

S. MATTHEW SCHULTZ serves as Chief Operating Officer and Chairman of the Board of Directors of the Company. Since April 2003, Mr. Schultz has served as President of Wexford Capital Ventures, Inc., a Utah based strategic financial consulting firm. Mr. Schultz has been instrumental in creating successful investor awareness campaigns for numerous publicly traded companies, and has assisted in private placement offerings, both domestically and internationally. From 1999 to 2003, Mr. Schultz was the Chairman of Pali Financial Group, Inc., an investment banking firm specializing in small cap securities. Mr. Schultz also served as the vice-president of the Utah Consumer Lending Association from 1998 through 1999.

JASON F. GRIFFITH serves as Chief Financial Officer, Secretary and a Director nominee of the Company. Mr. Griffith's experience includes having served as chief financial officer for two publicly traded companies, including Datascension, Inc., from June 2002 to March 2005, and South Texas Oil Company, from June 2002 to the present. Mr. Griffith has extensive experience in public accounting, including serving as the managing partner of De Joya, Griffith & Company, LLC, formerly known as CFO Advantage, from June 2002 to December 2004, and Franklin, Griffith & Associates, from January 2005 to August 2005. In addition, Mr. Griffith served as the accounting manager for Chavez & Koch, a certified public accounting firm, from August 2001 through June 2002. Previously, Mr. Griffith worked for Arthur Andersen LLP in Memphis, Tennessee from December 1998 until July 2001. Mr. Griffith received a bachelor's degree in business and economics, and a master's degree in accounting, from Rhodes College. Mr. Griffith is a licensed certified public accountant in Nevada and Tennessee, is a member of the American Institute of Certified Public Accountants, The Association of Certified Fraud Examiners, The Institute of Management Accountants, and the Nevada and Tennessee State Society of CPA's. Currently, Mr. Griffith serves as a member of the board of directors for South Texas Oil Company.

Following the consummation of the merger between the Company and SGI, the following officers and directors of The Ultimate Poker League, Inc., or UPL, a wholly-owned subsidiary of SGI, will continue to serve in the capacities set forth below:


Name			Age	Position		Dates Served

Anthony J. Marsiglia	58	President		Since Inception of UPL
Jason F. Griffith	29	Secretary/Treasurer	Since Inception of UPL
Benjamin R. Magee	35	Director (UPL)		Since Inception of UPL
Donald R. Beck		56	Director (UPL)		Since Inception of UPL
Patrick M. Williams	39	Director (UPL)		Since Inception of UPL

_________________

OFFICERS AND DIRECTORS - THE ULTIMATE POKER LEAGUE, INC.

ANTHONY J. MARSIGLIA serves as the President of UPL. Mr. Marsiglia is currently the President and Chief Executive Officer of Responsive Marketing Communications, a full service marketing agency located in Chicago, Illinois. Mr. Marsiglia is a pioneer in integrated marketing, with extensive experience in advertising, marketing and brand building. From 1969 to 1978, Mr. Marsiglia served as a sales representative and then Group Product Manager of Standard Brands, now know as Kraft. While with Standard Brands, Mr. Marsiglia ultimately directed marketing and brand development campaigns for Planters Nuts & Snacks, Blue Bonnet Margarine and Yardley of London Soaps. Mr. Marsiglia launched Responsive Marketing with the Bertolli olive oil and wine brand, taking the brand from a niche market player to national chain distribution status. Mr. Marsiglia was also instrumental in developing brand recognition and product development for Energizer, Lipton, Thomas', Knorr, Entenmann's, Hillshire Farms and other national brands for large multi-national companies such as Kraft, Unilever, ConAgra and Sara Lee. Responsive Marketing was a marketing agency of record for the 1996 Olympic Games. Responsive Marketing was also one of the first marketing agencies to develop fan clubs and affinity programs to support client bases. Since the 1980's, Responsive Marketing has been a primary developer of fan club and affinity programs, including Gumby, The Teenage Mutant Ninja Turtles and The Energizer Bunny. At its peak, the Teenage Ninja Mutant Turtles fan club boasted 300,000 members and the Energizer Bunny club sold over 250,000 pieces of merchandise. Mr. Marsiglia received a bachelor's degree in marketing from Northern Illinois University.

BENJAMIN R. MAGEE serves as a Director of UPL. Since 2004, Mr. Magee has served as the Tournament Director for the Plaza Hotel and Casino, Las Vegas, Nevada, and has increased the Plaza poker tournament schedule from one tournament, operating six days per week, to four tournaments, operating seven days per week. Mr. Magee is responsible for turning an unprofitable venture for the Plaza Hotel into an operation with positive cash flow of approximately $70,000 per month. Mr. Magee oversees all aspects of the Plaza tournaments, including advertising and marketing, the result of which has been a tremendous increase in visibility and profit for the tournaments. Mr. Magee has also organized, structured and operated daily tournaments and major televised events including the Ultimate Poker Challenge and World Poker Classic. Prior to joining Plaza Hotel, Mr. Magee was employed by Binion's Horseshoe Hotel and Casino with the responsibility to direct the satellite tournaments for the 2004 World Series of Poker. While working for Binion's, Mr. Magee standardized gaming regulations and assisted the international poker community with problems related to poker rulings, and was responsible for increasing tournament play from two tournaments per week to ten tournaments per week. From 1995 to 2002, Mr. Magee supervised multi-game dealers and multiple casinos, and was responsible for increasing profitability and the customer loyalty base for such venues.

DONALD R. BECK serves as a Director of UPL. Currently Mr. Beck is the President and Chief Executive Officer of Toolbox Productions and Beck-ola Productions, full service advertising agencies serving major clients in the entertainment and television industry. The clients of Toolbox and Beck-ola Productions include United Paramount Network, MGM Worldwide Television, ABC, MGM, Sony, Paramount and Universal Worldwide. Mr. Beck is also Chairman/Founding Partner of PalTV, a new interactive television network. Mr. Beck has produced and directed film and television projects for over twenty-five years. During his professional career, Mr. Beck has served as a Senior Vice President of Creative Services for ABC television for seven years, prior to founding his own production company, Beck-Ola Productions in 1973. Mr. Beck has produced several feature length motion pictures including Cutting Class (the first starring role for Brad Pitt) and Interruptions, as well as dozens of made for home entertainment projects, including more then seven Star Trek specials, three Stargate SG-1 specials and several videos on the sport of ice hockey. Currently, Mr. Beck is working on several special Star Trek DVD limited edition sets as well as producing the videos for the Star Trek Adventure exhibit in Hyde Park, London, and Star Trek: The Experience in Las Vegas. Mr. Beck has won numerous gold and silver Promax awards including "Best of Show" several times. In 2002, Beck, as producer/director, won the television DVD of the Year award for the series Star Trek: Next Generation. Mr. Beck has served on various television industry panels as a judge and moderator. Mr. Beck is a director member of the Director's Guild of America as well as an adjunct professor of production/post-production techniques at Santa Monica College, Academy of Entertainment.

PATRICK M. WILLIAMS serves as a Director of UPL. Mr. Williams currently serves as the President of Premier Loyalty Solutions, LLC ("PLS"), a leading provider of full-service loyalty programs for the automotive industry. Since Mr. Williams' involvement in PLS, PLS has realized a significant increase in sales and growth. Mr. Williams is intimately involved with all internal and external resources in product design, implementation processes, client service paradigms, internal operations and singularly manages sales across multiple distribution channels for all of PLS's products and services. Mr. Williams has over twenty-one years of retail automotive industry experience encompassing positions in direct sales, sales force motivation and training, sales management, as well as direct responsibility for operations. Mr. Williams is an active member of the community, including work with Las Vegas Resource Center, Rotary Youth Exchange, Partners in Education, as well as coaching several winning youth league teams.

AUDIT COMMITTEE AND FINANCIAL EXPERT

Our Audit Committee consists of S. Matthew Schultz (Chairman) and Lawrence S. Schroeder. At this time, we do not have a majority of independent parties serving on our Audit Committee, but we will endeavor to do so in the future. The Audit Committee undertakes the following: recommends the independent certified public accounting firm to audit the Company's annual financial statements and review the quarterly financial statements; reviews the independence of the Company's certified public accounting firm; reviews the independent certified public accounting firm's audit report relating to the Company's annual financial statements and the review of the Company's quarterly financial statements; reviews management's administration of the system of internal accounting controls; at least annually, meets with the Company's in-house counsel to discuss legal matters that may have a material impact on the Company's financial statements; and at least annually, meets with appropriate management to review tax matters affecting the Company, among other items. The Company has a written audit committee charter. The Audit Committee was formed on November 1, 2005 and has had one meeting to date attended by all members thereof.

We do not currently have a financial expert that is independent. In the interim, Mr. Griffith will serve in this capacity. Mr. Griffith is not, however, an independent director given that he serves as Chief Financial Officer. In the future, we intend to retain an independent financial expert.

An "audit committee financial expert" means a person who has the following attributes:

	- An understanding of generally accepted accounting principles and financial statements;
	- The ability to  assess the general application  of such principles in
	  connection with the accounting for estimates, accruals and reserves;
	- Experience  preparing,  auditing, analyzing  or evaluating  financial
	  statements  that  present  a  breadth  and  level  of  complexity  of
	  accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer's financial statements, or experience actively supervising one or more persons engaged in such activities;
	- An understanding of internal control over financial reporting; and
	- An understanding of audit committee functions.

COMPENSATION COMMITTEE

The Company's compensation committee is currently comprised of Messrs. Schultz and Schroeder. At this time, we do not have a majority of independent members serving on our Compensation Committee, but will endeavor to do so in the future. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation for the Company's officers, directors and key employees. More specifically, the compensation committee has the responsibility to:

	- recommend executive compensation policy to our board
	- determine compensation of our senior executives
	- determine the performance criteria and bonuses to be granted
	- administer and approve stock option grants
	- In recommending executive compensation, the compensation committee has the responsibility to ensure that the compensation program for executives of the Company is effective in attracting and retaining key officers, links pay to business strategy and performance, and is administered in a fair and equitable fashion in the stockholder's interest.

NOMINATING COMMITTEE

      We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. We do, however, intend to implement a nominating committee in 2006 upon appointing not less than two (2), and not more than four (4), independent directors.

DISCLOSURE COMMITTEE AND CHARTER

There is currently no Disclosure Committee or Disclosure Committee Charter. At a future date, we will implement a Disclosure Committee and a Disclosure
Committee Charter. The Disclosure Committee, once established, will be comprised solely of independent directors.



ELECTION OF DIRECTORS AND OFFICERS.

      Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve on an annual basis and are elected at the meeting of the board of directors following each annual meeting of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing each of our executive officers and directors are current in their filings.


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

                          SUMMARY COMPENSATION TABLE




NAME OF EXECUTIVE OFFICER 								       BONUS AND OTHER     SECURITIES UNDERLYING
   AND/OR DIRECTOR		POSITION OF INDIVIDUAL			ANNUAL SALARY		COMPENSATION		STOCK OPTIONS
-------------------------	------------------------------------	-------------	       ---------------	   ---------------------

S. Matthew Schultz		Chief Operating Officer and  Chairman		   0			    0			      0

Lawrence S. Schroeder		Chief Executive Officer, President and		   0			    0			      0
				a Director

Jason F. Griffith		Chief Financial Officer, Secretary and		   0			    0			      0
				a Director

Richard M. Hall			Former Chief Executive Officer			 0(1)			    0			      0
									    95,250(2)

   (1)Richard M. Hall, our former Chief Executive Officer, received $0 in salary in 2005 prior to his resignation on February 16, 2005.
   (2)Richard M. Hall, our former Chief Executive Officer and President received an annual salary of $95,250 in fiscal year 2004



TERMINATION OF EMPLOYMENT

      There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any party named above which would result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

COMPENSATION OF DIRECTORS

      All non-employee directors who serve on our board of directors in the future will receive an annual grant of options to purchase shares of common stock, a cash fee for attending board of director meetings, and shall be reimbursed for expenses incurred in attending such meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The table below sets forth the beneficial ownership of our common stockas of March 29, 2006 by:

	- All of our directors and executive officers, individually;

	- All of our directors and executive officers, as a group; and

	- All persons who beneficially own more than five percent of our outstanding common stock.

      The beneficial ownership of each person as described below was calculated based on 98,804 shares of our common stock outstanding as of March 29, 2006, according to the record ownershiplistings as of that date and the verifications we solicited and received from each director, executive officer and five percent holder.

      The Securities and Exchange Commission has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if the person owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 29, 2006 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. In addition, two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Left Right Marketing Technology, Inc., 585 West 500 South, Suite 180, Bountiful, UT 84010.

SECURITY OWNERSHIP OF MANAGEMENT
                                              		   PERCENT
				         NUMBER		BENEFICIALLY
NAME OF BENEFICIAL OWNER		OF SHARES	   OWNED
-----------------------------------	---------	------------
S. Matthew Schultz			   57,928	       58.6%
Lawrence S. Schroeder				0		0.0%
Jason F. Griffith				0		0.0%
All Directors & Officers as a Group	   57,928	       58.6%


NAME OF FIVE PERCENT HOLDERS
							  Percent
					  Number	Beneficially
Name and Address of Beneficial Owner    of Shares         Owned (2)
------------------------------------	---------	------------
S. Matthew Schultz			   57,928	       58.6%
Eugene Roderick Newman(1)		   10,000	       10.1%
Five Percent Holders as a Group		   57,928	       68.7%

___________________________
(1) The registered address for Mr. Newman is 8804 Canyon Springs Dr., Las Vegas, NV 89117.


CHANGE IN CONTROL

      On February 16, 2005, Mr. Hall sold 15,000 (reflects 1:1000 reverse stock split effected in September 2005) shares of common stock to S. Matthew Schultz for $80,000 in cash. On March 15, 2005, we entered into an Equity-for-Debt Agreement with Mr. Schultz, wherein we agreed to exchange $420,000 in debt due to Mr. Schultz for 42,000 shares (reflects 1:1000 reverse stock split effected in September 2005) of our common stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 13.    EXHIBITS

10.1 Rescission Agreement, dated March 8, 2005, previously filed as an exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2005
10.2 Equity for Debt Exchange Agreement, dated March 15, 2005, previously filed as an exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005
10.3 Agreement and Plan of Reorganization between the Company and Strategic Gaming Investments, Inc., dated November 4, 2005, previously filed as an exhibit to registrant's Preliminary Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on November 4, 2005
31.1* Certification  of  Lawrence  S.  Schroeder  pursuant to  Section  302  of the Sarbanes-Oxley Act
31.2* Certification  of  Jason  F.  Griffith  pursuant to  Section  302  of the
      Sarbanes-Oxley Act
32.1* Certification  of  Lawrence  S.  Schroeder  pursuant to  Section  906  of the Sarbanes-Oxley Act
32.2* Certification  of  Jason  F.  Griffith  pursuant to  Section  906  of the
      Sarbanes-Oxley Act

*  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for professional services rendered by Beadle, McBride, Evans & Reeves, LLP, for the audit of our annual financial statement and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were 13,230 and 11,200, respectively.

AUDIT-RELATED FEES

      The aggregate fees billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services rendered for audit related fees for fiscal years 2005 and 2004 were $0 and $0, respectively.

TAX FEES

      The aggregate fees to be billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services to be rendered for tax fees for fiscal years 2005 and 2004 were $0 and $875, respectively.

ALL OTHER FEES

      There were no other fees to be billed by Beadle, McBride, Evans, & Reeves, LLP, for the fiscal years 2005 and 2004 other than fees described above.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LEFT RIGHT MARKETING TECHNOLOGY, INC.

                              By: /s/ Lawrence S. Schroeder
				 --------------------------
                                  Lawrence S. Schroeder

                              Dated: March 31, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME				OFFICER					DATE

/s/ Lawrence S. Schroeder	Chief Executive Officer, President	March 31, 2006
-------------------------      	and a Director
Lawrence S. Schroeder


/s/ S. Matthew Schultz		Vice-President and Chairman		March 31, 2006
-------------------------
S. Matthew Schultz

/s/ Jason F. Griffith		Chief Financial Officer, Secretary	March 31, 2006
-------------------------	and a Director
Jason F. Griffith

