Form 10QSB
period 2006-03-31
STRATEGIC GAMING INVESTMENTS, INC.
filed 2006-05-16
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended: March 31, 2006

                                      OR

 [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from:_________ to __________

Commission file number:000-09047


                       Strategic Gaming Investments, Inc.
                    (Exact name of small business issuer as
                           specified in its charter)


                 Delaware                                    20-3454263
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                585 West 500 South, Suite 180, Bountiful, UT 84010
                     (Address of principal executive offices)

                                  (801) 244-4405
                           (Issuer's telephone number)

                      Left Right Marketing Technnology, Inc.
		(Former name, former address and former fiscal year,
		          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) 				[X] YES [ ] NO


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. 			[ ] YES [ ] NO


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    7,832,137 shares of common stock, $0.001 par value, as of May 15, 2006


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):	[ ] YES [X] NO



                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS...........................................1
            Balance Sheet (Unaudited).........................................1
            Statement of Operations (Unaudited)...............................2
            Statement of Cash Flows (Unaudited)...............................3
            Statement of Stockholder's Equity (Unaudited).....................4
            Notes  to Condensed Consolidated  Financial  Statements
                  (Unaudited).................................................5
      ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 8
      ITEM 3.  CONTROLS AND PROCEDURES.......................................10


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS.............................................12
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................12
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................12
      ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
            HOLDERS.12.........................................................
      ITEM 5.  OTHER INFORMATION.............................................12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................12

SIGNATURE....................................................................13






PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                                        STRATEGIC GAMING INVESTMENTS, INC.
				(formerly LEFT RIGHT MARKETING TECHNOLOGY, INC.)
					         BALANCE SHEET



								 Unaudited	  Audited
								   As of	   As of
							      March 31, 2006  December 31, 2005
								===========	===========
ASSETS

Current assets
     Cash							$	  -	$	  -
								-----------	-----------
	Total current assets						  -		  -

	Total assets						$	  -	$	  -
								===========	===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable						$    83,476	$    74,281
     Accounts payable - related party				     30,000	     30,000
     Notes payable						    250,000	    250,000
     Advances from related party 				     96,462	     73,102
     Accrued payroll						    461,963	    461,963
     Contingency payable					     12,500	     25,000
     Payroll tax accrual					    278,549	    278,549
								-----------	-----------
	Total current liabilities				  1,212,950	  1,192,895

	Total liabilities					$ 1,212,950	$ 1,192,895


Stockholders' deficit
     Common stock; $.001 par value; 100,000,000
       authorized 98,804 shares issued and
       outstanding as of December 31, 2005				 99		 99
     Additional paid-in capital					  3,118,797	  3,118,797
     Preferred Stock (25,000,000 shares authorized
       and zero issued and outstanding)					  -		  -
     Accumulated deficit					 (4,331,845)	 (4,311,791)
								-----------	-----------

	Total stockholders' (deficit)				 (1,212,950) 	 (1,192,895)

	Total liabilities and stockholders' deficit		$	  -	$	  -
								===========	===========




                                      STRATEGIC GAMING INVESTMENTS, INC.
				(formerly LEFT RIGHT MARKETING TECHNOLOGY, INC.)
					     STATEMENT OF OPERATIONS

							Unaudited
						      3 months ended
						---------------------------
						  March 31,	  March 31,
						    2006	    2005
						===========	===========
Revenue						$	  -	$	  -

Operating expenses
     General and administrative			     19,847	     73,731
     Costs associated with rescinded merger		  -	      1,214
						-----------	-----------
	Total operating expenses		     19,847	     74,945
						-----------	-----------

	Loss from operations			    (19,847)	    (74,945)

Other income (expenses):
     Interest expense				       (207)	     (1,566)
						-----------	-----------
	Total other income (expenses)		       (207)	     (1,566)
						-----------	-----------

Net loss					$   (20,055)	$   (76,511)
						-----------	-----------

Basic and diluted loss per common share 	      (0.20)	      (1.28)
						===========	===========
Basic and diluted weighted average
 common shares outstanding			     98,804	     59,716
						===========	===========



                                      STRATEGIC GAMING INVESTMENTS, INC.
				(formerly LEFT RIGHT MARKETING TECHNOLOGY, INC.)
					     STATEMENT OF CASH FLOWS

									  Unaudited
								       3 months ended
								---------------------------
								  March 31,	  March 31,
								    2006	    2005
								===========	===========
Cash flows from operating activities:
     Net loss							$   (20,055)	$   (76,511)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
     Changes in operating assets and liabilities:
	Forgiveness of related party payable				  -	     40,786
	Non cash costs related to rescinded merger			  -	      1,214
	Increase / (decrease) in accounts payable -
	 related party							  -	     17,632
	Increase / (decrease) in accounts payable		      9,195	      2,315
	Increase / (decrease) in accrued payroll			  -	     28,192
	Increase / (decrease) in contingency payable		    (12,500)		  -
	Increase / (decrease) in payroll tax accrual			  -	      6,280
								-----------	-----------
	    Net cash used by operating activities		    (23,360)	     19,908
								-----------	-----------

Cash flows from investing activities:
								-----------	-----------
	    Net cash used by investing activities			  -		  -
								-----------	-----------

Cash flows from financing activities:
     Advance from related party					     23,360		  -
								-----------	-----------
	    Net cash provided by financing activities		     23,360		  -
								-----------	-----------

Net increase in cash							  -	     19,908

Cash, beginning of period 						  -	    (19,908)
								-----------	-----------

Cash, end of period / bank overdraft				$	  -	$	  -
								===========	===========

Supplementary cash flow information:
     Cash payments for income taxes				$	  -	$	  -
								===========	===========
     Cash payments for interest					$	  -	$	  -
								===========	===========







                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements include the accounts of Strategic Gaming Investments, Inc., a Delaware corporation formerly known as Left Right Marketing Technology, Inc. (the "Company"). The unaudited financial statements do not include all disclosures normally required by generally accepted accounting principles. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2006. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

As discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, the audited financial statements are prepared using accounting principles generally accepted in the United States applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is not a going concern and currently has no assets or continuing source of revenues. Further, the liabilities are recorded at their respective basis and do not reflect any adjustments due to the Companies inabilities to pay them. Management is currently discussing payment alternatives with its creditors regarding such obligations.

NET EARNINGS (LOSSES) PER COMMON SHARE - Basic earnings and losses per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Unvested common shares are considered to be stock options for purposes of computing earnings per share. Diluted earnings and losses per common share are computed by dividing net income by the weighted-average number of common shares and dilutive potential common share equivalents outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants, and shares issuable upon the conversion of debt. At March 31, 2006 and 2005, there were no potential common stock equivalents from options, warrants and convertible debt outstanding.

The Company realized basic (and fully-diluted) losses per common share of $0.20 and $1.28 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 2 - BUSINESS CONDITION

During the year ended December 31, 2005 and the three months ended March 31, 2006, the Company realized a net loss of $76,511 and $20,055, respectively. During the year ended December 31, 2005 and the three months ended March 31, 2006, the Company's operations provided $19,908 of cash, and used $23,360 of cash, respectively. The Company had a cash balance of $0 as of March 31, 2006. The Company has suffered recurring losses which raises substantial doubt about the Company's ability to continue as a going concern. Realization of profitable operations cannot be assured. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management intends to commence operations of its poker league, but the timing, and success, of such poker league cannot be assured.
Accordingly, the Company's long-term viability is subject to substantial doubt.

The Company had $113,476 in accounts payable and approximately $461,963 in accrued payroll as of March 31, 2006. Additionally, there is a $12,500 contingency payable accrued to cover any potential liabilities not disclosed to the new members of management who joined the Company commencing in March 2005. During the quarter ended March 31, 2006, the foregoing amount was reduced from $25,000.

The Company also owes approximately $462,000 in accrued payroll and $278,550 in payroll taxes to the Internal Revenue Service for prior fiscal periods relating to payment of social security, Medicare, unemployment, and withholding taxes. Based on discussions with counsel and the Internal Revenue Service, management has reason to believe that certain of these liabilities and perhaps all of them should revert back to Crazygrazer.com, LLC as a result of the rescission agreement entered into in 2005. As of March 31, 2006, this matter has not been definitively resolved, and, accordingly, the Company has continued to carry such liabilities on its balance sheet. Upon the definitive resolution of this matter, if it is determined that the Company is not responsible for such liabilities, they will be credited to additional paid in capital.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, Larry Schroeder, the Company's Chief Executive Officer and President, has loaned the Company $9,709. This loan is non-interest bearing and has no due date assigned to it.

As of March 31, 2006, Matthew Schultz, the Company's Chief Operating Officer and Chairman has loaned the Company $31,278. This loan is non-interest bearing and has no due date assigned to it.

As of March 31, 2006, Jason Griffith, the Company's Chief Financial Officer, has loaned the Company $3,813. This loan is non-interest bearing and has no due date assigned to it.

As of March 31, 2006, Strategic Gaming Investments, Inc. has loaned the Company $51,662. This loan is non-interest bearing and has no due date assigned to it.

NOTE 4 - STOCKHOLDERS' EQUITY

As of March 31, 2006, there were 98,804 shares of common stock outstanding. The Company did not issue any of its securities in the three months ended March 31, 2006.

NOTE 5 - OUTSTANDING LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi, our former President and Chief Financial Officer, respectively, jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit.

NOTE 6 - SUBSEQUENT EVENTS

On April 24, 2006, note holders holding outstanding promissory notes, in the original principal amount of $250,000, converted such promissory notes into 83,333 shares of common stock of the Company at the conversion rate of $3.00 per share.

On April 18, 2006, we consummated a merger and share exchange with Strategic Gaming Investments, Inc., a Nevada corporation, including its wholly-owned subsidiary The Ultimate Poker League, Inc., a Nevada corporation. The merger will be accounted for as a reverse acquisition as the former stockholders of Strategic Gaming Investments, Inc. acquired control of Left Right Marketing Technology. In conjunction with the acquisition, we (a) exchanged 7,650,000 shares of its common stock for 100% of the issued and outstanding common stock of Strategic Gaming Investments, Inc. and The Ultimate Poker League, Inc., (ii) amended our articles of incorporation to change our name to Strategic Gaming Investments, Inc., and (iii) effected a change of our trading symbol from "LRMT" to "SGME".



Quarter ended March 31, 2006 (Unaudited)

										 Pro-forma
										adjustments
								-------------------------------------------
						As reported	    -A-		    -B-		    -C-		 Pro-forma
						===========	===========	===========	===========	===========
Assets							  -		  -	     70,969		  -	     70,969
						===========	===========	===========	===========	===========

Current liabilities				  1,212,950 	   (250,000)	    140,817	  		  1,103,767
						-----------	-----------	-----------	-----------	-----------
						  1,212,950	   (250,000)	    140,817		  -	  1,174,736

Stockholders'deficit:
  Common stock						 99		 83		 77	      7,573	      7,832
  Additional paid in capital (liabilities
   assumed in excess of par value)		  3,118,797	    249,917		 24	 (4,339,419)	   (970,681)

  Accumulated deficit				  4,331,846		  -		  -	 (4,331,846)		  -
  Deficit accumulated due to
   development stage					  -		  -	    (69,949)		  -	    (69,949)
						-----------	-----------	-----------	-----------	-----------
						 (1,212,950)	    250,000	    (69,848)		  -	 (1,032,798)
						-----------	-----------	-----------	-----------	-----------
							  -		  -	     70,969		  -	    141,938
						===========	===========	===========	===========	===========



                 -A-                     To record subsequent issuance
                                         of securities for debt
                 -B-                     To record merger
                 -C-                     To record effect of reverse
                                         acquisition

Quarter ended March 31, 2006 (Unaudited)
                                                    Pro-forma  Pro-forma
                                       As reported adjustments   loss
					---------   ---------  ---------
Costs and Expenses			$(19,847)   $(33,904)  $(53,751)
Other income (expense)
   Interest expense                         (207)     (1,538)    (1,745)
					---------   ---------  ---------
Net loss                                $(20,055)   $(35,442)  $(55,497)



Year ended December 31, 2005 (Unaudited)
										 Pro-forma
										adjustments
								-------------------------------------------
						As reported	    -A-		    -B-		    -C-		 Pro-forma
						===========	===========	===========	===========	===========
Assets							  -		  -	     35,625		  -	     35,625
						===========	===========	===========	===========	===========

Current liabilities				  1,192,895	   (250,000)	     69,572		  -	  1,012,467
						-----------	-----------	-----------	-----------	-----------
						  1,192,895	   (250,000)	     69,572		  -	  1,012,467

Stockholders'deficit:
  Common stock						 99		 83		 77	      7,573	      7,832
  Additional paid in capital (liabilities
   assumed in excess of par value)		  3,118,797	    249,917		484	 (4,319,364)	   (950,166)

  Accumulated deficit				 (4,311,791)		  -		  -	  4,311,791		  -
  Deficit accumulated due to
   development stage					  -		  -	    (34,507)		  -	    (34,507)
						-----------	-----------	-----------	-----------	-----------
						 (1,192,895)	    250,000	    (33,946)		  -	   (976,841)
						-----------	-----------	-----------	-----------	-----------
							  -		  -	     35,626		  -	     35,626

                 -A-                     To record subsequent issuance
                                         of securities for debt
                 -B-                     To record merger
                 -C-                     To record effect of reverse
                                         acquisition


Year ended December 31, 2005 (Unaudited)
                                                    Pro-forma  Pro-forma
                                       As reported adjustments   loss
					---------   ---------  ---------
Costs and Expenses                      $(134,196)  $(34,507)  $(168,703)
Other income (expense)
   Interest expense                        (1,787)          -    (1,787)
					---------   ---------  ---------
Net loss                                $(135,983)  $(34,507)  $(170,490)





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2006.

      SUMMARY

      Strategic Gaming Investments, Inc., a Delaware corporation formerly known as Left Right Marketing Technology, Inc., was incorporated in the state of Delaware in 1973. In this Quarterly Report on Form 10-QSB, references to "Company," "we," "our," and "us," refer to Left Right Marketing Technology, Inc., a Delaware corporation, prior to April 18, 2006, and Strategic Gaming Investments, Inc. from April 18, 2006 forward.

      On April 18, 2006, we consummated ae merger and share exchange with Strategic Gaming Investments, Inc., a Nevada corporation, including its wholly-owned subsidiary, The Ultimate Poker League, Inc., a Nevada corporation. In conjunction with the merger and share exchange, we (a) exchanged 7,650,000 shares of our common stock for 100% of the issued and outstanding common stock of Strategic Gaming Investments, Inc. and The Ultimate Poker League, Inc., (ii) amended our articles of incorporation to change our name to Strategic Gaming Investments, Inc., and (iii) effected a change of its trading symbol from "LRMT" to "SGME".

      We are in the process of creating and operating a poker league, or the Poker League. We have been negotiating with a third party to serve as our partner and to sponsor the contest. In the event a definitive agreement is not reached with this third party, we has identified several other entities that we intend to approach to serve as ours partner and sponsor the Poker League.

      We intend to combine the rapidly growing popularity of poker, or Poker, with reality television, or Reality Television. The Poker League will consist of a four-week, four-person, contest intended for amateur contestants that will compete to win a trip to Las Vegas, Nevada to participate in its championship finals. For the initial four weeks of the contest, four-person teams will compete in local contests, in multiple cities, to accumulate points based upon poker chips at each weekly session.
      At the conclusion of the initial four weeks of the contest, the four-person team with the highest point total, from each city in which the contest is being held, will win a prize, consisting of an all expenses paid trip to Las Vegas, Nevada to compete in the finals. Finalists will ultimately be competing for a $1,000,000 grand prize at a Las Vegas, Nevada casino. At the finals, each member of the four person teams will compete individually to be the final player remaining in the contest, or the final player with poker chips in the contest. The final player remaining will win the $1,000,000 grand prize on behalf of their respective team.

      Throughout Poker League play, we anticipate that camera crews will compile video footage for the purpose of creating a reality based television show surrounding the events of the Poker League's contest. This television show would be edited for an anticipated six episode series to potentially air on a major broadcast television or cable television channel. From beginning to end, viewers would get to know the contestants as they battle their way to the ultimate prize in Las Vegas. While we are presently negotiating with a third party to produce and televise the reality television series, we have not yet reached a definitive agreement.

      DESCRIPTION OF REVENUES

      At this time we are not generating revenues. We anticipate that upon the commencement of the Poker League, we will generate revenues from entry fees, advertising, broadcasting rights and merchandise sales. Until we commence the Poker League, our long-term viability is subject to substantial doubt.

      REVENUE RECOGNITION

      Sales revenue from Poker League entry fees, advertising, broadcasting rights and merchandise sales, once applicable, will be recognized upon receipt. We do not, however, expect to generate meaningful revenue until the third quarter of 2006 at the earliest.

      DESCRIPTION OF EXPENSES

      Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid. Over time, general and administrative expenses will increase as our Poker League operations commence.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND 2005

      REVENUES

      We did not realize revenues in the three months ended March 31, 2006 or the three months ended March 31, 2006.

      OPERATING EXPENSES

      General and Administrative - General and administrative expenses were $19,847 for the three months ended March 31, 2006, compared to $74,945 for the three months ended March 31, 2005, representing a decrease of $55,098, or 73.5%. Given the limited nature of our operations, the results for the three months ended March 31, 2006 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase as our Poker League operations commence.

      Interest expense was $207 for the three months ended March 31, 2006, compared to $1,566 for the three months ended March 31, 2005, a decrease of $1,359, or 86.8%. The decrease, while significant in percentage terms, was not material.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of income of $20,055 for the three months ended March 31, 2006, compared to $76,511 during the three months ended March 31, 2005. While the $56,456 decrease in net loss was material, it is likely that we will incur losses in future fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006, we had zero cash and cash equivalents, and a working capital deficit of $1,212,950, as compared to zero cash and cash equivalents and a working capital deficit of $1,192,895 at December 31, 2005. In addition, our stockholders' deficit was $1,212,950 at March 31, 2006, compared to a stockholders' deficit of $1,192,895 at December 31, 2005, an increase of $20,055.

      Our accumulated deficit decreased from $4,311,791 at December 31, 2005 to $4,331,845 at March 31, 2006. The $20,055 increase in accumulated deficit resulted directly from the net loss realized for the three months ended March 31, 2006. Our accumulated deficit will likely increase in the future until such time as we are able to realize profitable operations from the Poker League.

      Our operations used net cash of $23,360 during the three months ended March 31, 2006, compared to providing $19,908 during the three months ended March 31, 2005, a decrease of $43,268 decrease in net cash provided.

      Financing activities for the three months ended March 31, 2006 provided net cash of $23,360, compared to zero net cash provided for the three months ended March 31, 2005.

      We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, Lawrence S. Schroeder, as well as our chief financial officer, Jason F. Griffith. Mr. Schroeder serves as our principal executive officer, while Mr. Griffith serves as our principal accounting and financial officer.

      We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial and accounting officer.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Although unlikely, due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      Further, management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation.

CONCLUSIONS

      Based on this evaluation, our chief executive officer and president concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        On March 7, 2006, Mark Newburg and Arnoldo Galassi, our former President and Chief Financial Officer, respectively, jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5.  OTHER INFORMATION.

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits.

            31.1  Certification of our Principal Executive Officer  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of our Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	    32.1  Certification of our Principal Executive Officer Pursuant  to
		  Section  906 of the Sarbanes-Oxley  Act  of  2002  (18 U.S.C.
		  Section 1350)

            32.2 Certification of our Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      (b)Reports on Form 8-K.

            Current Report on Form 8-K, dated April 18, 2006 and filed with the Securities and Exchange Commission on April 24, 2006, relating to the merger and share exchange consummated between Left Right Marketing Technology, Inc. and Strategic Gaming Investments, Inc.




SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 	STRATEGIC GAMING INVESTMENTS, INC.
                 	(FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                 	(Registrant)


Date: May 16, 2006	By: /s/ Lawrence S. Schroeder
			-------------------------------------
			Lawrence S. Schroeder
                 	Its: Chief Executive Officer and President