Form 10QSB
period 2006-06-30
STRATEGIC GAMING INVESTMENTS, INC.
filed 2006-08-22
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:June 30, 2006

                                      OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from:___________ to ___________



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

                      2580 Anthem Village Dr., Henderson, NV 89052
                        (Address of principal executive offices)

                                     (702) 588-5960
                               (Issuer's telephone number)

		Left Right Marketing Technology, Inc.,
	  585 West 500 South, Suite 180, Bountiful, UT 84010
   (Former name, former address and former fiscal year,
		if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  			 [ ]YES  [ ] NO


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


	7,997,137 shares of common stock, $0.001 par value, as of August 18, 2006

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):       [ ]YES [X] NO






                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS...........................................1
            Balance Sheet (Unaudited).........................................1
            Statement of Operations (Unaudited)...............................2
            Statement of Cash Flows (Unaudited)...............................3
            Notes  to Condensed Consolidated  Financial  Statements
                  (Unaudited).................................................4
      ITEM 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................. 9
      ITEM 3.  CONTROLS AND PROCEDURES.......................................11


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

SIGNATURE....................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.







                                        STRATEGIC GAMING INVESTMENTS, INC.
				(formerly LEFT RIGHT MARKETING TECHNOLOGY, INC.)
					   CONSOLIDATED BALANCE SHEET


                                                         	 Unaudited      	Audited
                                                       		   As of         	 As of
                                                        	June 30, 2006 	     June 30, 2006
						  	  	  ==========           ==========
ASSETS

Current assets
	Cash                                               	  $   95,545           $	-
								  ----------	       ----------
	Total current assets                               	      95,545          	  	-

Intangible Assets, net of accumulated depreciation           	       4,480         	        -

Total assets                                              	  $  100,025           $	-
								  ==========	       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
	Accounts payable                                  	  $   82,817           $   74,281
	Accounts payable - related party                   	      30,000      	   30,000
	Notes payable                                     	      50,000     	  250,000
	Advances from related party                     	     128,610      	   73,102
	Accrued payroll                                  	     461,963    	  461,963
	Contingency payable                               	           -      	   25,000
	Payroll tax accrual                               	     278,549     	  278,549
								  ----------	       ----------
	Total current liabilities                      	           1,031,939   	        1,192,895
								  ----------	       ----------
	Total liabilities                              	  	   1,031,939   	        1,192,895

Stockholders' deficit
	Preferred Stock (25,000,000 shares
   	authorized and zero issued and outstanding)                   	   -
	Common stock; $.001 par value; 100,000,000
	authorized;98,804 and 8,143,137 shares issued and
	outstanding as of December 31, 2005 and June 30, 2006,
	respectively         8,043          99
	Additional paid-in capital                                 3,570,854            3,118,797
	Stock subscriptions receivable                               (35,000)           	-
	Accumulated deficit                                    	  (4,475,811)          (4,311,791)
								  ----------		---------
	Total stockholders' (deficit)                               (931,914)          (1,192,895)
								  ----------		---------
	Total liabilities and stockholders' deficit                 $100,025          $  	-
								  ==========		=========

                                      STRATEGIC GAMING INVESTMENTS, INC.
				(formerly LEFT RIGHT MARKETING TECHNOLOGY, INC.)
				     CONSOLIDATED STATEMENT OF OPERATIONS



                                                                         Unaudited                  Unaudited
                                                                     Six months ended          Three months ended
                                                                June 30, 2006 June 30, 2005  June 30, 2006 June 30, 2005

Revenue                                                          $	   -   $	 -    $	        -   $	      -

Operating expenses
General and administrative                                            81,311       101,711         61,464        27,980
Costs associated with rescinded merger                                     -         1,214              -             -
							          ----------	----------	---------    ----------
Total operating expenses                                              81,311       102,925         61,464        27,980
								  ----------	----------	---------    ----------
Loss from operations                                                 (81,311)    (102,925)       (61,464)      (27,980)

Other income (expenses):
Interest expense                                                        (207)      (1,566)            -            -
								  ----------	----------	---------    ----------
Total other income (expenses)                                           (207)      (1,566)            -            -
								  ----------	----------	---------    ----------
Net loss                                                         $   (81,519)  $ (104,491)    $   (61,464)  $   (27,980)
								  ----------	----------	---------    ----------

Basic and diluted loss per common share                          $     (0.02)  $    (1.10)    $     (0.01)  $     (0.30)
								  ==========	=========	=========    ==========
Basic and diluted weighted average
  common shares outstanding    					   3,350,748       94,716       6,602,693        94,716
								  ==========	=========	=========    ==========

                                      STRATEGIC GAMING INVESTMENTS, INC.
				(formerly LEFT RIGHT MARKETING TECHNOLOGY, INC.)
			   	     CONSOLIDATED STATEMENT OF CASH FLOWS




                                                              SGME
                                                         6 months ended
							---------------
                                                   June 30, 2006   June 30, 2005
						   =============   =============
Cash flows from operating activities:

Net loss                                           $    (81,519)    $  (104,491)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Forgiveness of related party payable                           -         40,786
Non cash costs related to rescinded merger                     -          1,214
Depreciation and amortization                                942              -
Increase / (decrease) in accounts payable - related            -         25,132
Increase / (decrease) in accounts payable                  (689)         22,795
Increase / (decrease) in loans payable                    30,043              -
Increase / (decrease) in accrued payroll                       -         28,192
Increase / (decrease) in contingency payable            (25,000)              -
Increase / (decrease) in payroll tax accrual                   -          6,280
						   -------------     ----------
Net cash used by operating activities                   (76,223)         19,908
						   -------------     ----------
Cash flows from investing activities:
Cash received through merger and acqisition               23,429              -
						   -------------     ----------
Net cash used by investing activities                     23,429              -
						   -------------     ----------
Cash flows from financing activities:

Cash paid for financing fees                             (1,500)              -
Advance from related party                              (15,161)              -
Proceeds from issuance of common stock                   165,000              -

Net cash provided by financing activities                148,339              -

Net increase in cash                                      95,545         19,908

Cash, beginning of period                                     -        (19,908)
						    ------------     ----------
Cash, end of period / bank overdraft                $     95,545              -
						    ============     ==========

Supplementary cash flow information:
Non-cash activities:
Debt settled with stock                              $   250,000              -
						    ============     ==========

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 27, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

As discussed in the Form 10-KSB for the year ended December 31, 2005, the Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is not a going concern and currently has no assets or continuing source of revenues and the liabilities record as basis of going concern do not reflect any adjustments due to the Companies inabilities to pay them. Management is currently discussing with creditors if, when and how they might those obligation might be paid. Management is looking at potential business opportunities and there is no guarantee any will come to fruition that action can be taken.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS
NOTE 1 - FINANCIAL STATEMENT PRESENTATION (cont.)

123R are effective as of the first interim period that begins after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition. Management does not expect the adoption of these pronouncements to have a material impact on the Company's financial position or results of operations

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.


NOTE 2 - BUSINESS COMBINATION

On April 18, 2006, the Company consummated the acquisition of Strategic Gaming Investments, Inc., a Nevada corporation, and its wholly-owned subsidiary The Ultimate Poker League, Inc., a Nevada corporation. In conjunction with the acquisition, the Company amended its articles of incorporation and changed its name to Strategic Gaming Investments, Inc., a Delaware corporation. In addition, the Company effected a change of its trading symbol from "LRMT" to "SGME". As a result of the acquisition, there was a change in control of the entity, Strategic Gaming Investments, Inc., a Nevada corporation. For accounting purposes, Strategic Gaming Investments,
NOTE 2 - BUSINESS COMBINATION (CONT.)

Inc., a Nevada corporation, shall be the subsidiary of the Company. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of the Company was $(82,502). The results of operations of Strategic Gaming Investments, Inc., a Nevada corporation, subsequent to the Agreement are included in the Company's consolidated statement of losses.

Effective with the Agreement, all previously outstanding common stock owned by Strategic Gaming Investments, Inc., a Nevada corporation's stockholders were exchanged for an aggregate of 5,000 shares of the Company's common stock. The value of the stock that was issued was the historical cost of the Company's net tangible assets, which did not differ materially from their fair value. In accordance with SFAS No. 141, the Company is the acquiring entity.

Strategic Gaming Investments, Inc., a Nevada corporation, had a net loss of $47,995 from January 1, through prior to April 18, 2006. Accordingly, the following unaudited pro-forma summary statement of operations gives the effect for the full six months consolidated.



Six months ended June 30, 2006 (Unaudited)
                                                            Pro-forma      Pro-forma
                                            As reported    adjustments      (loss)
					    -----------    -----------     ---------
Costs and expenses:                           $(81,519)     $(47,995)     $(129,514)
Other income (expense)
  Other income                                    -             -              -
					    -----------    -----------     ---------

Net (loss) before discontinued operations      (81,519)      (47,995)      (129,514)
Loss from discontinued operations                 -                     	 -
Net loss                                      $(81,519)     $(47,995)     $(129,514)



NOTE 3 - STOCKHOLDERS' EQUITY

As of June 30, 2006, there were 7,997,137 shares of common stock outstanding.

On April 18, 2006, Articles of Amendment reflecting the merger between Strategic Gaming Investments, Inc., a Nevada corporation, and the Company were filed. Pursuant the Agreement and Plan of Reorganization, the Company's shareholders exchanged 7,650,000 shares common stock in the Company for 76,500 shares common stock in Strategic Gaming Investments, Inc., a Nevada corporation. Specifically, each Strategic Gaming Investments, Inc., a Nevada corporation's shareholder received a pro rata portion of the Company's shares based on the number of Strategic Gaming Investments, Inc., a Nevada corporation, shares exchanged.

On May 1, 2006, the Company issued 10,000 shares of common stock at a price of $1 per share to settle $10,000 in accrued interest on a note payable.

On May 1, 2006, the Company issued 83,333 shares of common stock at a price of $3 per share to settle $250,000 in notes payable.

On June 1, 2006, the Company received cash for 165,000 shares of common stock at a price of $1 per share. These shares have not yet been issued.

On June 1, 2006, the Company issued a stock receivable subscription for 35,000 share of common stock at a price of $1 per share. These shares have not yet been issued.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

The Company has $112,817 in accounts payable and approximately $462,000 in accrued payroll as of June 30, 2006. During the six months ended June 30, 2006, the contingency payable was reduced by $25,000, thus eliminating the contingency.

The Company also owes approximately $461,963 in accrued payroll and $278,550 in payroll taxes to the IRS for prior quarter's payment of Social Security, Medicare, Unemployment, and Withholding taxes. Based on discussions with counsel and the Internal Revenue Service, management has reason to believe that certain of these liabilities and perhaps all of them should revert back to Crazygrazer as a result of the rescission agreement. At June 30, 2006, the ultimate resolution of this matter has not been concluded. Accordingly, the Company has not removed the liabilities. At the time that an ultimate resolution is determined, to the extent that the Company is not responsible for these liabilities, they will be credited to additional paid in capital as a follow-up to the rescission agreement.


NOTE 5 - RELATED PARTY TRANSACTIONS

As of June 30, 2006, Larry Schroeder, the Company's President, has loaned the Company $62,172, this loan is non interest bearing and has no due date assigned to it.

As of June 30, 2006, Matthew Schultz, the Company's Vice-President, has loaned the Company $48,889, this loan is non interest bearing and has no due date assigned to it.

As of June 30, 2006, Jason Griffith, the Company's Chief Financial Officer, has loaned the Company $9,578, this loan is non interest bearing and has no due date assigned to it.

As of June 30, 2006, Anthony Marsiglia, the President of The Ultimate Poker League, Inc., has loaned the Company $7,830, this loan is non interest bearing and has no due date assigned to it.


NOTE 6 - INTANGIBLE ASSETS


The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets be valued and recorded when acquired and amortized over their estimated useful life unless that that life is determined to be indefinite. Intangible assets are required to be tested for impairment and impairment losses, if any, shall be recorded.



As of June 30, 2006, the Company had $7,775 in intangible assets and management has determined those assets to have finite useful lives. The intangible assets that make up that amount include trademark rights of $275 (15-year estimated useful life) and website development cost of $7,500 (2-year estimated useful life). Both are amortized using the straight-line method. The amortized value at June 30, 2006, was $4,480.



NOTE 7 - LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi, jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs.Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit.


NOTE 8 - DEFERRED INCOME TAX

The provision for income taxes consists of the following:

      Current taxes       	$     -
      Deferred tax benefit    	  (25,271)
      Benefits of operating loss
          Carryforwards      	   25,271
				---------
                        	$     -
				=========

Deferred tax asset recognized for deductible temporary differences and loss carryforwards total $25,271. The Company currently has net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

The Company's federal and state net operating loss carryforwards expire in various years through 2025. The Company has made numerous equity issuances that could result in limitations on the annual utilization of the Company's net operating loss carryforwards. The Company has not performed an analysis to determine the effect of such changes.


NOTE 9 - NOTES PAYABLE

Prior to the merger on Aprl 18, 2006, Strategic Gaming Investments, Inc., a Nevada corporation, entered into a note payable in the amount of $50,000. The note was issued on February 22, 2006, with a 3% loan origination fee of $1,500, and was due on May 23, 2006. The note also has a default interest rate of 10%, resulting in $10,000 in accrued interest as of June 30, 2006. This interest amount was settled with an issuance of $10,000 shares of common stock in the company.


NOTE 10 - SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period June 30, 2006, which are material to operations.

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

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2006.

SUMMARY

Strategic Gaming Investments, Inc., a Delaware corporation formerly known as Left Right Marketing Technology, Inc., was incorporated in the state of Delaware in 1973. In this Quarterly Report on Form 10-QSB, references to "Company," "we," "our," and "us," refer to Left Right Marketing Technology, Inc., a Delaware corporation, prior to April 18, 2006, and Strategic Gaming Investments, Inc., a Delaware corporation, from April 18, 2006 forward.

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

We are in the process of creating and operating a poker league, or the Poker League. We have been negotiating with a third party to serve as our partner and to sponsor the contest. In the event a definitive agreement is not reached with this third party, we have identified several other entities that we intend to approach to serve as ours partner and sponsor the Poker League.

We intend to combine the rapidly growing popularity of poker, or Poker, with reality television, or Reality Television. The Poker League is currently anticipated to consist of a four-week, four-person, contest intended for amateur contestants that will compete to win a trip to Las Vegas, Nevada to participate in the championship finals. For the initial four weeks of the contest, four-person teams will compete in local contests, in multiple cities, to accumulate points based upon poker chips at each weekly session. We may utilize the Internet as well for our Poker League contest.

At the conclusion of the initial four weeks of the contest, the four-person team with the highest point total, from each city in which the contest is being held, will win a prize, consisting of an all expenses paid trip to Las Vegas, Nevada to compete in the finals. Finalists will ultimately be competing for a grand prize of up to $1,000,000 at a Las Vegas, Nevada casino. At the finals, each member of the four person teams will compete individually to be the final player, or winner of the contest. The winner will win the grand prize of up to $1,000,000 on behalf of their respective team.
Throughout Poker League play, we anticipate that camera crews will compile video footage for the purpose of creating a reality based television show surrounding the events of the Poker League's contest. This television show would be edited for an anticipated six episode series to potentially air on a major broadcast television or cable television channel. From beginning to end, viewers would get to know the contestants as they battle their way to the ultimate prize in Las Vegas. While we are presently negotiating with a third party to produce and televise the reality television series, we have not yet reached a definitive agreement.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. We anticipate that upon the commencement of the Poker League, we will generate revenues from entry fees, advertising, broadcasting rights and merchandise sales. Until we commence the Poker League, our long-term viability is subject to substantial doubt.

REVENUE RECOGNITION

Sales revenue from Poker League entry fees, advertising, broadcasting rights and merchandise sales, once applicable, will be recognized upon receipt. We do not, however, presently expect to generate meaningful revenue until the fourth quarter of 2006 at the earliest.

DESCRIPTION OF EXPENSES

Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid. Over time, general and administrative expenses will increase as our Poker League operations commence.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

REVENUES

We did not realize revenues during the three months ended June 30, 2006 or the three months ended June 30, 2005.

OPERATING EXPENSES

General and administrative expenses were $51,464 for the three months ended June 30, 2006, compared to $27,980 for the three months ended June 30, 2005, representing an increase of $23,484, or 83.9%. The increase relates to activities relating to the establishment of the Poker League. However, given the limited nature of our operations, the results for the three months ended June 30, 2006 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase upon the formal commencement of our Poker League operations.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $51,464 for the three months ended June 30, 2006, compared to $27,980 during the three months ended June 30, 2005. It is likely that we will incur losses in future fiscal periods.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

REVENUES

We did not realize revenues during the six months ended June 30, 2006 or the six months ended June 30, 2005.

OPERATING EXPENSES

General and administrative expenses were $71,311 for the six months ended June 30, 2006, compared to $101,711 for the six months ended June 30, 2005, representing a decrease of $30,400, or 29.9%. In addition, we incurred costs associated with rescinded merger of $1,214 during the three months ended June 30, 2005. Given the limited nature of our operations, the results for the six months ended June 30, 2006 are not necessarily indicative of future fiscal periods. We expect that our general and administrative expenses, as well as our selling expenses, will increase upon the formal commencement of our Poker League operations.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $71,104 for the six months ended June 30, 2006, compared to $101,359 during the six months ended June 30, 2005. It is likely that we will incur losses in future fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had $95,545 of cash and cash equivalents, and a working capital deficit of $936,293, as compared to zero cash and cash equivalents and a working capital deficit of $1,192,895 at December 31, 2005. Our stockholders' deficit was $931,813 at June 30, 2006, compared to a stockholders' deficit of $1,192,895 at December 31, 2005, a decrease of $261,082.

Our accumulated deficit increased from $4,311,791 at December 31, 2005 to $4,465,811 at June 30, 2006, an increase of $154,020. Our accumulated deficit will likely increase in the future unless we realize profitable operations from the Poker League.

Our operations used net cash of $134,278 during the six months ended June 30, 2006, compared to $19,908 during the six months ended June 30, 2005, an increase of $114,370.

Financing activities for the six months ended June 30, 2006 used net cash of $52,618, compared to zero net cash provided for the six months ended June 30, 2006.

We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

In May 2006, we entered into debt conversion agreements with two parties relating to outstanding notes payable in the collective amount of $250,000. Specifically, we issued 83,333 shares of common stock, at the conversion rate of $3.00 per share, as full payment on the notes payable.

In May 2006, we issued a total of 165,000 shares of common stock to two accredited investors at the rate of $1.00 per share. The Company received a total of $165,000 from the investors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits.

           31.1  Certification of our Principal  Executive  Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

           31.2  Certification  of  our  Principal  Financial  and   Accounting
                 Officer Pursuant to Section 302 of the Sarbanes-Oxley  Act  of
                 2002

           32.1 Certification of our Chief Executive Officer and President, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)


           32.2  Certification  of  our Chief Financial Officer,  Pursuant  to
		 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
		 Section 1350)


SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    	STRATEGIC GAMING INVESTMENTS, INC.
                    	(FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                    	(Registrant)

Date:August 21, 2006	By:   /s/ Lawrence S. Schroeder
			-----------------------------------------
                        Lawrence S. Schroeder
                    	Its:  Chief Executive Officer and President