Form 10QSB
period 2006-09-30
STRATEGIC GAMING INVESTMENTS, INC.
filed 2006-11-14
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
   [X] QUARTERLY  REPORT  PURSUANT TO  SECTION  13  OR  15(D) OF THE  SECURITIES
      	  EXCHANGE ACT OF 1934


      For the quarterly period ended:	September 30, 2006

                                      OR

   [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      	  ACT OF 1934


      	  For the transition period from:To

	  Commission file number:000-09047

                      Strategic Gaming Investments, Inc.
		    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                  Delaware                                         20-3454263
      ---------------------------------			     ----------------------
        (State or other jurisdiction                            (I.R.S. Employer
      of incorporation or organization)                       Identification No.)


                      2580 Anthem Village Dr., Henderson, NV 89052
		      --------------------------------------------
                        (Address of principal executive offices)


                                     (801) 244-4405
			       ---------------------------
                               (Issuer's telephone number)

Left Right Marketing Technology, Inc., 585 West 500 South, Suite 180, Bountiful, UT 84010
-----------------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [X]  NO [ ]


APPLICABLE   ONLY   TO  ISSUERS  INVOLVED  IN BANKRUPTCY PROCEEDINGS  DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES [ ] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


8,047,137 shares of common stock, $0.001 par value, as of November 14, 2006


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [ ] NO [X]











                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS...........................................1
               Consolidated Balance Sheet (Unaudited).........................1
               Consolidated Statement of Operations (Unaudited)...............2
               Consolidated Statement of Cash Flows (Unaudited)...............3
               Consolidated   Statement   of   Stockholders'   Deficit
               (Unaudited)....................................................3
               Notes  to  Condensed Consolidated Financial  Statements
               (Unaudited)....................................................5
      ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................10
      ITEM 3.  CONTROLS AND PROCEDURES.......................................13


PART II - OTHER INFORMATION
      ITEM 1.  LEGAL PROCEEDINGS.............................................13
      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................13
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................13
      ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
               HOLDERS.......................................................13
      ITEM 5.  OTHER INFORMATION.............................................13
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................14

SIGNATURE....................................................................15











   PART I - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS.




				STRATEGIC GAMING INVESTMENTS, INC.
					BALANCE SHEETS

                                                                          CONSOLIDATED
                                                                           Unaudited    	 Audited
                                                                              As of       	  As of
                                                                        September 30, 2006   September 30, 2006
                       							------------------   ------------------
            	ASSETS

Current assets
  Cash                                                                   $        753  		$        -
									 ------------	        ----------
    Total current assets                          				  753          		 -

Intangible Assets, net of accumulated depreciation                              3,538    		 -
									 ------------	        ----------
Total assets                                                             $      4,291  		$        -
									 ============		==========

		LIABILITIES AND STOCKHOLDERS'DEFICIT


Current liabilities
  Accounts payable                                                       $     96,979  		$   74,281
  Accounts payable - related parties                                           30,000     	    30,000
  Notes payable                                                                     -    	   250,000
  Advances from related parties                                               134,159     	    73,102
  Accrued payroll                                                             461,963    	   461,963
  Contingency payable                                                               -     	    25,000
  Payroll tax accrual                                                         278,549    	   278,549
									 ------------	        ----------

    Total current liabilities               				    1,001,649  	 	 1,192,895
									 ------------	        ----------

    Total liabilities                       				    1,001,649  	 	 1,192,895

Stockholders' deficit
  Preferred Stock (25,000,000 shares
    authorized and zero issued and outstanding)                                     -   		 -
  Common stock; $.001 par value; 100,000,000 authorized;
    98,804 and 8,047,137 shares issued and outstanding as
    of December 31, 2005 and September 30, 2006, respectively         	        8,048      		99
  Additional paid-in capital                                                3,498,347  	 	 3,118,797
  Stock subscriptions receivable                                              (25,000) 		 	 -
  Accumulated deficit                                                      (4,478,753) 		(4,311,791)
									 ------------	        ----------
    Total stockholders' (deficit)           			             (997,358) 		(1,192,895)
									 ------------	        ----------
    Total liabilities and stockholders' deficit       			 $      4,291  		$        -
									 ============		==========



 		             The accompanying notes to financial statements are
    	 	                an integral part of these financial statements.

				STRATEGIC GAMING INVESTMENTS, INC.
				       STATEMENTS OF INCOME



                                                                      Unaudited		         Unaudited
                                                                     CONSOLIDATED         	CONSOLIDATED
                                                                         SGME                 	    SGME
                                                                   Nine months ended         Three months ended
                                                                 September   September 	   September   September
                                                                 30, 2006    30, 2005      30, 2006    30, 2005
							       -----------   ---------	 -----------   ----------

Revenue                                                        $         -   $       -   $         -   $        -

Operating expenses
  General and administrative                            	   166,581     101,711        85,270       27,980
  Costs associated with rescinded merger                                 -       1,214             -            -
							       -----------   ---------	 -----------   ----------

    Total operating expenses         				   166,581     102,925        85,270       27,980
							       -----------   ---------	 -----------   ----------
    Loss from operations  					  (166,581)   (102,925)      (85,270)     (27,980)

Other income (expenses):
  Interest expense                                        	      (379)     (1,566)         (172)           -
							       -----------   ---------	 -----------   ----------
    Total other income expenses      				      (379)     (1,566)         (172)           -
							       -----------   ---------	 -----------   ----------
Net loss                                                       $  (166,961)  $(104,491)  $   (85,442)  $  (27,980)
							       -----------   ---------	 -----------   ----------

Basic and diluted loss per common share                        $     (0.03)  $   (1.10)  $     (0.01)  $    (0.30)
							       ===========   =========	 ===========   ==========
Basic and diluted weighted average
  common shares outstanding                           		 4,915,656      94,716     8,045,470       94,716
							       ===========   =========	 ===========   ==========



 		             The accompanying notes to financial statements are
    	 	                an integral part of these financial statements.



				STRATEGIC GAMING INVESTMENTS, INC.
				    STATEMENTS OF CASH FLOWS

                                                  				CONSOLIDATED
                                                                                    SGME
                                                                              Nine months ended
                                                                           September     September
                                                                           30, 2006      30, 2005
									 ----------	 ----------

Cash flows from operating activities:
  Net loss							         $ (166,961)     $ (117,411)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
   Debt settled with stock                                     		     10,000               -
   Depreciation and amortization                                              1,884               -
   Increase / (decrease) in accounts payable                                 22,698          30,313
   Increase / (decrease) in accrued payroll                                       -          28,192
   Increase / (decrease) in contingency payable                             (25,000)        (12,500)
   Increase / (decrease) in payroll tax accrual                                   -           6,280
									 ----------	 ----------
     Net cash used by operating activities                                 (157,379)        (65,126)


Cash flows from investing activities:
  Reduction of bank overdraft                                                     -         (19,908)
  Liabilities assumed from acquisition                               	    (82,502)              -
  Purchase of property and equipment					     (5,422)		  -
									 ----------	 ----------
    Net cash provided by investing activities                               (87,924)        (19,908)


Cash flows from financing activities:
  Advance from related party                                                 61,057          85,033
  Collection of stock subscription receivable                                10,000		  -
  Proceeds from issuance of common stock                                    175,000               -
									 ----------	 ----------
    Net cash provided by financing activities                               246,056          85,033
									 ----------	 ----------
Net increase in cash                                                            753               -

Cash, beginning of period                                                         -               -
									 ----------	 ----------

Cash, end of period/bank overdraft                                       $      753      $        -
									 ==========	 ==========
Non-cash activities:
  Debt settled with stock                                                   260,000               -
									 ==========	 ==========




 		             The accompanying notes to financial statements are
    	 	                an integral part of these financial statements.







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


NOTE 2 - BUSINESS COMBINATION

On April 18, 2006, the Company consummated the acquisition of Strategic Gaming Investments, Inc., a Nevada corporation, and its wholly-owned subsidiary The Ultimate Poker League, Inc., a Nevada corporation. Strategic Gaming Investments, Inc., a Nevada corporation, plans to be in the business of gaming and the entertainment and hospitality industries. The Company feels this acquisition will create meaningful revenue opportunities, in addition to growth opportunities. In conjunction with the acquisition, the Company amended its articles of incorporation and

NOTE 2 - BUSINESS COMBINATION (CONT.)

changed its name to Strategic Gaming Investments, Inc., a Delaware corporation. In addition, the Company effected a change of its trading symbol from "LRMT" to "SGME". As a result of the acquisition, there was a change in control of the entity, Strategic Gaming Investments, Inc., a Nevada corporation. For accounting purposes, Strategic Gaming Investments, Inc., a Nevada corporation, shall be a wholly owned subsidiary of the Company. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired by the Company was $(82,502). The results of operations of Strategic Gaming Investments, Inc., a Nevada corporation, subsequent to the acquisition date are included in the Company's consolidated statement of losses. In accordance with SFAS No. 141, the Company is the acquiring entity.

Pursuant to the Agreement and Plan of Reorganization ("Agreement"), the Company exchanged 7,650,000 shares common stock for 100% of the issued and outstanding common stock of Strategic Gaming Investments, Inc., a Nevada corporation. In conjunction with the share exchange, each stockholder of Strategic Gaming Investments, Inc., a Nevada corporation, received a pro rata portion of the 7,650,000 shares of common stock of the Company issued in the exchange.

The value of the stock that was issued to the stockholders of Strategic Gaming Investments, Inc., a Nevada corporation, is the historical cost of the Company's net tangible assets. The value of the Company's net tangible assets as of the date of the acquisition did not differ materially from the fair value of the common stock issued.

Strategic Gaming Investments, Inc., a Nevada corporation, had a net loss of $47,995 from January 1, 2006 through April 18, 2006. Accordingly, the following unaudited pro-forma summary statement of operations gives effect, on a consolidated basis, for the full nine month period ended September 30, 2006:





Nine months ended September 30, 2006 (Unaudited)
                                                            	Pro-forma  	Pro-forma
                                                As reported	adjustments  	(loss)
						-----------	-----------	----------


Costs and expenses:                              $ (166,961)  	$ (47,995) 	$ (214,956)
Other income (expense)
  Other income                                            -          	-          	 -
						-----------	---------	----------

Net (loss) before discontinued operations          (166,961)   	  (47,995)   	  (214,956)
Loss from discontinued operations                         -                     	 -
Net loss                                         $ (166,961)  	$ (47,995) 	$ (214,956)
						-----------	---------	----------




NOTE 3 - STOCKHOLDERS' EQUITY

As of September 30, 2006, there were 8,047,137 shares of common stock outstanding.

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

NOTE 3 - STOCKHOLDERS' EQUITY (CONT.)

On May 1, 2006, the Company issued 83,333 shares of common stock at a price of $3 per share to settle $250,000 in notes payable.

On June 1, 2006, the Company received cash for 165,000 shares of common stock at a price of $1 per share. These shares have not yet been issued.

On June 1, 2006, the Company issued a stock receivable subscription for 35,000 shares of common stock at a price of $1 per share. These shares have not yet been issued.

On August 1, 2006, the Company issued 5,000 shares of common stock for services at a value of $2 per share.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

As of September 30, 2006, the Company had $96,979 in accounts payable, $461,963 of accrued payroll and $278,549 of payroll tax accrual. During the nine months ended September 30, 2006, the previously outstanding contingency payable of $25,000 was eliminated.

With respect to the $461,963 in accrued payroll and $278,550 in payroll taxes due and payable to the Internal Revenue Service for social security, medicare, unemployment and withholding taxes for prior periods. Based on discussions with counsel and the Internal Revenue Service, management has reason to believe that certain of these liabilities, and perhaps 100% of such liabilities, are the responsibility of Crazygrazer.com, LLC as a result of the rescission agreement between it and the Company in March 2005.

As of September 30, 2006, the foregoing matters have not been definitively resolved. Accordingly, the Company has not removed the liabilities. At the time that an ultimate resolution is determined, to the extent that the Company is not responsible, such liabilities will be credited to additional paid in capital.


NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2006, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $67,177. This loan is non-interest bearing and has no due date assigned to it.

As of September 30, 2006, Matthew Schultz, the Company's Vice-President and Chairman, has loaned the Company the sum of $48,889. This loan is non-interest bearing and has no due date assigned to it.

As of September 30, 2006, Jason Griffith, the Company's Chief Financial Officer and a Director, has loaned the Company the sum of $40,162. Of this amount, $30,000 is in the form of accounts payable for accounting services rendered. This loan is non-interest bearing and has no due date assigned to it.

As of September 30, 2006, Anthony Marsiglia, the President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.


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


NOTE 6 - INTANGIBLE ASSETS (CONT.)


As of September 30, 2006, the Company had $7,775 in intangible assets and management has determined those assets to have finite useful lives. The intangible assets that make up that amount include trademark rights of $275 (15-year estimated useful life) and website development cost of $7,500 (2-year estimated useful life). Both are amortized using the straight-line method. The amortized value at September 30, 2006, was $3,538.



NOTE 7 - LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit in that the ultimate resolution will not have a material effect on the Company.


NOTE 8 - DEFERRED INCOME TAX

The provision for income taxes consists of the following:

    Current taxes     		$      -
    Deferred tax benefit    	 (25,271)
    Benefits of operating loss
      Carryforwards      	  25,271
				--------
                        	$      -
				========

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


NOTE 9 - SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period September 30, 2006, which are material to operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the success of our product-development, marketing and sales activities, dependence on existing management, uncertainty as to certain balance sheet liabilities, domestic economic conditions, the inherent uncertainty and costs of prolonged litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2006.

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

We continue to develop the poker league, or the Poker League. We have been negotiating with several third parties to serve as our partner and to sponsor the contest, but we have reached a definitive agreement.

Assuming we commence the Poker League, we intend to combine the rapidly growing popularity of poker, or Poker, with reality television, or Reality Television. The Poker League is currently anticipated to consist of a four-week, four-person, contest intended for amateur contestants that will compete to win a trip to Las Vegas, Nevada to participate in the championship finals. For the initial four weeks of the contest, four-person teams would compete in local contests, in multiple cities, to accumulate points based upon poker chips at each weekly session. We may utilize the Internet as well for our Poker League contest.
At the conclusion of the initial four weeks of the contest, the four-person team with the highest point total, from each city in which the contest is being held, would win a prize, consisting of an all expenses paid trip to Las Vegas, Nevada to compete in the finals. Finalists would ultimately be competing for a grand prize of up to $1,000,000 at a Las Vegas, Nevada casino. At the finals, each member of the four person teams would compete individually to be the final player, or winner of the contest. The winner would win the grand prize of up to $1,000,000 on behalf of their respective team.

Throughout Poker League play, we anticipate that camera crews would compile video footage for the purpose of creating a reality based television show surrounding the events of the Poker League's contest. This television show would be edited for an anticipated six episode series to potentially air on a major broadcast television or cable television channel. From beginning to end, viewers would get to know the contestants as they battle their way to the ultimate prize in Las Vegas. While we are presently negotiating with a third party to produce and televise the reality television series, we have not yet reached a definitive agreement.

In addition to the foregoing, we are currently discussing several gaming centric products that will compliment our proposed Poker League to provide additional branding awareness and media related visibility. At this time, there can be no assurance that we will be successful in reaching a definitive agreement regarding any of the proposed opportunities.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. We anticipate that upon the commencement of the Poker League, we will generate revenues from entry fees, advertising, broadcasting rights and merchandise sales. Until we commence the Poker League, our long-term viability is subject to substantial doubt.

REVENUE RECOGNITION

Sales revenue from Poker League entry fees, advertising, broadcasting rights and merchandise sales, once applicable, will be recognized upon receipt. We do not, however, anticipate generating meaningful revenue until 2007.

DESCRIPTION OF EXPENSES

Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid. Over time, general and administrative expenses will increase should our Poker League operations commence.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

REVENUES

We did not realize revenues during the three months ended September 30, 2006 or the three months ended September 30, 2005.

OPERATING EXPENSES

General and administrative expenses were $85,270 for the three months ended September 30, 2006, compared to $27,980 for the three months ended September 30, 2005, representing an increase of $57,290, or 204.8%. The increase relates to our development activities associated with the Poker League. However, given the limited nature of our operations, the results for the three months ended September 30, 2006 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase if, and when, Poker League operations commence.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $85,442 for the three months ended September 30, 2006, compared to $27,980 during the three months ended September 30, 2005. It is likely that we will incur losses in future fiscal periods.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

REVENUES

We did not realize revenues during the nine months ended September 30, 2006 or the nine months ended September 30, 2005.

OPERATING EXPENSES

General and administrative expenses were $166,581 for the nine months ended September 30, 2006, compared to $101,711 for the nine months ended September 30, 2005, representing an increase of $64,870, or 63.8%. In addition, we incurred costs associated with rescinded merger of $1,214 during the three months ended September 30, 2005. Given the limited nature of our operations, the results for the nine months ended September 30, 2006 are not necessarily indicative of future fiscal periods. We expect that our general and administrative expenses, as well as our selling expenses, will increase if, and when, Poker League operations commence.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $166,961 for the nine months ended September 30, 2006, compared to $104,491 during the nine months ended September 30, 2005. It is likely that we will incur losses in future fiscal periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had $753 of cash, and a working capital deficit of $1,000,649, as compared to zero cash and a working capital deficit of $1,192,895 at December 31, 2005. Our stockholders' deficit was $997,356 at September 30, 2006, compared to a stockholders' deficit of $1,192,895 at December 31, 2005, a decrease of $195,539.

Our accumulated deficit increased from $4,311,791 at December 31, 2005 to $4,478,753 at September 30, 2006, an increase of $166,962. Our accumulated deficit will likely increase in the future unless we commence operations, and realize profits, from the Poker League.

Operating activities used net cash of $157,379 during the nine months ended September 30, 2006, compared to $65,126 used during the nine months ended September 30, 2005, an increase of $92,253.

Investing activities used $87,924 during the nine months ended September 30, 2006, as compared to $19,908 used during the nine months ended September 30, 2005, an increase of $68,016.

Financing activities for the nine months ended September 30, 2006 provided net cash of $246,056, compared to zero net cash provided for the nine months ended September 30, 2006.

We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity or convertible securities, the shareholdings of the current stockholders of the Company will be diluted.

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

      CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On August 1, 2006, the Company issued 5,000 shares of common stock for services valued at $10,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)    Exhibits.

31.1 Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification  of  our Principal  Financial  and   Accounting  Officer
	 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of our Chief Executive Officer and President, and Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)





SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      		STRATEGIC GAMING INVESTMENTS, INC.
                      		(FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)

                      		(Registrant)

Date: November 14, 2006		By:   /s/ Lawrence S. Schroeder
				-------------------------------------------
                            	Lawrence S. Schroeder
                      		Its:  Chief Executive Officer and President