Form 10KSB
period 2006-12-31
STRATEGIC GAMING INVESTMENTS, INC.
filed 2007-04-18
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 000-09047

                      STRATEGIC GAMING INVESTMENTS, INC.
		----------------------------------------------
                (Name of small business issuer in its charter)


           	DELAWARE                	    20-3454263
      -----------------------------		-----------------
     (State or other jurisdiction of 		(I.R.S. Employer
      incorporation or organization) 	       Identification No.)


		2580 Anthem Village Dr., Henderson, NV   89052
		----------------------------------------------
	       (Address of principal executive offices)(zip code)


                   Issuer's Telephone Number: (702) 563-1600

     Securities registered under Section 12(b) of the Exchange Act:  None.

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
			------------------------------
                               (Title if Class)

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					Yes    X	No
					     -----	    -----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [     ]


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

1
                                        Yes    X     No
					     -----    	-----

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

	$6,424,487 ($3.10 per share as of April 13, 2007).

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

	Common Stock, $0.001 par value, 8,312,137 shares (as of April 13, 2007).


DOCUMENTS INCORPORATED BY REFERENCE
  None.



                              TABLE OF CONTENTS


PART I									Page


Item 1.Description of Business						   3
Item 2.Description of Property						   7
Item 3.Legal Proceedings						   7
Item 4.Submission of Matters to a Vote of Security Holders		   7


PART II

Item 5. Market for Common Equity and Related Stockholder Matters	   8
Item 6. Management's Discussion and Analysis of Financial Condition
	and Results of Operations					  10
Item 7. Financial Statements						  15
Item 8. Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure					  28
Item 8A.Controls and Procedures						  29
Item 8B.Other Information-						  29


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act		  29
Item 10.Executive Compensation						  34
Item 11.Security Ownership of Certain Beneficial Owners and Management	  35
Item 12.Certain Relationships and Related Transactions			  36
Item 13.Exhibits							  36
Item 14 Principal Accountant Fees and Services				  36

2
                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(A) GENERAL BUSINESS DEVELOPMENT

      Left Right Marketing Technology, Inc., formerly Global Gaming Technology, Inc., was incorporated in the state of Delaware in 1973. In this filing references to "Company," "we," "our," and "us," refers to Left Right Marketing Technology, Inc., a Delaware corporation.

      We had been dormant for several years prior to October 6, 2000, when we entered into a contract for the sale of used gaming equipment to a Native American casino located in California. Although opportunities existed in to distribute refurbished gaming equipment to Native American casinos, as well as in the export of such equipment, we were unable to continue due to competition from large manufacturers, jurisdictional regulatory laws and our inability to obtain sufficient capital.

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

      On November 4, 2005, the Company entered into an agreement and plan of reorganization, or the Merger Agreement, with Strategic Gaming Investments, Inc., a Nevada corporation, or SGI. The transaction between the Company and SGI has been accounted for as a recapitalization. Since SGI is the only operating company in the exchange and the stockholders of SGI received a substantial majority of the voting securities of the combined companies, the transaction exchange has been accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which SGI has been treated as the accounting acquirer (and the legal acquiree), and the Company has been treated as the accounting acquiree (and the legal acquirer).

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our cash position may be inadequate to pay all of the costs associated with our intended business operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

CHANGE IN BUSINESS DIRECTION

      Following the consummation of the Merger Agreement on April 26, 2006, we adopted SGI's business plan which is subject to us procuring adequate funding and successfully implementing the anticipated business strategy set forth below. There can be no assurance that we will be successful in procuring sufficient funding to achieve all of the strategic objectives. In addition, the business strategies formulated by SGI are subject to significant uncertainty in terms of revenues, expenses, timing and procurement of long-term partners, among other things. Given the foregoing, we may have to alter the business strategies discussed below until such time as we achieved sufficient revenues to achieve each of the objectives set forth in the following discussion.

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

      SGI intends to combine the rapidly growing popularity of poker, or Poker, with corporate team building exercises. The Poker League will initially consist of an intra-departmental playoff designed to promote participation as well as the "team" concept within large corporations. Once the teams are established, the inter-departmental play begins. Teams participate using the Ultimate Poker League's format, including the use of substitutions on the level change. At the finals, the four person teams will compete to be the team with the final player remaining in the contest, or the final player with poker chips in the contest. The final player remaining will win the grand prize on behalf of their respective team and department. Over time, we anticipate expanding the Poker League beyond corporations and to the general public.

      Throughout the initial contest, we anticipate that camera crews will compile video footage for the purpose of creating a DVD surrounding the events of the Poker League's contest. This DVD would be edited for use as a sales aid to present this concept to other corporate human resource departments across the country as well as expand into charitable events. While SGI is presently negotiating with a third party to produce this DVD, it has not yet reached a definitive agreement.

PLAN OF OPERATION

      We will need to achieve each of the milestones outlined below within the next twelve months to achieve long-term viability. It is anticipated that initial revenues will be realized in the nine months ending September 30, 2007. However, there can be no assurance that achievement of this six step plan will result in us becoming fully operational or profitable:

      1. PROCURE ADEQUATE FUNDING FOR OPERATIONS. Since the Poker League is a new venture, one of our primary objectives is to secure adequate funding to fully implement our business strategies. In the fourth quarter of 2006 and first quarter of 2007 we have received debt financing in the amount of $180,000. In the future, we will require equity financing to finance our business strategies.

      2. ENTER INTO A DEFINITIVE AGREEMENT WITH A FACILITIES PROVIDER WITH MULTIPLE LOCATIONS THROUGHOUT THE UNITED STATES. SGI is in negotiations with a third party to sponsor The Ultimate Poker League contest. This third party will require specific financial performance from us in exchange for the marketing rights to their brand and the ability to prove the concept with their staff. In this regard, we will be required to provide certain staffing as well as cash and prizes.

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

      4. BEGIN NEGOTIATIONS WITH ADVERTISING PARTNERS. We anticipate advertising in several industry publications, such as Card Player, Poker Player, Top Pair and Bluff magazines. Additionally, we anticipate purchasing online advertising on strategic gaming sites, including Poker Lifestyle, as well as links and banner advertisements on other participating sponsors' web sites.

      5. DEVELOP THE ULTIMATE POKER LEAGUE BRAND CLOTHING AND OTHER LOGO MERCHANDISE. We anticipate marketing apparel and industry specific merchandise, including hats, shirts, clothing apparel, tables, playing cards, chips, books, and DVD's, among other items. The development of logo merchandise will be determined by the success of the Poker League.

      6. EXPAND CONTESTS INTO OTHER CITIES. Through the use of national advertising campaigns and a strategic partnership with a location facilitator, we anticipate that we will be able to solicit interest in multiple cities in the United States. Our plan is to create a uniform contest that can be easily duplicated in many locations.

      While there can be no assurance as to the timing and effectiveness of commencement of the Poker League contest, below is an anticipated timeline of events over the twelve months following the close of the merger:

   SECOND QUARTER 2007:
   --------------------

 - Enter into a definitive agreement with a facilities provider

 - Procure funding for operations through an equity fund raising

 - Finalize the Company's website

 - Begin negotiations with advertising partners

   THIRD QUARTER 2007:
   -------------------

 - Hold initial Poker League contest

 - Create a substantial member base

 - Continue to expand relations with advertising partners

 - Procure a merchandising partner for The Ultimate Poker League clothing and merchandise

   FOURTH QUARTER 2007:
   --------------------

 - Continue to build a substantial member base

 - Develop The Ultimate Poker League brand clothing and other logo merchandise

   FIRST QUARTER 2008:
   -------------------

 - Produce and begin marketing of The Ultimate Poker League brand clothing and other logo merchandise

 - Expand contests into other cities

      At this time, SGI and UPL are engaged in development stage activities which raise substantial doubt about their ability to continue as a going
concern.   The  majority  of  our  business  efforts  are  focused  on securing contracts in order to commence operations. Currently, The Ultimate Poker League, Inc. does not have a definitive agreement or other understanding with any party to host the Poker League.

NEOLINK WIRELESS CONTENT, INC.

      On January 10, 2007, SGME and Neolink Wireless Content, Inc., a Nevada corporation ("Neolink"), closed a merger transaction ("Merger") whereby Neolink became a wholly-owned subsidiary of SGME. The Merger is evidenced by a Merger and Share Exchange Agreement ("Merger Agreement").


      Neolink is the owner and operator of Vegas Sports{trademark} and Vegas Scoreline{trademark}, two sports channels currently offered on mobile media devices through Mobitv on a subscription basis. Vegas Sports{trademark} is a sports, statistics and odds channel offering subscribers a full range of sporting options in the palm of their hand. In addition, Vegas
Sports{trademark} offers twice daily sports "wrap-up" shows of the days' events, additional programming loops that include sports betting handicappers offering their expertise, and highlights from some of the greatest moments in sports. Vegas Scoreline{trademark} is an extensive up to the minute scores, statistics and odds channel with updated "Las Vegas" betting line, scores and statistics from all major professional and college sports.


       Pursuant to the terms of the Agreement, SGME issued the stockholders of Neolink, on a pro-rated basis, a total of One Million (1,000,000) shares of common stock, $0.001 par value, in consideration for 100% of the issued and outstanding capital stock of Neolink. In addition, SGME has committed to provide financing to Neolink as follows: (i) $50,000 at the Closing ("Initial Payment"); (ii) $50,000 on or before January 31, 2007; (iii) $50,000 on or before March 15, 2007; (iv) $50,000 on or before April 30, 2007; and (v) $50,000 on or before June 15, 2007 (collectively, the "Funding Commitment"). The Funding Commitment is to be utilized as set forth in the mutually agreed upon budget set forth on Schedule 1.4(a) to the Agreement and as may otherwise be necessary in connection with Neolink's business, operations and affairs, as reasonably determined by Donald R. Beck ("Beck"), President, Chief Executive Officer and Chairman of Neolink.

      In the event that SGME fails to timely provide funding on the dates set forth above, and such failure to fund is not rectified within ten (10) days of the due date, then Beck shall have the right to reacquire One Hundred Percent (100%) of the shares of NEOLINK from SGME for 15% of that portion of the Funding Commitment provided by SGME prior to any such failure to fund.

      Following the closing, Beck will continue to serve as President, Chief Executive Officer and Chairman of the Board of Neolink pursuant to a two (2) year employment agreement. The employment agreement with Beck provides that Beck will receive 120,000 shares of SGME common stock over the two (2) employment term ("Shares"). The Shares shall accrue during each year of the Employment Period and shall be issued to Executive on two issuance dates: (i) 60,000 shares on January 15, 2008; and (ii) 60,000 shares on January 15, 2009.

      On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual Release of Claims ("Settlement Agreement"). The parties mutually decided it was in their respective best interests to terminate the relationship and did so on the following terms:

	(i) Beck shall purchase 100% of the Neolink shares issued to SGME at the time of merger for a purchase price of $15,000
	(ii) 200,000 shares of the common stock issued to Neolink shareholders shall be returned to SGME by Beck and one additional Neolink shareholder
	(iii) The employment agreement between SGME and Beck shall be terminated and Beck shall waive his rights to the consideration SGME shares stipulated therein
	(iv) Neolink shall retain liability for all debts incurred during the course of their business both prior to the merger and subsequent to the merger, with the exception of the lease and T-1 line agreements for the Las Vegas office. SGME shall assume only these two liabilities
	(v) SGME and Beck have forever released and discharged the other, as well as their spouses, heirs, beneficiaries, shareholders, members, directors, officers, managers, employees, contractors, partners, joint venturers, attorneys, agents, representatives, successors and assigns, as applicable, from any and all contracts and other obligations relating to the Merger.


As a result of the termination of the merger, SGME received $15,000 and 200,000 shares in exchange for the return of the Neolink stock to Don Beck. It is anticipated the Company will record a loss as a result of the rescission during 2007 and the loss may be material.


COMPETITION

      There is significant competition in the United States in the poker sector. To our knowledge, each of the companies currently offering a competitive product possess significantly greater resources, brand name recognition, revenues, financial, technical and marketing resources, and have longer operating histories.

EMPLOYEES

      The Company currently has three employees and three consultants The current employees of SGI and UPL oversee our daily operations and will oversee the Poker League. In addition, we will hire several additional employees to handle administration and other matters upon the commencement of the Poker League.

ITEM 2.     DESCRIPTION OF PROPERTY.

      In 2006, we changed our principal address to 2580 Anthem Village Dr., Henderson, NV 89052. Our lease is on a month-to-month basis at the rate of $1,000 per month.

ITEM 3.     LEGAL PROCEEDINGS.

In March 2006, the Company's registered agent was served in the matter of Mark Newburg and Arnoldo Galassi vs. CrazyGrazer.com, LLC; Left Right Marketing Technology, Inc., a Delaware Corporation; Hall Communications, Inc., a Nevada Corporation; Case No. A 500824. Mr. Newburg formerly served as our Chief Operating Officer and Senior Vice President and is alleging he is owed back salary of over $50,000, as well as repayment of a note payable of $130,554.12. The Company will file a responsive pleading shortly denying each of his allegations and fully intends to defending its position that Mr. Newburg is not entitled to any monies. The complaint also seeks to resolve an issue of responsibility for payroll taxes due to the Internal Revenue Service by Left Right Marketing Technologies, Inc. a Nevada corporation, pre-dating new management. Mr. Galassi, our former Chief Financial Officer, is alleging he is owed back salary of over $50,000. The Company has filed a responsive pleading denying Mr. Galassi's allegations. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit and the ultimate resolution will not have a material effect on the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

8
                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      Our common stock is traded on the Over the Counter Bulletin Board through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "SGME". The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and do not necessarily represent actual buy and sell transactions.

          	FY2007 (as of 4/13/07) 	FY2006   	FY2005
		----------------------	-------------	-------------------
              	High	Low		High	Low	High	Low
1st Quarter   	3.75	2.40		9.50	6.50	50.0	10.0
2nd Quarter   	3.10	3.10		6.50	5.00	18.0	7.0
3rd Quarter	   -	   -		6.50	5.00	40.0	5.5
4th Quarter	   -	   -		6.25	3.75	51.0	7.0


Through August 25, 2003, we traded under the symbol "GBTE". From August 26, 2003, through September 23, 2003, as a result of our name change, our trading symbol was changed from "GBTE" to "LRMKV." On September 24, 2003, our symbol was changed to "LRMK." On September 21, 2005, our symbol was changed to "LRMT." On or about April 18, 2006, our symbol was changed to "SGME." The last reported sales price of our common stock was $3.10 as of April 13, 2007.

      As of April 13, 2007, we had approximately 49 stockholders of record.

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

      Subject to obtaining the approval of our common stockholders at our 2007 annual stockholders meeting, we intend to implement a stock option and incentive plan for future issuances of options to purchase our common stock to our executive officers, directors, employees and key consultants.

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

      On May 1, 2006, the Company issued 10,000 shares of common stock at a price of $1.00 per share to settle $10,000 in accrued interest on a note payable. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended ("Act") pursuant to
Section 4(2) thereof.

      On May 1, 2006, the Company issued 83,333 shares of common stock at a price of $3.00 per share to settle $250,000 in notes payable. The issuance of the shares was exempt from the registration requirements of Act pursuant to
Section 4(2) thereof.

      On June 1, 2006, the Company received cash for 165,000 shares of common stock at a price of $1.00 per share. The issuance of the shares was exempt from the registration requirements of Act pursuant to Section 4(2) thereof.

      On August 1, 2006, the Company issued 5,000 shares of common stock for services at a value of $2 per share. The issuance of the shares was exempt from the registration requirements of Act pursuant to Section 4(2) thereof.

      In the three months ended December 31, 2006, the Company issued promissory notes in the original principal amount of $120,000, collectively ("Notes"). The Notes bear simple interest at the rate of 8% per annum, have a term of three (3) years, and are convertible at any time into shares of common stock at the rate of $0.40 per share. The Notes were purchased by accredited investors and were issued pursuant to the exemption from securities registration provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      In the three months ended March 31, 2007, the Company issued Notes in the original principal amount of $120,000. In addition, we have issued warrants to purchase 120,000 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years, and warrants to purchase 250,000 shares, exercisable at $0.35 per share for a period of ten (10) years. The Notes were purchased by accredited investors and were issued pursuant to the exemption from securities registration provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

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

      SGI intends to combine the rapidly growing popularity of poker, or Poker, with corporate team building exercises. The Poker League will initially consist of an intra-departmental playoff designed to promote participation as well as the "team" concept within large corporations. Once the teams are established, the inter-departmental play begins. Teams participate using the Ultimate Poker League's format, including the use of substitutions on the level change. At the finals, the four person teams will compete to be the team with the final player remaining in the contest, or the final player with poker chips in the contest. The final player remaining will win the grand prize on behalf of their respective team and department. Over time, we anticipate expanding the Poker League beyond corporations and to the general public.

      Throughout the initial contest, we anticipate that camera crews will compile video footage for the purpose of creating a DVD surrounding the events of the Poker League's contest. This DVD would be edited for use as a sales aid to present this concept to other corporate human resource departments across the country as well as expand into charitable events. While SGI is presently negotiating with a third party to produce this DVD, it has not yet reached a definitive agreement.

      In addition to the foregoing, we are currently discussing several gaming centric products that will compliment our proposed Poker League to provide additional branding awareness and media related visibility. At this time, there can be no assurance that we will be successful in reaching a definitive agreement regarding any of the proposed opportunities.

      DESCRIPTION OF REVENUES

      At this time we are not generating revenues. We anticipate that upon the commencement of the Poker League, we will generate revenues in the nine months ending September 30, 2007. Until we commence the Poker League, our long-term viability is subject to substantial doubt.

      REVENUE RECOGNITION

      Sales  revenue  from   the  Poker  League  and  merchandise  sales,  once
applicable, will be recognized upon receipt.


      DESCRIPTION OF EXPENSES

      Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid. Over time, general and administrative expenses will increase should our Poker League operations commence.


      RESULTS OF OPERATIONS

      COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

      REVENUES

      We did not realize revenues during fiscal year 2006 or 2005. OPERATING EXPENSES

      General and administrative expenses were $283,165 for the twelve months ended December 31, 2006, compared to $134,196 for the twelve months ended December 31, 2005, representing an increase of $148,969, or 111.0%. The increase relates to our development activities associated with the Poker League. However, given the limited nature of our operations, the results for the twelve months ended December 31, 2006 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase if, and when, Poker League operations commence.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of $293,845 for the twelve months ended December 31, 2006, compared to $135,983 during the twelve months ended December 31, 2005. It is likely that we will incur losses in future fiscal periods.

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2006, we had $25,515 of cash, and a working capital deficit of $856,218, as compared to zero cash and a working capital deficit of $1,192,895 at December 31, 2005. Our stockholders' deficit was $850,193 at December 31, 2006, compared to a stockholders' deficit of $1,192,895 at December 31, 2005, a decrease of $342,702.

      Our accumulated deficit increased from $4,311,791 at December 31, 2005 to $4,414,090 at December 31, 2006, an increase of $102,299. Our accumulated deficit will likely increase in the future unless we commence operations, and realize profits, from the Poker League.

      Operating activities used net cash of $264,917 during the twelve months ended December 31, 2006, compared to $95,195 used during the same period in 2005, an increase of $169,722.

      Investing activities provided $4,868 during the twelve months ended December 31, 2006, as compared to zero during the twelve months ended December 31, 2005, an increase of $4,868.

      Financing activities for the twelve months ended December 31, 2006 provided net cash $295,000, compared to $95,196 net cash provided for the twelve months ended December 31, 2005.

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

                         RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF NET LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE.

      Since our inception we have not been profitable and have reported net losses. For the years ended December 31, 2006 and December 31, 2005 we incurred net losses of $298,346 and $135,983, respectively. Our accumulated deficit as of December 31, 2006 was $4,414,090. No assurance can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

WHILE WE ANTICIPATE COMMENCING POKER LEAGUE OPERATIONS, THERE IS NO ASSURANCE WE WILL BE SUCCESSFUL IN THIS ENDEAVOR.

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

      While poker has become a very popular pastime for many individuals in the United States, there are many choices for players, including, among other things, online poker and various poker tournaments offered by well regarded entities and world renowned casinos. Our Poker League is a contest and we must procure sufficient third party financing, strategic facilities providers to achieve success. The foregoing factors will have a significant impact on our ability to realize measurable revenues and achieve profitability. Thus, unless we procure each of the above-mentioned items, our business condition and results of operations will be adversely affected.

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

14
	- Send   monthly   statements  to   customers  with  market  and  price
	  information about the penny stock; and

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

OUR AUDITOR'S REPORT STATES THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WILL BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN.

      As a result of our deficiency in working capital at December 31, 2006 and other factors, our auditors have stated in their report that there is substantial doubt about our ability to continue as a going concern. In addition, the Company's cash position is inadequate to pay all of the costs associated with its operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.     FINANCIAL STATEMENTS.

                      STRATEGIC GAMING INVESTMENTS, INC.

                         INDEX TO FINANCIAL STATEMENTS



  Report of Independent Registered Public Accounting Firm.....................15

  Balance Sheet
  December 31, 2006 and December 31, 2005.....................................16

  Statement of Operations
  Years Ended December 31, 2006 and 2005......................................17

  Statement of Stockholders' Deficiency
  Years Ended December 31, 2006 and 2005......................................18

  Statement of Cash Flows
  Years Ended December 31, 2006 and 2005......................................19

  Notes to Consolidated Financial Statements..................................20



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Audit Committee of
Strategic Gaming Investments, Inc.
2580 Anthem Village Dr.
Henderson, NV 89052

We have audited the accompanying balance sheet of Strategic Gaming Investments, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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


/s/Beadle, McBride, Evans & Reeves, LLP
---------------------------------------
Las Vegas, Nevada
April 17, 2007



		STRATEGIC GAMING INVESTMENTS, INC.
 	(formerly Left Right Marketing Technologies, Inc.)
	           CONSOLIDATED BALANCE SHEETS


						 Audited
					      CONSOLIDATED	   Audited
 						  As of     	    As of
					    December 31, 2006 	December 31, 2005
					    =================	=================
ASSETS

Current assets
	Cash					$   25,215	$	 -
						----------	----------
	   Total current asset			    25,215 		 -

Other current assets
	Prepaid expense				       999 		 -
	Loan receivable				     8,228		 -
						----------	----------
	   Total other current assets                9,227 		 -

Intangible Assets, net of
   accumulated depreciation			     2,596 		 -
						----------	----------

Total assets					$   37,038		 -
						========== 	==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
	Accounts payable			$   93,276	$   74,281
	Accounts payable - related parties	    30,000 	    30,000
	Loan payable				   120,000 	   250,000
	Advances from related parties		   131,158 	    73,102
	Accrued payroll				   487,797	   461,963
	Contingency payable				 -	    25,000
	Payroll tax accrual				 -	   278,549
						----------	----------

	   Total current liabilities		   862,231	 1,192,895
						----------	----------

	   Total liabilities			   862,231 	 1,192,895

Stockholders' deficit
	Preferred Stock (25,000,000 shares
	 authorized and zero issued and
	 outstanding)					 -		 -
	Common stock; $.001 par value;
	 100,000,000 authorized;
	 8,047,137 and 98,804 shares issued
	 and outstanding as
	 of December 31, 2006 and December 31,
	 2005, respectively			     8,048		99
	Additional paid-in capital		 3,580,849 	 3,118,797
	Accumulated (deficit)			(4,414,090)	(4,311,791)
						----------	----------

	   Total stockholders' (deficit)	  (825,193)	(1,192,895)
						----------	----------

	   Total liabilities and stockholders'
	    (deficit)				$   37,038	$	 -
						==========	==========


			STRATEGIC GAMING INVESTMENTS, INC.
	 	(formerly Left Right Marketing Technologies, Inc.)
  	                CONSOLIDATED STATEMENTS OF INCOME



						  Audited
						CONSOLIDATED     Audited
						Twelve months  Twelve months
						   ended	  ended
						December 31,    December 31,
						   2006		   2005
						===========	===========
Revenue						$	-	$	-

Operating expenses
   General and administrative			  287,666	  134,196
						---------	---------
	Total operating expenses		  287,666	  134,196

	Loss from operations			 (287,666)	 (134,196)

Other income (expenses):
   Interest expense				  (10,680)	   (1,787)
						---------	---------
	Total other income (expenses)		  (10,680)	   (1,787)
						---------	---------
	(Loss) before provision for income
	  tax					 (298,346)	 (135,983)

   Provision for income tax				 -		 -


Net (loss)					$(298,346)	$(135,983)
						---------	---------


Basic and diluted (loss) per common		$   (0.05)	$   (1.55)
 share
						=========	=========
Basic and diluted weighted
 average common shares outstanding 		5,698,526	   87,888
						=========	=========



			STRATEGIC GAMING INVESTMENTS, INC.
	 	(formerly Left Right Marketing Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

							  Audited
							CONSOLIDATED     Audited
							Twelve months  Twelve months
							   ended	  ended
							December 31,    December 31,
							   2006		   2005
							===========	===========
Cash flows from operating activities:
  Net loss						$ (298,346)	$ (135,983)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
   Stock issued for services				    10,000		 -
   Stock issued for interest expense			    10,000		 -
   Depreciation and amortization			     2,826		 -
   (Increase) / decrease in prepaid  expenses		      (999)		 -
   (Increase) / decrease in loans receivable		    (8,228)		 -
   Increase / (decrease) in accounts payable - related		 -	    30,000
   Increase / (decrease) in accounts payable		    18,996	     1,314
   Increase / (decrease) in deferred payroll		    25,834	    28,193
   Increase / (decrease) in contingency payable		   (25,000)	   (25,000)
   Increase / (decrease) in payroll tax accrual			 -	     6,281
							----------	----------

	Net cash used by operating activities		  (264,917)	   (95,195)

Cash flows from investing activities:
   Deficit from acquisition				   (82,502)		 -
   Purchase of property and equipment			    (5,422)		 -
							----------	----------

	Net cash provided by investing activities	   (87,924)		 -


Cash flows from financing activities:
   Reduction of bank						 -	   (19,908)
   Advance from related party				    58,056	   115,103
   Proceeds from issuance of notes payable		   120,000		 -
   Proceeds from issuance of common stock		   200,000		 -
							----------	----------

	Net cash provided by financing activities	   378,056	    95,195
							----------	----------

Net increase in cash					    25,215		 -


Cash, beginning of period					 -		 -
							----------	----------

Cash, end of period					    25,215	$	 -
							==========	==========

   Payroll tax write-off				   278,549		 -
   Debt settled with stock				   250,000		 -
							==========	==========



			STRATEGIC GAMING INVESTMENTS, INC.
	 	(formerly Left Right Marketing Technologies, Inc.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                        	          	    	  Additional       Stock			   Total
                                		 Common Stock       	   Paid-in    	Subscription	 Accumulated  	Stockholders'
                              	 	    Shares 	    Amount    	   Capital	 Receivable	   Deficit     	   Deficit
					============	============	============	============	============	============

Balance, December 31, 2004		      56,350	$	  57	$  3,045,373	$	   -	$(4,175,808)	$(1,130,378)
					============	============	============	============	============	============
Shares issued for debt settlement	      42,000		  42	      41,958		   -		  -	     42,000

Reverse split 1:1000				   -		   -		   -		   -		  -		  -

Conversion of debt				 454		   -	       6,484		   -		  -	      6,484

Debt cancelled and recorded to APIC		   -		   -	      24,982		   -		  -	     24,982

Net loss					   -		   -		   -		   -	   (135,983)	   (135,983)
					------------	------------	------------	------------	------------	------------
Balance, December 31, 2005		      98,804	$	  99	$  3,118,797	$	   -	$(4,311,791)	$(1,192,895)
					============	============	============	============	============	============

Shares issued for merger with SGI          7,650,000	       7,650          (7,650)              -               -               -

Shares issued for interest expense            10,000              10           9,990               -               -          10,000

Record accumulated deficit for SGI                 -               -               -               -         (82,502)       (82,502)

Debt settled with stock                       83,333		  83         249,917               -               -         250,000

Shares issued for cash                       165,000             165         164,835               -               -         165,000

Stock subscription                            35,000              35          34,965         (35,000) 	           -	           -

Shares issued for services                     5,000               5           9,995               -               -          10,000

Money received on stock subscription               -               -               -          35,000               -          35,000

Adjustment to retained earnings to
 reflect the*  removal of payroll tax
 liabilities per IRS				   -		   -		   -		   -         278,549         278,549

Net loss                         		   -		   -		   -		   -        (298,346)       (298,346)
					------------	------------	------------	------------	------------	------------

Balance, December 31, 2006                 8,047,137	       8,047 	   3,580,549		   - 	  (4,414,090)	    (825,193)
					============	============	============	============	============	============


                     STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business and History - Strategic Gaming Investments, Inc., a Delaware corporation ("SGME" or the "Company"), formerly named Left Right Marketing Technology, Inc., was incorporated in 1973. Prior to June 2003, the Company was involved in various businesses, none of which were unsuccessful. On June 30, 2003, the Company executed a binding letter of intent which resulted in a merger with Left Right Marketing & Technology, Inc., a Nevada corporation ("LRMT") in September 2003. LRMT had an option to acquire Crazy Grazer, LLC, a Nevada limited liability company ("Crazy Grazer").

The Company entered into a binding letter of intent with Crazy Grazer on September 29, 2003 and a revised binding letter of intent on March 8, 2004, which included the acquisition of Hall Communications, Inc., a Nevada corporation. On April 30, 2004, the Company executed an amendment to the letter of intent to extend the merger closing date of Hall Communications, Inc. to occur on or before October 31, 2004.

Effective April 26, 2004, the Company completed a reverse tri-party merger among LRMT and Crazy Grazer, whereby the Company issued 950,000 shares of Series A Preferred Stock in exchange for 100% of the membership interests of Crazy Grazer. The shares of Series A Preferred are convertible into shares of our common stock based upon certain milestones achieved by Crazy Grazer. Pursuant to the terms of the merger, Crazy Grazer merged with LRMT wherein LRMT ceased to exist and Crazy Grazer became our wholly owned subsidiary. Following closing of the merger, Crazy Grazer changed its name to CrazyGrazer.com, LLC ("CrazyGrazer.com").

Richard M. (Mick) Hall was the sole member of CrazyGrazer.com and was the sole recipient of the 950,000 shares of Series A Preferred Stock. Mr. Hall abstained from voting as a director of the company on the Merger.

On March 8, 2005, the Company entered into a Rescission Agreement with Mr. Hall, former Chief Executive Officer, President and the sole director of the company, and CrazyGrazer.com, to rescind the merger that closed on April 26, 2004. Pursuant to the Rescission Agreement, 950,000 shares of the Company's Series A Convertible Preferred Stock issued to Mr. Hall as full consideration for Crazy Grazer were returned to the Company for cancellation. The rescission shall have the effect of placing the Company in the position it was in prior to the Merger.

Going Concern - The Company incurred net losses of approximately $293,845 from the period from January 1, 2006, through December 31, 2006, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's fiscal year end is December 31.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period January 1, 2006, through December 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - There has been no comprehensive income or loss items as of December 31, 2006.

Concentration of risk - A significant amount of the Company's assets and resources are dependent on the financial support of certain of its shareholders. Should such shareholders determine to no longer finance the operations of the Company, the Company may not be able to continue its activities.

Revenue recognition - The Company has not generated revenues to date  from  its
operations.   Once  revenues are generated, management will establish a revenue recognition policy.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded advertising costs of $10,286 for the period from January 1, 2006, through December 31, 2006.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.
NOTE 1 - DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONT.)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We do not feel the implementation of this will effect our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.


NOTE 2 - BUSINESS COMBINATION

On April 18, 2006, the Company consummated the acquisition of Strategic Gaming Investments, Inc., a Nevada corporation ("SGI Nevada"), and its wholly-owned subsidiary, The Ultimate Poker League, Inc., a Nevada corporation. Strategic Gaming Investments, Inc., a Nevada corporation, plans to operate in the gaming, entertainment and hospitality sectors. In conjunction with the acquisition, the Company amended its articles of incorporation and changed its name to Strategic Gaming Investments, Inc. In addition, the Company changed its trading symbol from "LRMT" to "SGME". As a result of the acquisition, there was a change in control of the entity, SGI Nevada. For accounting purposes, SGI Nevada shall be a wholly owned subsidiary of the Company. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired by the Company was $(82,502). The results of operations of SGI Nevada, subsequent to the acquisition date are included in the Company's consolidated statement of losses. In accordance with SFAS No. 141, the Company is the acquiring entity.

Pursuant to the Agreement and Plan of Reorganization ("Agreement"), the Company exchanged 7,650,000 shares common stock for 100% of the issued and outstanding common stock of SGI Nevada. In conjunction with the share exchange, each stockholder of SGI Nevada, received a pro rata portion of the 7,650,000 shares of common stock of the Company issued in the exchange.

The value of the stock that was issued to the stockholders of SGI Nevada, is the historical cost of the Company's net tangible assets. The value of the Company's net tangible assets as of the date of the acquisition did not differ materially from the fair value of the common stock issued.

SGI Nevada had a net loss of $47,995 from January 1, 2006 through April 18, 2006. Accordingly, the following unaudited pro-forma summary statement of operations gives effect, on a consolidated basis, for the full twelve month period ended December 31, 2006:



Twelve months ended December 31, 2006 (Unaudited)
                                                            	Pro-forma  	Pro-forma
                                                As reported	adjustments  	(loss)
						-----------	-----------	----------


Costs and expenses:                              $ (298,346)  	$ (47,995) 	$ (346,341)
Other income (expense)
  Other income                                            -          	-          	 -
						-----------	---------	----------

Net (loss) before discontinued operations          (298,346)  	  (47,995) 	  (346,341)
Loss from discontinued operations                         -                     	 -
Net loss                                         $ (298,346)  	$ (47,995) 	$ (346,341)
						-----------	---------	----------



NOTE 3 - STOCKHOLDERS' EQUITY

As of December 31, 2006, there were 8,047,137 shares of common stock outstanding.

On April 18, 2006, articles of amendment reflecting the merger between Strategic Gaming Investments, Inc., a Nevada corporation, and the Company were filed. Pursuant to the Agreement and Plan of Reorganization, the Company's shareholders exchanged 7,650,000 shares common stock in the Company for 76,500 shares common stock in Strategic Gaming Investments, Inc., a Nevada corporation. Specifically, each SGI Nevada shareholder received a pro rata portion of the Company's shares based on the number of SGI Nevada shares exchanged.

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


NOTE 4 -  NOTES PAYABLE

For the year ended December 31, 2006, the Company issued promissory notes in the original principal amount of $120,000, collectively ("Notes"). The Notes bear simple interest at the rate of 8% per annum, have a term of three
(3) years, and are convertible at any time into shares of common stock at the rate of $0.40 per share. The Notes were purchased by accredited investors, as such term is defined under the Securities Act of 1933, as amended ("Act"), and were issued pursuant to the exemption from securities registration provided by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL


As of December 31, 2005, current liabilities includes $461,963 in accrued payroll and $278,550 in payroll taxes due and payable to the Internal Revenue Service for social security, medicare, unemployment and withholding taxes for prior periods and $25,000 of contingency payable booked as a result of the rescission agreement. Based on discussions with counsel and the Internal Revenue Service, management has reason to believe that certain of these liabilities,and perhaps 100% of such liabilities, are the responsibility of Crazygrazer.com, LLC as a result of the rescission agreement between it and the Company in March 2005.

On January 11, 2007, the Company received confirmation from the Internal Revenue Service that they have determined the Company is not responsible for the outstanding payroll taxes. Accordingly, the Company has removed the liability from the Company's financial statements as of December 31, 2006. Additionally, some two years subsequent to the rescission agreement, no issues have been identified which would require the utilization of the remaining contingency payable.

Since both liabilities were originally booked in connection with the rescission agreementm the amounts have been adjusted to additional paid-in-capital as a modification of the rescission agreement rather than a realization of expenses or forgiveness of debt income during the period.

As of December 31, 2006, the $461,963 in accrued payroll has not been definitively resolved. Accordingly, the Company has not removed the liabilities. At the time that an ultimate resolution is determined, to the extent that the Company is not responsible, such liabilities will be credited to additional paid in capital.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2006, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $64,177. This loan is non-interest bearing and has no due date assigned to it.

As of December 31, 2006, Matthew Schultz, the Company's Vice-President and Chairman, has loaned the Company the sum of $48,889. This loan is non-interest bearing and has no due date assigned to it.

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

NOTE 7 - INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets be valued and recorded when acquired and amortized over their estimated useful life unless that that life is determined to be indefinite. Intangible assets are required to be tested for impairment and impairment losses, if any, shall be recorded.
NOTE 7 - INTANGIBLE ASSETS (CONT.)

As of December 31, 2006, the Company had $7,775 in intangible assets and management has determined those assets to have finite useful lives. The intangible assets that make up that amount include trademark rights of $275 (15-year estimated useful life) and website development cost of $7,500 (2-year estimated useful life). Both are amortized using the straight-line method. The amortized value at December 31, 2006, was $2,596.


NOTE 8 - LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit and the ultimate resolution will not have a material effect on the Company..


NOTE 9 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:


Deferred tax assets:
   Net operating loss carry forwards	$ 1,112,393
   Stock issued for services  		      3,500
					-----------
					  1,115,893

Deferred tax assets:
   Depreciation and amortization	       (989)
					-----------
					       (989)

Net deferred tax asset			  1,114,904
Less valuation allowance		 (1,114,904)
					-----------

					$         -
					===========

At December 31, 2006, the Company had federal net operating loss ("NOL") carryforwards of approximately $1,115,893. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2006 was $1,114,904.

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2006 is as follows:

						  2006
						--------
Federal income tax rate				 (35.0%)
State tax, net of federal benefit		   -
Loss for which no federal benefit was received	  35.0%
						--------

Effective income tax rate			   0.0%



NOTE 10 - SUBSEQUENT EVENTS

On January 10, 2007, SGME entered into a note and warrant purchase agreement ("Financing Agreement") with several third parties (collectively, the "Purchasers"), each of whom are accredited investors as such term is defined under the Act.

The Financing Agreement consists of the following terms: (i) an initial investment of $120,000 and subsequent investment(s) of up to $980,000, for a total investment of up to $1,100,000; (ii) the investments shall be evidenced by convertible promissory notes ("Notes") on the following terms: (a) a term of three (3) years, (b) bearing simple interest at the rate of eight percent (8%) per annum, (c) convertible at $0.40 per share, and (d) secured by a first priority security interest in all of the assets of SGME; and (iii) the Purchasers shall be issued warrants to purchase 10,000 shares of common stock for every $10,000 of Notes purchased ("Warrants"), exercisable at $0.40 per share for a period of ten (10) years.

The financing was made in reliance upon the exemptions from securities registration provided by Section 4(2) of the Act and Rule 506 promulgated thereunder.

On January 11, 2007, SGME and Neolink Wireless Content, Inc., a Nevada corporation ("Neolink"), closed a merger transaction ("Merger") whereby Neolink became a wholly-owned subsidiary of SGME. The Merger is evidenced by a Merger and Share Exchange Agreement ("Merger Agreement").

Pursuant to the terms of the Agreement, SGME issued the stockholders of Neolink, on a pro-rated basis, a total of One Million (1,000,000) shares of common stock, $0.001 par value, in consideration for 100% of the issued and outstanding capital stock of Neolink.

On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual Release of Claims ("Settlement Agreement") relating to the Merger. The parties mutually decided it was in their respective best interests to terminate the Merger and did so on the following terms: (i) Beck to pay SGME the sum of Fifteen Thousand ($15,000) Dollars for 100% of the issued and outstanding capital stock of Neolink; (ii) Beck and another Neolink stockholder will relinquish a total of Two Hundred Thousand (200,000) shares of SGME common stock issued to them in the Merger; (iii) the employment agreement of Beck will be terminated and the Shares will not be issued; (iv) SGME will assume the real property lease of Neolink as well as the contract for T-1 Internet services; and (v) SGME and Beck have forever released and discharged the other, as well as their spouses, heirs, beneficiaries, shareholders, members, directors, officers, managers, employees, contractors, partners, joint venturers, attorneys, agents, representatives, successors and assigns, as applicable, from any and all contracts and other obligations relating to the Merger.

As a result of the termination of the merger, SGME received $15,000 and 200,000 shares in exchange for the return of the Neolink stock to Don Beck. It is anticipated the Company will record a loss as a result of the rescission during 2007 and the loss may be material.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 8A.    CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer, and in conjunction with our accounting personnel.

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

      Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

        Information as to our current directors and executive officers is as follows:

Name			Age	Positions
---------------------	-----	-----------------------------------------------
Lawrence S. Schroeder	59	Chief Executive Officer, President and Director
S. Matthew Schultz	36	Chief Operating Officer and Chairman
Jason F. Griffith	30	Chief Financial Officer, Secretary and Director

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

The following individuals are officers and directors of The Ultimate Poker League, Inc., or UPL, a wholly-owned subsidiary of SGI, will continue to serve in the capacities set forth below:

NAME			AGE	POSITION		DATES SERVED
--------------------	----	------------		----------------------
Anthony J. Marsiglia	58	President		Since Inception of UPL
Jason F. Griffith	29	Secretary, Treasurer	Since Inception of UPL
Benjamin R. Magee	35	Director (UPL)		Since Inception of UPL

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

AUDIT COMMITTEE AND FINANCIAL EXPERT

      Our Audit Committee consists of S. Matthew Schultz (Chairman) and Lawrence S. Schroeder. At this time, we do not have a majority of independent parties serving on our Audit Committee, but we will endeavor to do so in the future. The Audit Committee undertakes the following: recommends the independent certified public accounting firm to audit the Company's annual financial statements and review the quarterly financial statements; reviews the independence of the Company's certified public accounting firm; reviews the independent certified public accounting firm's audit report relating to the Company's annual financial statements and the review of the Company's quarterly financial statements; reviews management's administration of the system of internal accounting controls; at least annually, meets with the Company's in-house counsel to discuss legal matters that may have a material impact on the Company's financial statements; and at least annually, meets with appropriate management to review tax matters affecting the Company, among other items. The Company has a written audit committee charter. The Audit Committee was formed on November 1, 2005.

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

NOMINATING COMMITTEE

      We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. We do, however, intend to implement a nominating committee in 2007 upon appointing not less than two (2), and not more than four (4), independent directors.

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


                          SUMMARY COMPENSATION TABLE
NAME OF EXECUTIVE OFFICER                                          	    ANNUAL	  BONUS AND OTHER      SECURITIES UNDERLYING
AND/OR DIRECTOR		    POSITION OF INDIVIDUAL			    SALARY	   COMPENSATION           STOCK OPTIONS
----------------------	-------------------------------------		-------------	------------------	------------------
S. Matthew Schultz	Chief Operating Officer and  Chairman		     - (2005)		- 		-
									     - (2006)

Lawrence S. Schroeder	Chief Executive Officer, President and a	     - (2005)		- 		-
                                                                        25,000 (2006)

Jason F. Griffith	Chief Financial Officer, Secretary and a	     - (2005)		- 		-
			Director					13,334 (2006)

Richard M. Hall	Former Chief Executive Officer				     -			-		-
____________________

   (1)Richard M. Hall, our former Chief Executive Officer, received $0 in salary in 2005 prior to his resignation on February 16, 2005.

Mr. Schroeder has an annual salary of $150,000, or $12,500 per month. Mr. Schroeder has been paid in full for the three months ended March 31, 2007.

Mr. Griffith has an annual salary of $80,000, or $6,666 per month. In the three months ended March 31, 2007, Mr. Griffith has been paid $3,334, and has accrued the remaining $16,664.

Mr. Schultz is not being paid a salary at this time as his day-to-day involvement is minimal.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The table below sets forth the beneficial ownership of our common stock as of April 13, 2007 by:

	- All of our directors and executive officers, individually;

	- All of our directors and executive officers, as a group; and

	- All persons who beneficially own more than five percent of our outstanding common stock.

      The beneficial ownership of each person as described below was calculated based on 8,312,137 shares of our common stock outstanding as of April 13, 2007, according to the record ownership listings as of that date and the verifications we solicited and received from each director, executive officer and five percent holder.

      The Securities and Exchange Commission has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if the person owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 13, 2007 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. In addition, two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Strategic Gaming Investments, Inc., 2580 Anthem Village Dr., Henderson, NV 89052.



SECURITY OWNERSHIP OF MANAGEMENT
						       PERCENT
					 NUMBER      BENEFICIALLY
NAME OF BENEFICIAL OWNER		OF SHARES	OWNED
-----------------------------------	---------    ------------
S. Matthew Schultz			3,057,972	36.8%
Lawrence S. Schroeder			2,431,780	29.3%
Jason F. Griffith			  750,000	9.0%
All Directors & Officers as a Group	6,239,752	75.1%

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


ITEM 13.    EXHIBITS

10.1 Rescission Agreement, dated March 8, 2005, previously filed as an exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2005

10.2 Equity for Debt Exchange Agreement, dated March 15, 2005, previously filed as an exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005

10.3 Agreement and Plan of Reorganization between the Company and Strategic Gaming Investments, Inc., dated November 4, 2005, previously filed as an exhibit to registrant's Preliminary Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on November 4,2005

10.4* Settlement  Agreement  and  Mutual  Release  of  Claims  by  and  between
      Strategic Gaming Investments, Inc. and Donald Beck dated April 16, 2007

21.1* List of Subsidiaries

31.1* Certification of Lawrence S. Schroeder pursuant to Section 302 of the Sarbanes-Oxley Act

31.2* Certification  of   Jason F. Griffith   pursuant   to   Section  302   of
      the Sarbanes-Oxley Act

32.1* Certification of Jason F. Griffith & Lawrence S. Schroeder pursuant to Section 906 of the Sarbanes-Oxley Act

*  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for professional services rendered by Beadle, McBride, Evans & Reeves, LLP, for the audit of our annual financial statement and review of the financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $28,730 and $13,230, respectively.

AUDIT-RELATED FEES

      The aggregate fees billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services rendered for audit related fees for fiscal years 2006 and 2005 were $0 and $0, respectively.

TAX FEES

      The aggregate fees to be billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services to be rendered for tax fees for fiscal years 2006 and 2005 were $0 and $0, respectively.

ALL OTHER FEES

      There were no other fees to be billed by Beadle, McBride, Evans, & Reeves, LLP, for the fiscal years 2006 and 2005 other than fees described above.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STRATEGIC GAMING INVESTMENTS, INC.

			By: /s/ Lawrence S. Schroeder
			    --------------------------
			    Lawrence S. Schroeder

			    Dated: April 17, 2007

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            OFFICER                        DATE

/s/ Lawrence S. Schroeder	Chief Executive Officer,	April 17, 2007
-------------------------	President and a Director
Lawrence S. Schroeder


/s/ S. Matthew Schultz		Chief Operating Officer and	April 17, 2007
-------------------------	Chairman
S. Matthew Schultz


/s/ Jason F. Griffith		Chief Financial Officer, 	April 17, 2007
-------------------------	Secretary and a Director
Jason F. Griffith