Form 10QSB
period 2007-03-31
STRATEGIC GAMING INVESTMENTS, INC.
filed 2007-05-21
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

  [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

	For the quarterly period ended:March 31, 2007

                                      OR

  [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934


	For the transition period from:______to______



	              Commission file number:000-09047

                      Strategic Gaming Investments, Inc.
		    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                 Delaware                                    20-3454263
       ----------------------------			  ----------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                   2580 Anthem Village Dr., Henderson, NV 89052
		   --------------------------------------------
                     (Address of principal executive offices)

                                  (702) 563-1600
			   ---------------------------
                           (Issuer's telephone number)

				       N/A
		      -------------------------------------
		    (Former name, former address and former
		   fiscal year, if changed since last report)


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


8,847,137 shares of common stock, $0.001 par value, as of May 21, 2007


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

SIGNATURE....................................................................13











PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


				STRATEGIC GAMING INVESTMENTS, INC.
				   CONSOLIDATED BALANCE SHEETS




									 Unaudited	   Audited
									   As of	   As Of
									  March 31,     December 31,
									    2007	    2006
									============	============
ASSETS
Current assets

   Cash									$      7,196	$     25,215
									------------	------------
	Total current assets						       7,196	      25,215

Other current assets

   Prepaid expense								   -		 999
   Loan receivable								   -	       8,228
									------------	------------
	Total other current assets						   - 	       9,227

Intangible Assets, net of
   accumulated amortization						       1,654	       2,596

									============	============
		Total assets						$      8,850	$     37,038

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities

   Accounts payable							$     93,913	$     93,276
   Accounts payable - related parties					      30,000	      30,000
   Advances from related parties                                             133,658         131,158
   Accrued interest                                                            4,155               -
   Deferred officers' compensation					      59,587	      25,834
   Accrued payroll                                                           461,963         461,963
									------------	------------
	Total current liabilities             				     783,276         742,231

Convertible notes payable, net of
   unamortized discount of $271,457					      16,043	     120,000

Commitments and contingencies						   	   -		   -

Stockholders' (deficit)
   Preferred Stock (25,000,000 shares
    authorized and zero issued and outstanding)					   -		   -
   Common stock; $.001 par value; 100,000,000
    authorized;8,847,137 and 8,047,137 shares
    issued and outstanding as of March 31, 2007
    and December 31, 2006, respectively					       8,847           8,047
   Additional paid-in capital                                              6,347,549       3,580,849
   Stock issued for    receivable                                            (15,000)              -
   Accumulated (deficit)                                                  (7,131,865)     (4,414,090)
									------------	------------
	Total stockholders' (deficit)					    (790,469)       (825,193)

									============	============
		Total liabilities and stockholders' (deficit)		$      8,850	$     37,038




				STRATEGIC GAMING INVESTMENTS, INC.
	   		        CONSOLIDATED STATEMENTS OF INCOME





						Unaudited        Unaudited
					       Three months     Three months
						  ended	 	   ended
						 March 31,       March 31,
						   2007		    2006
						===========	===========
Revenue						$	-	$	-

Operating expenses
   General and administrative			  141,757	   19,847
						---------	---------
	Total operating expenses		  141,757	   19,847

	Loss from operations			 (141,757)	  (19,847)

Other income (expenses):
   Amortization of discount on
    convertible notes payable			   (3,783) 	        -
   Loss from rescinded merger		       (2,555,811)		-
   Interest expense on warrants with
    convertible notes payable			  (12,260)		-
   Interest expense				   (4,165)	     (207)
						---------	---------
	Total other income (expenses)	       (2,576,020)	     (207)
						---------	---------

(Loss) before provision for income tax
  and other comprehensive income / (loss)       (2,717,776)	  (20,054)
						---------	---------

Provision for income tax				-		-

(Loss) before other comprehensive
  income / (loss)			       (2,717,776)	  (20,054)
						---------	---------

Other comprehensive income / (loss)			-		-


Net (loss)				      $(2,717,776)	$ (20,054)
						=========	=========


Basic and diluted (loss) per common		$   (0.31)	$   (0.20)
 share
						=========	=========
Basic and diluted weighted
 average common shares outstanding 		8,753,804	   98,804
						=========	=========



				STRATEGIC GAMING INVESTMENTS, INC.
	   		       CONSOLIDATED STATEMENTS OF CASH FLOW



						         Unaudited 	Unaudited
						 	Three months   Three months
							   ended   	  ended
						          March 31, 	 March 31,
							    2007       	   2006
							===========	===========
Cash flows from operating activities:
  Net loss					       $(2,717,776)	$  (20,054)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes in operating assets and liabilities:
   Interest expense on warrant with convertible
    notes payable					    12,260		 -
   Amortization of discount on convertible
    notes payable					     3,783		 -
   Loss associated with rescinded merger		 2,465,000		 -
   Depreciation and amortization			       942		 -
   (Increase) / decrease in prepaid  expenses		       999		 -
   (Increase) / decrease in loans receivable		     8,228		 -
   Increase / (decrease) in accounts payable		       637	     9,195
   Increase / (decrease) in accrued interest 		     4,155		 -
   Increase / (decrease) in deferred payroll		    33,753		 -
   Increase / (decrease) in contingency payable		   	 -	   (12,500)
							----------	----------

	Net cash used by operating activities		  (188,018)	   (23,360)

Cash flows from investing activities:

	Net cash provided by investing activities	   	 -		 -


Cash flows from financing activities:
   Advance from related party				     2,500	    23,360
   Proceeds from issuance of convertible notes payable	   167,500		 -
							----------	----------

	Net cash provided by financing activities	   170,000	    23,360
							----------	----------

Net increase in cash					   (18,018)		 -


Cash, beginning of period				    25,215		 -
							----------	----------

Cash, end of period					     7,196	$	 -
							==========	==========

   Fair value of warrants issued with convertible
    notes payable					   217,758		 -
   Discount on convertible notes payable		    69,742		 -
							==========	==========







                      STRATEGIC GAMING INVESTMENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 18, 2007.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of the information that historically has not been recognized in the calculation of net income. For the period ended March 31, 2007, this amount did not vary from net loss from operations.


Going Concern
As discussed in the Form 10-KSB for the year ended December 31, 2006, the Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a "going concern", which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company is not a going concern and currently has no assets or continuing source of revenues and the liabilities record as basis of going concern do not reflect any adjustments due to the Companies inabilities to pay them. Management is currently discussing with creditors if, when and how they might those obligation might be paid. Management is looking at potential business opportunities and there is no guarantee any will come to fruition that action can be taken.


NOTE 2 - BUSINESS COMBINATION

On January 11, 2007, SGME and Neolink Wireless Content, Inc., a Nevada corporation ("Neolink"), closed a merger transaction ("Merger") whereby Neolink became a wholly-owned subsidiary of SGME. The Merger is evidenced by a Merger and Share Exchange Agreement ("Merger Agreement").

Pursuant to the terms of the Agreement, SGME issued the stockholders of Neolink, on a pro-rated basis, a total of One Million (1,000,000) shares of common stock, $0.001 par value, in consideration for 100% of the issued and outstanding capital stock of Neolink. Of those 1,000,000 issued the 500,000 shares of common stock to Donald Beck and 100,000 shares of common stock to John Padon. Mr. Beck is an officer of The Ultimate Poker League, Inc. and Mr. Padon is a director of The Ultimate Poker League, Inc. Both individuals are shareholders of the Company through its acquisition of The Ultimate Poker League on April 18, 2006. After the Merger, Mr. Beck and Mr. Padon each have 600,000 and 125,000 shares of common stock, respectively. In addition, SGME has provided approximately $90,000 of additional financing to Neolink. The Funding was utilized necessary in connection with Neolink's business, operations and affairs.

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

As a result of the termination of the merger, SGME issued 800,000 shares of its common stocks at market price of $3.10 per share and received $15,000 in exchange. SGME recorded a loss of $2,555,000 from rescinded merger in the 1st quarter of 2007.


NOTE 3 - STOCKHOLDERS' EQUITY

As of March 31, 2007, there were 8,847,137 shares of common stock outstanding.

On January 11, 2006, in conjunction with the Merger discussed in Note 2, the Company issued 1,000,000 shares of common stock, with 200,000 in transit to be cancelled per the terms of the Rescission.


NOTE 4 - NOTES PAYABLE

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

At March 31, 2007, the Company had approximately $287,500 of convertible notes payable to an unrelated company, principal and interest at 8%, payable three years from the date of issuance, secured by 718,750 shares of common stock and 287,500 warrants. Principal is convertible into common stock at a conversion price of $0.40 per share of common stock. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $287,500, for the fair value of the warrants and beneficial conversion feature; as of March 31, 2007, the debt is stated net of the unamortized discount of $16,043.

Beneficial Conversion Feature of Debt
In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognizes the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized as interest expense over the remaining outstanding period of related debt. For the period ended March 31, 2007, debt discount of approximately $65,959 was recorded and $3,782 was amortized to interest expense.

Warrants issued in connection with notes payable
In connection with  the  issuance of the promissory notes payable (discussed in
Note 5), the warrants grant the holders the right to purchase in aggregate 287,500 shares of common stock at an exercise price of $0.40 per share from the Company. The Company, in accordance with APB Opinion No. 14, recorded these debts and related warrants as separate securities. The warrants have a term of approximately ten years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $217,758, which was charged to additional paid-in capital with a corresponding discount on the notes payable, a reduction of the carrying amount of the debt. The discount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 74% - 89% average volatility, 4.65% average risk-free interest rate, a ten-year life and an underlying common stock value of $2.40 - $3.75 per share. For the period ended March 31, 2007, debt discount of approximately $12,260 was amortized to interest expense.

                                                                Weighted
                                                Number of        Average
                                                  Shares      Exercise Price
					       ------------   --------------
Balance, December 31, 2006                               --               --
         Warrants granted and assumed     	    287,500              .40
         Warrants expired                        	 --               --
         Warrants canceled                       	 --               --
         Warrants exercised                      	 --               --
					       ------------   --------------
Balance, March 31, 2007                           $ 287,500           $  .40

 As  of  March  31,  2007,  all  warrants outstanding  are exercisable.


NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2007, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $64,177. This loan is non-interest bearing and has no due date assigned to it. This amount is in addition to $28,337 in accrued payroll, which is discussed in Note 4.

As of March 31, 2007, Matthew Schultz, the Company's Vice-President and Chairman, has loaned the Company the sum of $48,889. This loan is non-interest bearing and has no due date assigned to it.

As of March 31, 2007, Jason Griffith, the Company's Chief Financial Officer and a Director, has loaned the Company the sum of $42,662. Of this amount, $30,000 is in the form of accounts payable for accounting services rendered. This loan is non-interest bearing and has no due date assigned to it. This amount is in addition to $31,250 in accrued payroll, which is discussed in Note 4.

As of March 31, 2007, Anthony Marsiglia, the President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.

As of March 31, 2007, the Company had $59,587 in accrued payroll, payable to the Company's officers.

On January 11, 2007, the Company closed a merger transaction with Neolink Wireless Content, Inc. Pursuant to the terms of the Agreement, SGME issued the 500,000 shares of common stock to Donald Beck and 100,000 shares of common stock to John Padon. Mr. Beck is an officer of The Ultimate Poker League, Inc. and Mr. Padon is a director of The Ultimate Poker League, Inc. Both individuals are shareholders of the Company through its acquisition of The Ultimate Poker League on April 18, 2006. After the Merger, Mr. Beck and Mr. Padon each have 600,000 and 125,000 shares of common stock, respectively.


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

As  of  March  31, 2007, the  Company  had  $7,775  in  intangible  assets  and management has determined those assets to have finite useful lives. The intangible assets that make up that amount include trademark rights of $275 (15-year estimated useful life) and website development cost of $7,500 (2-year estimated useful life). Both are amortized using the straight-line method. The amortized value at March 31, 2007, was $1,654.


NOTE 7 - LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit in that the ultimate resolution will not have a material effect on the Company..


NOTE 8 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2007 are as follows:


Deferred tax assets:
   Net operating loss carry forwards	$ 2,078,735
   Stock issued for services  		    866,250
					-----------
					  2,944,985

Deferred tax assets:
   Depreciation and amortization	     (1,319)
					-----------
					     (1,319)

Net deferred tax asset			  2,943,666
Less valuation allowance		 (2,943,666)
					-----------

					$         -
					===========


At March 31, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $2,078,735. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of March 31, 2007 was $2,943,666.


NOTE 9 - SUBSEQUENT EVENTS

On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual
Release  of  Claims  ("Settlement  Agreement") relating to the Merger.   Please
refer to Note 2 for further details.







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

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, the continued growth of the lodging industry, the success of our product-development, marketing and sales activities, vigorous competition in the lodging industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 18, 2007.

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

Pursuant to the terms of the Agreement, SGME issued the stockholders of Neolink, on a pro-rated basis, a total of One Million (1,000,000) shares of common stock, $0.001 par value, in consideration for 100% of the issued and outstanding capital stock of Neolink. Of those 1,000,000 issued the 500,000 shares of common stock to Donald Beck and 100,000 shares of common stock to John Padon. Mr. Beck is an officer of The Ultimate Poker League, Inc. and Mr. Padon is a director of The Ultimate Poker League, Inc. Both individuals are shareholders of the Company through its acquisition of The Ultimate Poker League on April 18, 2006. After the Merger, Mr. Beck and Mr. Padon each have 600,000 and 125,000 shares of common stock, respectively. In addition, SGME has provided approximately $90,000 of additional financing to Neolink. The Funding was utilized necessary in connection with Neolink's business, operations and affairs.

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

As a result of the termination of the merger, SGME issued 800,000 shares of its common stocks at market price of $3.10 per share and received $15,000 in exchange. SGME recorded a loss of $2,555,000 from rescinded merger in the 1st quarter of 2007.

      DESCRIPTION OF REVENUES

      At this time we are not generating revenues. We anticipate that upon the commencement of the Poker League and possibly other gaming centric products that we are presently contemplating, we will generate revenues in the nine months ending September 30, 2007. Until we commence the Poker League, our long-term viability is subject to substantial doubt.

      REVENUE RECOGNITION

      Sales revenue from the Poker League and merchandise sales, once applicable, will be recognized upon receipt.

         Description of Expenses

      Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are not being paid regularly. Over time, general and administrative expenses will increase should our Poker League operations commence.

      RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND 2006

      REVENUES

      We did not realize revenues in the three months ended March 31, 2007 or the three months ended March 31, 2006.

      OPERATING EXPENSES

      General and Administrative - General and administrative expenses were $141,757 for the three months ended March 31, 2007, compared to $19,847 for the three months ended March 31, 2006, representing an increase of $121,910, or 614.2%. Given the limited nature of our operations, the results for the three months ended March 31, 2007 are not necessarily indicative of future fiscal periods. To this end, we expect that our general and administrative expenses, as well as our selling expenses, will increase as our Poker League operations commence.

      For the three months ended March 31, 2007, beneficial conversion discount was $3,783, the loss from the rescinded merger was $2,555,811 and interest expense was $16,426. Interest expense was $207 for the three months ended March 31, 2006.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of $2,717,776 for the three months ended March 31, 2007, compared to a net loss of $20,054 for the three months ended March 31, 2006. The difference of $2,697,722 is principally due to the rescinded merger with Neolink. While we anticipate experiencing additional losses in future quarters, we do not expect that such future losses will be as significant as the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2007, we had $7,196 of cash and cash equivalents, and a working capital deficit of $988,680, as compared to $25,215 of cash and cash equivalents and a working capital deficit of $853,004 at December 31, 2006. In addition, our stockholders' deficit was $790,469 at March 31, 2006, compared to a stockholders' deficit of $825,193 at December 31, 2006.

      Our accumulated deficit increased from $4,414,090 at December 31, 2006 to $7,131,865 at March 31, 2007. Our accumulated deficit will likely increase in the future until such time as we are able to realize profitable operations from the Poker League and other prospective gaming centric initiatives.

      Our operations used net cash of $188,019 during the three months ended March 31, 2007, compared to using $23,360 during the three months ended March 31, 2006, an increase of $164,659 in net cash used.

      Financing activities for the three months ended March 31, 2007 provided $170,000 of net cash, compared to $23,360 of net cash provided for the three months ended March 31, 2006.

      We will require additional capital in the future to become a viable entity and to achieve our long-term business objectives. There can be no assurance that such financing will be made available, or if it is made available, on acceptable terms. If such future financing is procured in the form of equity, the shareholdings of the current stockholders of the Company will be diluted.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, Lawrence S. Schroeder, as well as our chief financial officer, Jason F. Griffith. Mr. Schroeder serves as our principal executive officer, while Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

      There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.




PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        On March 7, 2006, Mark Newburg and Arnoldo Galassi, our former President and Chief Financial Officer, respectively, jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. The litigation is currently in the discovery phase. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)Exhibits.

            31.1  Certification  of our Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of our Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of our President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

      (b)Reports on Form 8-K.

            None.









                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STRATEGIC GAMING INVESTMENTS, INC.

			By: /s/ Lawrence S. Schroeder
			    --------------------------
			    Lawrence S. Schroeder

			    Dated: May 21, 2007

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            OFFICER                        DATE

/s/ Lawrence S. Schroeder	Chief Executive Officer,	May 21, 2007
-------------------------	President and a Director
Lawrence S. Schroeder


/s/ Jason F. Griffith		Chief Financial Officer, 	May 21, 2007
-------------------------	Secretary and a Director
Jason F. Griffith