Form 10QSB
period 2007-06-30
STRATEGIC GAMING INVESTMENTS, INC.
filed 2007-08-21
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

  [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

	For the quarterly period ended: June 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distributi on of
securities under a plan confirmed by court.  			YES [ ]  NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

9,312,137 shares of common stock, $0.001 par value, as of August 14, 2007


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  	YES [ ]  NO [X]


                                  FORM 10-QSB

                              TABLE OF CONTENTS

                                                                                  PAGE

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS.................................................1
             Balance Sheet (Unaudited)...............................................1
             Statement of Operations (Unaudited).....................................2
             Statement of Cash Flows (Unaudited).....................................3
             Notes  to Condensed Consolidated Financial Statements
                    (Unaudited)......................................................4
       ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS................................... 11
       ITEM 3.  CONTROLS AND PROCEDURES.............................................14


PART II - OTHER INFORMATION
       ITEM 1.  LEGAL PROCEEDINGS...................................................14
       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................15
       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................15
       ITEM  4.   SUBMISSION  OF  MATTERS TO A  VOTE  OF  SECURITY
             HOLDERS................................................................15
       ITEM 5.  OTHER INFORMATION...................................................15
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................15

SIGNATURE...........................................................................16


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


		    STRATEGIC GAMING INVESTMENTS, INC.
			CONSOLIDATED BALANCE SHEETS






					 		  Unaudited 	  Audited
					 		    As of 	   As of
							   June 30,	December 31,
							     2007	    2006
							-------------	------------
 ASSETS

Current assets
   Cash				 			$     101,922 	$     25,215
   Prepaid expense				 		    - 		 999
   Loan receivable				 		    - 	       8,228
							-------------	------------
     Total current assets			 	      101,922 	      34,442


Intangible Assets, net of accumulated amortization		  712 	       2,596

Total assets				 		$     102,634 	$     37,038
							=============	============

 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
   Accounts payable (inclusive of $30,000 to related party) $ 192,433 	$    123,276
   Accrued interest from related party		 	       10,843 		   -
   Advances from related parties			      229,152 	     131,158
   Accrued officers' compensation			       98,341 	      25,834
   Loan payable							    - 	     120,000
   Accrued payroll for related party			      461,963 	     461,963
							-------------	------------
     Total current liabilities				      992,732 	     862,231

Convertible notes payable to related party,
   less current maturity of $0,	net of
    unamortized discount of $331,637			       43,113 		   -

Stockholders' (deficit)
   Preferred Stock (25,000,000 shares
     authorized and zero issued and outstanding)		    - 		   -
   Common stock; $.001 par value; 100,000,000
     authorized; 9,447,137 and 8,047,137 shares
     issued and outstanding as of June 30, 2007
     and December 31, 2006, respectively		        9,447 	       8,048
   Additional paid-in capital				   11,830,545 	   3,580,849
   Receivable of shares issued				       (2,500)		   -
   Accumulated (deficit)				  (12,770,703)	  (4,414,090)
							-------------	------------
     Total stockholders' (deficit)			     (933,212)	    (825,193)
							-------------	------------
     Total liabilities and stockholders' (deficit)	$     102,634 	$     37,038
							=============	============

See Accompanying Notes to Financial Statements


				STRATEGIC GAMING INVESTMENTS, INC.
	   		        CONSOLIDATED STATEMENTS OF INCOME




					 Unaudited	 Unaudited	 Unaudited	 Unaudited
					CONSOLIDATED	CONSOLIDATED   CONSOLIDATED	CONSOLIDATED
				       6 months ended 6 months ended  3 months ended   3 months ended
					  June 30, 	 June 30, 	  June 30, 	  June 30,
					    2007	   2006		    2007	    2006
					-----------   --------------	-----------	------------
Revenue			 		$	  -   $		   - 	$	  -	$	   -

Operating expenses
   Compensation expense		 	  4,361,888 			  4,361,888
   Consulting expense		 	  1,031,050 			  1,031,050
   General and administrative		    353,900 	      81,311 	    212,143 	      61,464
					-----------   --------------	-----------	------------
	Total operating expenses	  5,746,838 	      81,311 	  5,605,081 	      61,464
					-----------   --------------	-----------	------------
	Loss from operations	 	 (5,746,838)	     (81,311)	 (5,605,081)	     (61,464)

Other income (expenses):
   Loss from rescinded Merger		 (2,555,811)	 	   - 	          - 	 	   -
   Interest expense		 	    (53,965)		(207)	    (33,757)	 	   -
					-----------   --------------	-----------	------------
	Total other income (expenses)	 (2,609,776)	 	(207)	    (33,757)	 	   -
					-----------   --------------	-----------	------------

Net (loss)			 	$(8,356,614)  $      (81,518)	$(5,638,838)	$    (61,464)
					-----------   --------------	-----------	------------
Basic and diluted
        (loss) per common share		$     (0.56)  $        (0.02)	$     (0.62)	$      (0.01)
					-----------   --------------	-----------	------------
Basic and diluted weighted average
	common shares outstanding	  8,863,804 	   3,350,748 	  9,147,137 	   6,602,693
					===========   ==============	===========	============

See Accompanying Notes to Financial Statements


		  STRATEGIC GAMING INVESTMENTS, INC.
	   	 CONSOLIDATED STATEMENTS OF CASH FLOW





							  Unaudited	  Unaudited
						        6 months ended  6 months ended
							   June 30,	   June 30,
							     2007	     2006
							--------------	--------------
Cash flows from operating activities:
   Net loss				 		$   (8,356,614)	$      (20,055)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
   Changes in operating assets and liabilities:
     Stocks and options issued for services		     5,392,938 	 	     -
     Interest expense on warrant with
       convertible notes payable			        32,733
     Amortization of discount on convertible
       notes payable			 		        10,379 	 	     -
     Loss associated with rescinded merger		     2,468,408
     Depreciation and amortization			         1,885 	 	     -
     (Increase) / decrease in prepaid expenses			   999 	 	     -
     (Increase) / decrease in loans receivable		         8,228 	 	     -
     Increase / (decrease) in accounts payable		        69,157 	         9,195
     Increase / (decrease) in accrued interest		        10,843 		     -
     Increase / (decrease) in officer compensation	        72,507 	 	     -
     Increase / (decrease) in contingency payable		     - 	       (12,500)
							--------------	 -------------
   Net cash used by operating activities		      (288,537)	       (23,360)

Cash flows from investing activities:
   Purchase of property and equipment				     - 	 	     -
							--------------	 -------------
   Net cash provided by investing activities		 	     - 	 	     -

Cash flows from financing activities:
   Advance from related party				        97,994 	        23,360
   Proceeds from stock receivable				12,500		     -
   Proceeds from issuance of convertible notes payable	       254,750		     -
							--------------	 -------------
   Net cash provided by financing activities 		       365,244 	        23,360
							--------------	 -------------
Net increase in cash					        76,707 	 	     -

Cash, beginning of period				        25,215 	 	     -
							--------------	 -------------
Cash, end of period					       101,922 	 $	     -
							==============	 =============
Supplementary disclosure of cash flow information:
   Interest paid			 		$	    10 	 $         207
   Receivable of shares issued			 	$       15,000 	 $	     -
   Fair value of warrants issued with
     convertible notes payable			 	$      282,989 	 $	     -
   Discount on convertible notes payable		$       91,761 	 $	     -


See Accompanying Notes to Financial Statements


              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Description of Business and History - Strategic Gaming Investments, Inc., a Delaware corporation ("SGME" or the "Company"), formerly named Left Right Marketing Technology, Inc., was incorporated in 1973. Prior to June 2003, the Company was involved in various businesses, none of which were successful. On June 30, 2003, the Company executed a binding letter of intent which resulted in a merger with Left Right Marketing & Technology, Inc., a Nevada corporation ("LRMT") in September 2003.

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

NOTE 2 - GOING CONCERN - The Company incurred net losses of approximately $12,758,204 through June 30, 2007, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the combined accounts of Strategic Gaming Investments, Inc., a Delaware Corporation; Strategic Gaming Investments, a Nevada Corporation; and, the Ultimate Poker League, a Nevada Corporation. All material intercompany
transactions and accounts have been   eliminated in consolidation.

NOTE 4 - BUSINESS COMBINATION

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

On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual Release of Claims ("Settlement Agreement") relating to the Merger. The parties mutually decided it was in their respective best interests to terminate the Merger and did so on the following terms: (i) Beck to pay SGME the sum of Fifteen Thousand ($15,000) Dollars for 100% of the issued and outstanding capital stock of Neolink; (ii) Beck and another Neolink stockholder did relinquish a total of Two Hundred Thousand (200,000) shares of SGME common stock issued to them in the Merger; (iii) the employment agreement of Beck was be terminated and the Shares will not be issued; (iv) SGME did assume the real property lease of Neolink as well as the contract for T-1 Internet services; and (v) SGME and Beck have forever released and discharged the other, as well as their spouses, heirs, beneficiaries, shareholders, members, directors, officers, managers, employees, contractors, partners, joint venturers, attorneys, agents, representatives, successors and assigns, as applicable, from any and all contracts and other obligations relating to the Merger.
$12,500 of the $15,000 has been paid as of June 30, 2007.

As a result of the termination of the merger, SGME issued 800,000 shares of its common stocks at market price of $3.10 per share and received $15,000 in exchange. SGME recorded a loss of $2,543,311 from rescinded merger during the six months ended June 30, 2007.

NOTE 5 - INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and other intangible assets be valued and recorded when acquired and amortized over their estimated useful life unless that that life is determined to be indefinite. Intangible assets are required to be tested for impairment and impairment losses, if any, shall be recorded.

As of June 30, 2007, the Company had $7,775 in intangible assets and management has determined those assets to have finite useful lives. The intangible assets that make up that amount include trademark rights of $275 (15-year estimated useful life) and website development cost of $7,500 (2-year estimated useful life). Both are amortized using the straight-line method. The amortized value at June 30, 2007, was $712.

NOTE 6 - SHORT TERM LOANS PAYABLE FROM RELATED PARTIES.

During  December 2006, the Company received  $120,000  as  a  short  term  note
payable from  a  shareholder.   This  note  payable  was  amended  to  become a
convertible note payable in January 2007 (See Note 7).

On June 25, 2007, the Company received $100,000 as an advance to be used towards a potential merger candidate. This note was non-interest bearing and was to be returned immediately if no agreement were reached. On July 24, 2007, Strategic Gaming Investments, Inc., a Delaware corporation ("SGME"), and Power Play Development Corporation, a Nevada corporation ("Power Play"), entered into an Agreement and Plan of Merger ("Agreement") whereby Power Play will merge with and into SGME. On July 30, 2007, the $100,000 advance along with an additional $200,000 was deposited as per the agreement related to the merger. See Subsequent Events Footnote.
					5

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

At June 30, 2007, the Company had approximately $374,750 of convertible notes payable to individuals and entities who are also shareholders, principal and interest at 8%, payable three years from the date of issuance, secured by 718,750 shares of common stock and 287,500 warrants. Principal is convertible into common stock at a conversion price of $0.40 per share of common stock. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $374,750, for the fair value of the warrants and beneficial conversion; as of June 30, 2007, the debt is stated net of the unamortized discount of $331,637 at $43,113.

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

Warrants issued in connection with notes payable
In connection with the issuance of the promissory notes payable, the warrants grant the holders the right to purchase in aggregate 374,750 shares of common stock at an exercise price of $0.40 per share from the Company. The Company, in accordance with APB Opinion No. 14, recorded these debts and related warrants as separate securities. The warrants have a term of approximately ten years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $306,628, which was charged to additional paid-in capital with a corresponding discount on the notes payable, a reduction of the carrying amount of the debt. The discount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 74% - 89% average volatility, 4.65% average risk-free interest rate, a ten-year life and an underlying common stock value of $2.40 - $3.75 per share. For the six months ended June 30, 2007, debt discount of approximately $10,379 was amortized to interest expense.

As of June 30, 2007, none of the convertible notes has been converted into common stock.

                                                   Weighted
                                 Number             Average
                                  of            Exercise Price
                                 Shares
				 -------	--------------
Balance, December 31, 2006            --                    --
 Warrants granted and assumed    287,500        $         0.40
 Warrants expired                     --                    --
 Warrants canceled                    --                    --
 Warrants exercised                   --                    --
				 -------	--------------
Balance, March 31, 2007          287,500   	$         0.40
				 =======	==============
 Warrants granted and assumed     87,250        $         0.40
 Warrants expired                     --                    --
 Warrants canceled                    --                    --
 Warrants exercised                   --                    --
				 =======	==============
Balance, June 30, 2007           374,750        $         0.40
				 =======	==============


   As of June 30, 2007, all warrants outstanding are exercisable.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2007, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $59,671. This loan is non-interest bearing and has no due date assigned to it. This amount is in addition to $50,000 in accrued payroll to Mr. Schroeder.

As of June 30, 2007, Matthew Schultz, the Company's former Vice-President and Chairman, has loaned the Company the sum of $48,889. This loan is non-interest bearing and has no due date assigned to it.

As of June 30, 2007, Jason Griffith, the Company's Chief Financial Officer and a Director, has loaned the Company the sum of $42,662. Of this amount, $30,000 is in the form of accounts payable for accounting services rendered. This loan is non-interest bearing and has no due date assigned to it. This amount is in addition to $48,341 in accrued payroll to Mr. Griffith.

As of June 30, 2007, Anthony Marsiglia, the President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.

As of June 30, 2007, the Company had $98,341 in accrued payroll, payable to the Company's officers.

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

On June 25, 2007, the Company received $100,000 as an advance from a related party to be used towards a potential merger candidate.
This note was non-interest bearing and was to be returned immediately if no agreement were reached. On July 24, 2007, Strategic Gaming Investments, Inc., a Delaware corporation ("SGME"), and Power Play Development Corporation, a Nevada corporation ("Power Play"), entered into an Agreement and Plan of Merger ("Agreement") whereby Power Play will merge with and into SGME.
On July 30, 2007, the $100,000 advance along with an additional $200,000 was deposited as per the agreement related to the merger. See Subsequent Events Footnote.

NOTE 9 - LITIGATION

On March 7, 2006, shareholders Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit in that the ultimate resolution will not have a material effect on the Company.

NOTE 10 - DEFERRED INCOME TAX
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2007 are as follows:



Deferred tax assets:
   Net operating loss carryforwards	$ 2,078,735
   Stock issued for services	 	    866,250
					-----------
	 				  2,944,985

Deferred tax liabilities
   Depreciation and amortization	     (1,319)
					-----------
					     (1,319)

Net deferred tax asset			  2,943,666
Less valuation allowance	 	 (2,943,666)
					-----------
	 				$	  -
					===========

At June 30, 2007, the Company had federal net operating loss ("NOL") carryforwards of approximately $2,078,735. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of June 30, 2007 was $2,943,666.

NOTE 11 - STOCKHOLDERS' EQUITY

As of June 30, 2007, there were 9,447,137 shares of common stock outstanding.

On January 11, 2006, in conjunction with the Merger discussed in Note 4, the Company issued 1,000,000 shares of common stock, with 200,000 in transit to be cancelled per the terms of the Rescission. For logistical reasons, the company issued 600,000 shares related to this merger, for which it will exchange that share certificate for 600,000 shares of the company's stock during the following quarter. The net effect of the additional 600,000 issuance will be negated by the latter cancelling of 600,000 shares.

The company additionally issued options to employees and consultants during the period. The company valued the issuances using Black Scholes model with 10 year terms and $0.50 exercise prices. There were 355,000 options issued to various related party consultants, which were valued at $1,031,050. There were 1,500,000 options issued to employees and officers valued at $4,361,888. The entire amount has been expensed on the financial statements.

Subsequent to June 30, 2007, 300,000 of the options issued to an employee were forgiven and then reissued as 100,000 to that same employee and 200,000 to a different employee. Thus, there was no net change to the total options issued.

NOTE 12 - SUBSEQUENT EVENTS

On June 25, 2007, the Company received $100,000 as an advance (see Note 6) to be used towards a potential merger candidate. On July 24, 2007, Strategic Gaming Investments, Inc., a Delaware corporation ("SGME"), and Power Play Development Corporation, a Nevada corporation ("Power Play"), entered into an Agreement and Plan of Merger ("Agreement") whereby Power Play will merge with and into SGME. On July 30, 2007, the $100,000 advance along with an additional $200,000 was deposited as per the agreement related to the merger.

Power Play is a Massachusetts based marketing and promotions company. Through its poker creations division (www.pokercreations.com), the company offers legally compliant private-branded online poker applications to national brands, portals and corporations seeking to leverage and extend their brands via the growth and interest in poker. Power Play offers its own poker portal direct to the public through its National League of Poker division (www.nlop.com).

Pursuant to the terms of the Agreement, at the closing of the merger ("Closing") SGME will issue that certain number of shares of common stock, and options to purchase shares of common stock (on identical terms as the issued and outstanding options as Power Play immediately prior to the Closing), necessary for Power Play stockholders and option holders, collectively, to hold seventy percent (70%) of the issued and outstanding common stock of SGME, calculated on a fully-diluted basis, immediately following the Closing. The Closing is anticipated to occur in the second half of 2007.

The Agreement contains customary representations, warranties, closing conditions and covenants. Among the covenants, SGME agreed to undertake a private placement of common stock with gross proceeds to SGME of not less than $6,000,000, to be utilized for working capital purposes. SGME expects that this offering will close simultaneously with the closing of the merger.

Under the Agreement, SGME also agreed to loan Power Play $500,000, consisting of (i) $300,000 upon execution and delivery of the Agreement; (ii) $100,000 on or before August 15, 2007; and (iii) $100,000 on or before September 1, 2007. The loan is in the form of a convertible promissory note with interest at the rate of five percent (5%) per annum, which will be cancelled immediately following the Closing. The $300,000 payment was made as per the contract. The $100,000 loan due on or before August 15, 2007 has been informally agreed by both parties to be delayed for a short period of time, due to delays in gathering necessary documents for and by all parties.

On July 30, 2007, S. Matthew Schultz resigned as Chief Operating Officer and Chairman of SGME. Mr. Schultz's resignation did not involve any disagreement with the Company, its officers or directors. Lawrence S. Schroeder, our existing Chief Executive Officer, President and a Director, will assume the Chairman position.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to close the merger with Power Play, dependence on existing management, debt service, domestic or global economic conditions, the inherent uncertainty and costs of prolonged litigation, and changes in federal or state tax laws or the administration of such laws. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 18, 2007.


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

As a result of the termination of the merger, SGME issued 800,000 shares of its common stock at a market price of $3.10 per share and received $15,000 in exchange. SGME recorded a loss of $2,555,000 from the rescinded merger in the three months ended March 31, 2007.

On July 24, 2007, we entered into the Merger Agreement with Power Play whereby Power Play will merge into the Company assuming various conditions to closing are satisfied. There can be no assurance we will be successful in consummating the merger with Power Play.

In addition to the pending merger with Power Play, we are discussing gaming product and service offerings with third parties. There can be no assurance that we will be successful in reaching a definitive agreement regarding any of the proposed opportunities.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. If we are successful in consummating the merger with Power Play we expect to generate revenues immediately following the closing. In addition, there can be no assurance that we will generate revenues from the discussions we are having with various third parties relating to various gaming product and service offerings. In the event we are unsuccessful in closing the merger with Power Play and consummating business relating to ongoing discussions with various third parties regarding other gaming products and services, our long-term viability is subject to substantial doubt.

REVENUE RECOGNITION

Sales revenue relating to the merger with Power Play, and other gaming products and services under discussion, if applicable, will be recognized upon receipt.

DESCRIPTION OF EXPENSES

Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are paid sporadically. In the event we consummate the merger with Power Play, our general and administrative expenses will increase significantly.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND 2006

       REVENUES

  We did not realize revenues for the three months ended June 30, 2007 or June 30, 2006.

       OPERATING EXPENSES

General and Administrative - General and administrative expenses were $212,143 for the three months ended June 30, 2007, compared to $61,464 for the three months ended June 30, 2006, representing an increase of $150,679, or 245%. Given the limited nature of our operations, the results for the three months ended June 30, 2007 are not necessarily indicative of future fiscal periods.

For the three months ended June 30, 2007, beneficial conversion discount was $10,379, the gain from the rescinded merger was $12,500 and interest expense was $27,161. Interest expense was zero for the three months ended June 30, 2006.

       NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $5,626,338 for the three months ended June 30, 2007, compared to a net loss of $61,464 for the three months ended June 30, 2006. The difference of $5,564,874 is principally due to the compensation and consulting expense associated with the issuance of options to purchase shares of common stock to employees and key consultants of the Company. While we anticipate experiencing additional losses in future quarters, we do not expect that such future losses will be as significant as the second quarter of 2007.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND 2006

       REVENUES

 We did not realize revenues for the six months ended June 30, 2007 or June 30, 2006.

       OPERATING EXPENSES

General and Administrative - General and administrative expenses were $353,900 for the three months ended June 30, 2007, compared to $81,311 for the three months ended June 30, 2006, representing an increase of $272,589, or 335%. Given the limited nature of our operations, the results for the six months ended June 30, 2007 are not necessarily indicative of future fiscal periods.

For the six months ended June 30, 2007, beneficial conversion discount was $10,379, the loss from the rescinded merger was $2,543,311 and interest expense was $43,586. Interest expense was $207 for the six months ended June 30, 2006.

       NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $8,344,114 for the six months ended June 30, 2007, compared to a net loss of $81,518 for the six months ended June 30, 2006. The difference of $8,262,596 is principally due to the compensation and consulting expense associated with the issuance of options to purchase shares of common stock to employees and key consultants of the Company, as well as the rescinded merger with Neolink. While we anticipate experiencing additional losses in future periods, we do not expect that such future losses will be as significant as during the six months ended June 30, 2007.

       LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $101,922 of cash and cash equivalents, and a working capital deficit of $890,810, as compared to $25,215 of cash and cash equivalents and a working capital deficit of $837,016 at December 31, 2006. In addition, our stockholders' deficit was $933,212 at June 30, 2007, compared to a stockholders' deficit of $825,193 at December 31, 2006.

Our accumulated deficit increased from $4,414,090 at December 31, 2006 to $12,758,204 at June 30, 2007. Our accumulated deficit will likely increase in the future until such time as we are able to realize profitable operations from either our pending merger with Power Play or from the gaming products and services we are currently discussing with third parties. There can be no assurance that either of the foregoing will occur.

Our operations used net cash of $276,037 during the six months ended June 30, 2007, compared to using $23,360 during the six months ended June 30, 2006, an increase of $252,6177 in net cash used. The significant increase in net cash used by operating activities related to an increase in net loss of $8,295,807, offset, in part, by a loss associated with rescinded merger in the amount of $2,543,911 and non-cash expenses related to stock and options issued for services of $5,393,538, among other things.

Financing activities for the six months ended June 30, 2007 provided $352,744 of net cash, compared to $23,360 of net cash provided during the six months ended June 30, 2006, a difference of $329,384 of net cash provided. The increase in net cash provided by financing activities relates to a $254,750 increase in proceeds from issuance of convertible notes payable, along with a $97,994 advance from a related party.

In addition, the terms of the Merger Agreement with Power Play provide that (a) we must procure a minimum of $6,000,000 in gross equity proceeds from a private placement in order to close the merger with Power Play, the effect of which will have a significant dilutive effect on our existing stockholders, and (b) we satisfy other conditions set forth in the Merger Agreement. There can be no assurance that we will be successful in procuring such financing, without which the merger will not occur. In the event the merger with Power Play does not occur, we will require additional capital to finance, if applicable, other gaming products and services we are currently discussing with third parties. There can be no assurance in achieving such financing or commencing such gaming products and services. If none of the above occurs, our viability is in serious doubt.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was done with the participation of our chief executive officer and president, Lawrence S. Schroeder, as well as our chief financial officer, Jason F. Griffith. Mr. Schroeder serves as our principal executive officer, while Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

       32.1  Certification  of  our   President   and  Chief Financial  Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of  2002  (18  U.S.C. Section
1350)

(b)    Reports on Form 8-K.

       None.

SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    STRATEGIC GAMING INVESTMENTS, INC.
                    (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                    (Registrant)

Date:August 20, 2007	By:   /s/ Lawrence S. Schroeder
			      -------------------------
                              Lawrence S. Schroeder
                        Its:  Chief Executive Officer and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Lawrence S. Schroeder                  Dated:  August 20, 2007
      -------------------------
      Lawrence S. Schroeder

Title: President and Chief Executive Officer of
       Strategic Gaming Investments, Inc.


By:   /s/ Jason F. Griffith                      Dated:  August 20, 2007
      ---------------------
      Jason F. Griffith

Title: Chief Financial Officer and Secretary of
       Strategic Gaming Investments, Inc.