Form 10QSB
period 2007-09-30
STRATEGIC GAMING INVESTMENTS, INC.
filed 2007-11-19
CIK 278165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______________ to _______________

Commission file number: 000-09047

Strategic Gaming Investments, Inc.
(Exact name of small business issuer as
specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2580 Anthem Village Dr., Henderson, NV 89052
(Address of principal executive offices)

(702) 563-1600
(Issuer’s telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☒ NO  ☐

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐ NO ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,447,137 shares of common stock, $0.001 par value, as of November 14, 2007

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

FORM 10-QSB

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Balance Sheets as of September 30, 2007 and December 31, 2006

	As of	As of
	September 30, 2007	December 31, 2006
	Unaudited	Audited
ASSETS
Current assets
Cash	$-	$25,215

Total current assets	-	25,215

Other current assets
Prepaid expense	-	999
Loan receivable	-	8,228
Advances to related party	505,100	-
Total other current assets	505,100	9,227

Intangible Assets, net of accumulated amortization	-	2,596

Total assets	$505,100	$37,038

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable	$224,467	$93,276
Accrued interest	17,531	-
Bank overdraft	1,840
Accounts payable - related parties	74,804	30,000
Advances from related parties	97,440	131,158
Accrued officers' compensation	-	25,834
Short term note payable	-	120,000
Accrued payroll for related party	581,558	461,963
Total current liabilities	997,641	862,231

Convertible notes payable to related party, less current maturity of $0,
net of unamortized discount of $880,965	96,555	-

Stockholders' (deficit)
Preferred Stock (25,000,000 shares
authorized and zero issued and outstanding)	-	-
Common stock; $.001 par value; 100,000,000 authorized;
9,447,137 and 8,047,137 shares issued and outstanding as
of September 30, 2007 and December 31, 2006, respectively	9,448	8,048
Additional paid-in capital	12,433,069	3,580,849
Accumulated (deficit)	(13,031,612)	(4,414,090)
Total stockholders' (deficit)	(589,095)	(825,193)
Total liabilities and stockholders' (deficit)	$505,100	$37,038

Statement of Operations for the 3 and 9 months ended September 30, 2007 and 2006

	As of 3 months ended	As of 3 months ended	CONSOLIDATED 9 months ended	CONSOLIDATED 9 months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$-	$-	$-	$-

Operating expenses
Compensation expense	-	-	4,361,888	-
Consulting expense	-	-	1,031,050	-
General and administrative	195,560	85,270	549,460	166,581

Total operating expenses	195,560	85,270	5,942,398	166,581

Loss from operations	(195,560)	(85,270)	(5,942,398)	(166,581)

Other income (expenses):
Amortization of discount on convertible notes payable	(6,799)	-	(17,178)	-
Loss from rescinded Merger	(20,975)	-	(2,576,786)	-
Interest expense on warrant with convertible notes payable	-	-	(32,733)	-
Interest expense	(37,575)	(172)	(48,428)	(379)
Total other income (expenses)	(65,349)	(172)	(2,675,125)	(379)

(Loss) before provision for income taxes	(260,909)	(85,442)	(8,617,523)	(166,960)
Provision for income taxes	-	-	-	-

Net (loss)	$(260,909)	$(85,442)	$(8,617,523)	$(166,960)

Basic and diluted (loss) per common share	$(0.03)	$(0.01)	$(0.95)	$(0.03)

Basic and diluted weighted average
common shares outstanding	9,447,137	8,045,470	9,091,581	4,915,656

Statement of Cash Flows for the 9 months ended September 30, 2007 and 2006

	9 months ended	9 months ended
	September 30, 2007	September 30, 2006
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	$(8,617,523)	$(166,961)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities:
Stocks and options issued for services / to settle debt	5,392,938	10,000
Increase / (decrease) in stock subscription	2,500	10,000
Interest expense on warrant with convertible notes payable	86,176	-
Amortization of discount on convertible notes payable	10,379	-
Cost associated with rescinded merger	600	-
Loss associated with rescinded merger	2,467,808	-
Depreciation and amortization	2,597	1,884
(Increase) / decrease in prepaid expenses	999	-
(Increase) / decrease in loans receivable	8,228	-
Increase / (decrease) in accounts payable	131,191	22,698
Increase / (decrease) in accounts payable - related party	44,804
Increase / (decrease) in accrued interest	17,531	-
Increase / (decrease) in accrued payroll	93,760	-
Increase / (decrease) in contingency payable	-	(25,000)

Net cash used by operating activities	(358,012)	(157,379)

Cash flows from investing activities:
Liabilities assumed from acquisition		(82,502)
Purchase of property and equipment	-	(5,422)
Net cash used by investing activities	-	(87,924)

Cash flows from financing activities:
Increase in bank overdraft	1,840	-
Advance to (from) related party	(538,818)	61,057
Proceeds from stock receivable	12,500	175,000
Proceeds from issuance of convertible notes payable	857,275	-
Net cash provided by financing activities	332,797	246,057

Net increase in cash	(25,215)	754
Cash, beginning of period	25,215	-
Cash, end of period	(0)	754
Supplementary cash flow information:
Interest paid	10
Receivable of shares issued	15,000
Fair value of warrants issued with convertible notes payable	282,989
Discount on convertible notes payable	91,761

Statement of Stockholders’ Deficit

			Additional			Total
			Paid In	Stock		Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2006	8,047,137	$8,047	$3,580,849	$-	$(4,414,090)	$(825,194)

Shares issued for merger with Neolink	800,000	800	2,479,200	(2,500)	-	2,477,500

Issuance of convertible debt agreements	-	-	377,558	-	-	377,558

Shares issued for settlement of merger rescission	600,000	600	-	-	-	600

Issuance of stock options for services	-	-	1,031,050	-	-	1,031,050

Issuance of stock options of compensation	-	-	4,361,888	-	-	4,361,888

Issuance of convertible debt agreements	-	-	602,524	-	-	602,524

Write off of stock receivable				2,500		2,500

Net loss	-	-	-	-	(8,617,523)	(8,617,523)

Balance, September 30, 2007	9,447,137	$9,447	$12,433,069	$-	$(13,013,612)	$(589,097)

STRATEGIC GAMING INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income”, (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of the information that historically has not been recognized in the calculation of net income. For the period ended June 30, 2007, this amount did not vary from net loss from operations.

Going Concern - The Company incurred net losses of approximately $13,031,612 through September 30, 2007, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual Release of Claims (“Settlement Agreement”) relating to the Merger. The parties mutually decided it was in their respective best interests to terminate the Merger and did so on the following terms: (i) Beck to pay SGME the sum of Fifteen Thousand ($15,000) Dollars for 100% of the issued and outstanding capital stock of Neolink; (ii) Beck and another Neolink stockholder will relinquish a total of Two Hundred Thousand (200,000) shares of SGME common stock issued to them in the Merger; (iii) the employment agreement of Beck will be terminated and the Shares will not be issued; (iv) SGME will assume the real property lease of Neolink as well as the contract for T-1 Internet services; and (v) SGME and Beck have forever released and discharged the other, as well as their spouses, heirs, beneficiaries, shareholders, members, directors, officers, managers, employees, contractors, partners, joint venturers, attorneys, agents, representatives, successors and assigns, as applicable, from any and all contracts and other obligations relating to the Merger.

As a result of the termination of the merger, SGME issued 800,000 shares of its common stocks at market price of $3.10 per share and received $15,000 in exchange. SGME recorded a loss of $2,576,786 from rescinded merger during the nine months ended September 30, 2007.

On July 24, 2007, Strategic Gaming Investments, Inc., a Delaware corporation (“SGME”), and Power Play Development Corporation, a Nevada corporation (“Power Play”), entered into an Agreement and Plan of Merger (“Agreement”) whereby Power Play would merge with and into SGME.

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

 Pursuant to the terms of the Agreement, at the closing of the merger (“Closing”) SGME would have issued that certain number of shares of common stock, and options to purchase shares of common stock (on identical terms as the issued and outstanding options as Power Play immediately prior to the Closing), necessary for Power Play stockholders and option holders, collectively, to hold seventy percent (70%) of the issued and outstanding common stock of SGME, calculated on a fully-diluted basis, immediately following the Closing. The Closing is anticipated to occur in the second half of 2007.

Under the Agreement, SGME also agreed to loan Power Play $500,000, consisting of (i) $300,000 upon execution and delivery of the Agreement; (ii) $100,000 on or before August 15, 2007; and (iii) $100,000 on or before September 1, 2007. The loan is in the form of a convertible promissory note with interest at the rate of five percent (5%) per annum, which will be cancelled immediately following the Closing. See Note 8, Subsequent Events.

NOTE 3 - STOCKHOLDERS’ EQUITY

As of September 30, 2007, there were 9,447,137 shares of common stock outstanding.

On January 11, 2006, in conjunction with the Merger discussed in Note 2, the Company issued 1,000,000 shares of common stock, with 200,000 in transit to be cancelled per the terms of the Rescission.

During the six months ended June 30, 2007, the company retired 75,000 shares of stock that had previously been issued for services.

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

At September 30, 2007, the Company had approximately $977,250 of convertible notes payable to individuals and entities who are also shareholders, principal and interest at 8%, payable three years from the date of issuance, secured by 2,443,125 shares of common stock and 1,492,250 warrants. Principal is convertible into common stock at a conversion price of $0.40 per share of common stock. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $880,695, for the fair value of the warrants and beneficial conversion; as of September 30, 2007, the debt is stated net of the unamortized discount of $880,695 at $96,555.

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

Warrants issued in connection with notes payable

In connection with the issuance of the promissory notes payable, the warrants grant the holders the right to purchase in aggregate 992,250 shares of common stock at an exercise price of $0.40 per share from the Company. The Company, in accordance with APB Opinion No. 14, recorded these debts and related warrants as separate securities. The warrants have a term of approximately ten years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants was determined to be $677,373, which was charged to additional paid-in capital with a corresponding discount on the notes payable, a reduction of the carrying amount of the debt. The discount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 74% - 89% average volatility, 4.65% average risk-free interest rate, a ten-year life and an underlying common stock value of $2.40 - $3.75 per share. For the nine months ended September 30, 2007, debt discount of approximately $20,961 was amortized to interest expense.

As of September 30, 2007, none of the convertible notes has been converted into common stock.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	—	—
Warrants granted and assumed	287,500.40
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2007	287,500	$.40
Warrants granted and assumed	87,250.40
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised

Balance, June 30, 2007	374,750
Warrants granted and assumed	617,500.40
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised

Balance, September 30, 2007	992,250	$.40

As of September 30, 2007, all warrants outstanding are exercisable.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of September 30, 2007, Larry Schroeder, the Company’s President, Chief Executive Officer and a Director, has loaned the Company the sum of $73,123. This loan is non-interest bearing and has no due date assigned to it. This amount is in addition to $48,250 in accrued payroll to Mr. Schroeder.

As of September 30, 2007, Matthew Schultz, the Company’s former Vice-President and Chairman, has loaned the Company the sum of $46,278. This loan is non-interest bearing and has no due date assigned to it.

As of September 30, 2007, Jason Griffith, the Company’s former Chief Financial Officer and a Director, has loaned the Company the sum of $42,662. Of this amount, $30,000 is in the form of accounts payable for accounting services rendered. This loan is non-interest bearing and has no due date assigned to it. This amount is in addition to $71,345 in accrued payroll to Mr. Griffith.

As of September 30, 2007, Anthony Marsiglia, the President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.

As of September 30, 2007, the Company had $98,341 in accrued payroll, payable to the Company’s officers.

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

NOTE 6 - LITIGATION

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

NOTE 7 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2007 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$2,078,735
Stock issued for services	866,250
2,944,985

Deferred tax liabilities
Depreciation and amortization	(1,319)
(1,319)

Net deferred tax asset	2,943,666
Less valuation allowance	(2,943,666)

$-

At September 30, 2007, the Company had federal net operating loss (“NOL”) carry forwards of approximately $2,078,735. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of September 30, 2007 was $2,943,666.

NOTE 8 - SUBSEQUENT EVENTS

On June 25, 2007, the Company received $100,000 as an advance to be used towards a potential merger candidate. On July 24, 2007, Strategic Gaming Investments, Inc., a Delaware corporation (“SGME”), and Power Play Development Corporation, a Nevada corporation (“Power Play”), entered into an Agreement and Plan of Merger (“Agreement”) whereby Power Play will merge with and into SGME. On July 30, 2007, the $100,000 advance along with an additional $200,000 was deposited as per the agreement related to the merger.

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

Pursuant to the terms of the Agreement, at the closing of the merger (“Closing”) SGME will issue that certain number of shares of common stock, and options to purchase shares of common stock (on identical terms as the issued and outstanding options as Power Play immediately prior to the Closing), necessary for Power Play stockholders and option holders, collectively, to hold seventy percent (70%) of the issued and outstanding common stock of SGME, calculated on a fully-diluted basis, immediately following the Closing. The Closing is anticipated to occur in the second half of 2007.

The Agreement contains customary representations, warranties, closing conditions and covenants. Among the covenants, SGME agreed to undertake a private placement of common stock with gross proceeds to SGME of not less than $6,000,000, to be utilized for working capital purposes. SGME expects that this offering will close simultaneously with the closing of the merger.

Under the Agreement, SGME also agreed to loan Power Play $500,000, consisting of (i) $300,000 upon execution and delivery of the Agreement; (ii) $100,000 on or before August 15, 2007; and (iii) $100,000 on or before September 1, 2007. The loan is in the form of a convertible promissory note with interest at the rate of five percent (5%) per annum, which will be cancelled immediately following the Closing. The $300,000 payment was made as per the contract. The $100,000 loan due on or before August 15, 2007 was not made on time.

On July 30, 2007, S. Matthew Schultz resigned as Chief Operating Officer and Chairman of SGME. Mr. Schultz’s resignation did not involve any disagreement with the Company, its officers or directors. Lawrence S. Schroeder, our existing Chief Executive Officer, President and a Director, will assume the Chairman position.

On October 16, 2007, Jason F. Griffith resigned as Chief Financial Officer and Director of Strategic Gaming Investments, Inc. Mr. Griffith’s resignation did not involve any disagreement with the Company, its officers or directors. Lawrence S. Schroeder, our existing Chief Executive Officer, President and Chairman, will assume the Chief Financial Officer position.

On October 11, 2007, the Agreement and Plan of Merger (“Merger Agreement”) dated July 24, 2007 between Strategic Gaming Investments, Inc. (“Company”) and Power Play Development Corporation (“PPDC”) was terminated.

As a result of the termination of the Merger Agreement, the Five Hundred Thousand ($500,000) Dollars in loans made by the Company to PPDC, evidenced by a convertible promissory note (“Note”), has been converted into Two Million Five Hundred (2,500,000) shares of common stock of PPDC.

On October 22, 2007, an Agreement (“Agreement”) was entered into by and between the Company, PPDC and several third parties. Pursuant to the terms of the Agreement, the Company is entitled to receive Two Million Five Hundred Thousand (2,500,000) shares of common stock of PPDC if PPDC receives $4,000,000 in financing on or before December 22, 2007 from third parties. There can be no assurance that such financing will occur.

In addition, in the event that the Company is (i) negotiating a third party transaction that requires a non-exclusive license of technology owned by PPDC, or (ii) has concluded a transaction that requires a non-exclusive license to the PPDC’s technology, then, in either event, PPDC shall use its best efforts to provide a non-exclusive license to the Company relating to its technology on reasonably favorable terms and conditions; provided, however, that the foregoing obligations of PPDC shall expire on October 22, 2010.

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

On January 11, 2007, SGME and Neolink Wireless Content, Inc., a Nevada corporation ("Neolink"), closed a merger transaction ("Merger") whereby Neolink became a wholly-owned subsidiary of SGME. The Merger is evidenced by a Merger and Share Exchange Agreement ("Neolink Merger Agreement").

Pursuant to the terms of the Neolink Merger Agreement, SGME issued the stockholders of Neolink, on a pro-rated basis, a total of One Million (1,000,000) shares of common stock, $0.001 par value, in consideration for 100% of the issued and outstanding capital stock of Neolink. Of the 1,000,000 shares issued, 500,000 shares of common stock were issued to Donald Beck (“Beck”) and 100,000 shares of common stock to John Padon. Mr. Beck is an officer of The Ultimate Poker League, Inc. and Mr. Padon is a director of The Ultimate Poker League, Inc. Both individuals are shareholders of the Company through its acquisition of The Ultimate Poker League on April 18, 2006. After the Merger, Mr. Beck and Mr. Padon each have 600,000 and 125,000 shares of common stock, respectively. In addition, SGME has provided approximately $90,000 of additional financing to Neolink. The funding was utilized in connection with Neolink's business, operations and affairs.

On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual Release of Claims ("Settlement Agreement") relating to the Merger. The parties mutually decided it was in their respective best interests to terminate the Merger and did so on the following terms: (i) Beck paid SGME the sum of Fifteen Thousand ($15,000) Dollars for 100% of the issued and outstanding capital stock of Neolink; (ii) Beck and another Neolink stockholder relinquished a total of Two Hundred Thousand (200,000) shares of SGME common stock issued to them in the Merger; (iii) the employment agreement of Beck was terminated; (iv) SGME assumed the real property lease of Neolink as well as the contract for T-1 Internet services; and (v) SGME and Beck forever released and discharged the other, as well as their spouses, heirs, beneficiaries, shareholders, members, directors, officers, managers, employees, contractors, partners, joint venturers, attorneys, agents, representatives, successors and assigns, as applicable, from any and all contracts and other obligations relating to the Merger.

As a result of the termination of the merger with Neolink, SGME issued 800,000 shares of its common stock at a market price of $3.10 per share and received $15,000 in exchange. SGME recorded a loss of $2,555,000 from the rescinded merger in the three months ended March 31, 2007.

On July 24, 2007, SGME entered into an Agreement and Plan of Merger (“PPDC Merger Agreement”) with Power Play Development Corporation (“PPDC”). On October 11, 2007, the PPDC Merger Agreement was terminated. Pursuant to the termination of the PPDC Merger Agreement, the Company is entitled to receive Two Million Five Hundred Thousand (2,500,000) shares of common stock of PPDC if PPDC receives $4,000,000 in financing on or before December 22, 2007 from third parties. There can be no assurance that such financing will occur. In addition, in the event that the Company is (i) negotiating a third party transaction that requires a non-exclusive license of technology owned by PPDC, or (ii) has concluded a transaction that requires a non-exclusive license to the PPDC’s technology, then, in either event, PPDC shall use its best efforts to provide a non-exclusive license to the Company relating to its technology on reasonably favorable terms and conditions; provided, however, that the foregoing obligations of PPDC shall expire on October 22, 2010.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. There can be no assurance that we will generate revenues from any of our prospective gaming product and service offerings. Accordingly, our long-term viability is subject to substantial doubt.

REVENUE RECOGNITION

Sales revenue relating to any future gaming product and service offerings, if applicable, will be recognized upon receipt.

Description of Expenses

Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our officers are paid sporadically.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

   REVENUES

We did not realize revenues for the three months ended September 30, 2007 or September 30, 2006.

   OPERATING EXPENSES

General and Administrative - General and administrative expenses were $195,560 for the three months ended September 30, 2007, compared to $85,270 for the three months ended September 30, 2006, representing an increase of $110,290, or 129%.

OTHER EXPENSES

For the three months ended September 30, 2007, amortization of discount on convertible notes payable was $6,799, loss from rescinded merger was $20,975, and interest expense was $37,575.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $260,909 for the three months ended September 30, 2007, compared to a net loss of $85,442 for the three months ended September 30, 2006, an increase of $175,467, or 205%. The increase in net loss is attributable to an increase of $91,402 in operating expenses, and an increase in interest expense in the amount of $37,403.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

   REVENUES

We did not realize revenues for the nine months ended September 30, 2007 or September 30, 2006.

   OPERATING EXPENSES

General and Administrative - General and administrative expenses were $5,942,398 for the nine months ended September 30, 2007, compared to $166,581 for the nine months ended September 30, 2006, representing an increase of $5,775,817, or 5,609%. The substantial increase in operating expenses relates to the $4,361,888 increase in compensation expense, a $1,031,050 increase in consulting expense, and a $382,879 increase in general and administrative expense.

OTHER EXPENSES

For the nine months ended September 30, 2007, amortization of discount on convertible notes payable was $17,178, loss from rescinded merger was $2,576,786, interest expense on warrants with convertible notes payable was $32,733, and interest expense was $48,428. Interest expense was $379 for the nine months ended September 30, 2006.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $8,617,523 for the nine months ended September 30, 2007, compared to a net loss of $166,960 for the nine months ended September 30, 2006, an increase of $8,450,563, or 5,061%. The substantial increase in net loss relates to an increase in operating expenses of $5,756,929, and an increase in other expenses of $2,674,746.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had zero in cash and cash equivalents, and a working capital deficit of $997,641, as compared to $25,215 of cash and cash equivalents and a working capital deficit of $853,004 at December 31, 2006. In addition, our stockholders' deficit was $570,207 at September 30, 2007, compared to stockholders' deficit of $825,193 at December 31, 2006.

Our accumulated deficit increased from $4,414,090 at December 31, 2006 to $13,031,612 at September 30, 2007.

Our operations used net cash of $358,012 during the nine months ended September 30, 2007, compared to $147,379 used during the nine months ended September 30, 2006, an increase of $210,633 in net cash used.

Our investing activities provided zero cash during the nine months ended September 30, 2007, and used $87,924 in the nine months ended September 30, 2006.

Financing activities for the nine months ended September 30, 2007 provided $332,797 of net cash, as compared to $236,057 during the nine months ended September 30, 2006.

Given the recent termination of the PPDC Merger Agreement, the absence of revenue generating operations, and no cash on hand, our viability is in serious doubt.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was undertaken by our chief executive officer, president, and chief financial officer, Lawrence S. Schroeder. Mr. Schroeder serves as our principal executive officer as well as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 7, 2006, Mark Newburg and Arnoldo Galassi, our former President and Chief Financial Officer, respectively, jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. A settlement conference has been scheduled. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2007, the Company issued convertible notes payable in the original principal amount of $602,500. The terms of the convertible notes payable provide for a term of three (3) years, simple interest at the rate of 8% per annum, payable in arrears on the first, second and third anniversaries thereof, and convertible at the rate of $0.40 per share. In connection with the issuance of the Notes, the Company issued the holders thereof, collectively, warrants to purchase 602,500 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years.

During the three months ended, September 30, 2007, the Company made loans to PPDC in the original principal amount of $490,000. Upon the termination of the PPDC Merger Agreement, all principal and interest relating to the loans made to PPDC was converted into Two Million Five Hundred (2,500,000) shares of common stock of PPDC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

   31.1  Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of our President, Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)	Reports on Form 8-K.

(i)	Current Report on Form 8-K, dated July 30, 2007, relating to the execution of the Agreement and Plan of Merger between the Company and Power Play Development Corporation.

(ii)	Current Report on Form 8-K, dated October 16, 2007, relating to the resignation of Jason F. Griffith as Chief Financial Officer and a Director.

(iii)	Current Report on Form 8-K, dated November 7, 2007, relating to the termination of the Agreement and Plan of Merger between the Company and Power Play Development Corporation.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC GAMING INVESTMENTS, INC. (Registrant)

Date: November 19, 2007	By:	/s/ Lawrence S. Schroeder
Lawrence S. Schroeder
Its: Chief Executive Officer and President