Form 10KSB
period 2007-12-31
STRATEGIC GAMING INVESTMENTS, INC.
filed 2008-03-31
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

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

      Check  whether  the  issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                YES [X]  NO [ ]

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,246,013 ($0.75 per share as of March 26, 2008).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value, 12,475,998 shares (as of March 26, 2008).

  DOCUMENTS INCORPORATED BY REFERENCE

  None.

                              TABLE OF CONTENTS

								       Page
PART I

Item 1.Description of Business                              		1
Item 2.Description of Property                             		5
Item 3.Legal Proceedings                                    		5
Item 4.Submission of Matters to a Vote of Security Holders  		5


PART II

Item 5. Market for Common Equity and Related Stockholder Matters      	6
Item 6. Management's Discussion and Analysis of Financial Condition
	and Results of Operations					8
Item 7. Financial Statements                                            13
Item 8. Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure					28
Item 8A.Controls and Procedures                                         28
Item 8B.Other Information-                                              29


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act		29
Item 10.Executive Compensation                                          31
Item 11.Security Ownership of Certain Beneficial Owners and Management  32
Item 12.Certain Relationships and Related Transactions                  33
Item 13.Exhibits                                                        34
Item 14 Principal Accountant Fees and Services                          34

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

      At this time we have no business operations. The Company is

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

      On April 16, 2007, SGME and Beck entered into a Settlement Agreement and Mutual Release of Claims ("Settlement Agreement"). The parties mutually decided it was in their respective best interests to terminate the relationship and did so on the following terms:

   (i) Beck purchased 100% of the Neolink shares issued to SGME at the time of merger for a purchase price of $15,000;
   (ii) 200,000 shares of the common stock issued to Neolink shareholders were returned to SGME by Beck and one additional Neolink shareholder;
   (iii) The employment agreement between SGME and Beck was terminated and Beck waived his rights to the consideration relating to the SGME shares stipulated therein'
   (iv) Neolink retained liability for all debts incurred during the course of their business both prior to the merger and subsequent to the merger, with the exception of the lease and T-1 line agreements for the Las Vegas office. SGME assumed the foregoing two liabilities only; and
   (v) SGME and Beck have forever released and discharged the other, as well as their spouses, heirs, beneficiaries, shareholders, members, directors, officers, managers, employees, contractors, partners, joint venturers, attorneys, agents, representatives, successors and assigns, as applicable, from any and all contracts and other obligations relating to the Merger.

POWER PLAY DEVELOPMENT CORPORATION

      On July 24, 2007, the Company and Power Play Development Corporation, a Nevada corporation ("Power Play"), entered into an agreement and plan of merger ("Agreement") whereby Power Play will merge with and into the Company.

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

      TERMINATION OF THE AGREEMENT

      On October 11, 2007, the Agreement was terminated. As a result of the termination of the Agreement, $500,000 in loans made by the Company to PPDC, evidenced by a convertible promissory note, has been converted into 2,500,000 shares of common stock of Power Play.

      On October 22, 2007, an agreement was entered into by and between the Company, Power Play and several third parties. Pursuant to the terms of such agreement, the Company is entitled to receive 2,500,000 shares of common stock of Power Play if Power Play receives $4,000,000 in financing on or before December 22, 2007 from third parties. Such financing did not occur and the Company did not receive additional shares of common stock of Power Play.


BUSINESS

      The Company has no current business operations. The Company is presently seeking a company with business operations and significant growth opportunities regarding a potential merger.

EMPLOYEES

      The Company currently has one employee.

ITEM 2.     DESCRIPTION OF PROPERTY.

      Our office is located at 2580 Anthem Village Dr., Henderson, NV 89052. Our lease is on a month-to-month basis at the rate of $1,000 per month.

ITEM 3.     LEGAL PROCEEDINGS.

      In March 2006, the Company's registered agent was served in the matter of Mark Newburg and Arnoldo Galassi vs. CrazyGrazer.com, LLC; Left Right Marketing Technology, Inc., a Delaware Corporation; Hall Communications, Inc., a Nevada Corporation; Case No. A 500824. Mr. Newburg formerly served as our Chief Operating Officer and Senior Vice President and is alleging he is owed back salary of over $50,000, as well as repayment of a note payable of $130,554.12. The Company will file a responsive pleading shortly denying each of his allegations and fully intends to defending its position that Mr. Newburg is not entitled to any monies. The complaint also seeks to resolve an issue of responsibility for payroll taxes due to the Internal Revenue Service by Left Right Marketing Technologies, Inc. a Nevada corporation, pre-dating new management. Mr. Galassi, our former Chief Financial Officer, is alleging he is owed back salary of over $50,000. The Company filed a responsive pleading denying Mr. Galassi's allegations. In March 2008, a settlement was entered into by the parties and a confession of judgment was entered in District Court, Clark County, which provided as follows: the Company to pay $2,000 by March 7, 2008, and $3,000 per month to be paid beginning on April 1, 2008 and concluding on September 1, 2008, and the sum of 250,000 shares of common stock of the Company. Upon the foregoing payments being made, the Company is released and forever discharged from any and all claims, actions, or otherwise, of Mark Newburg and Arnaldo Galassi


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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


           	  FY2008	   FY2007   	   FY2006
	      (as of 3/26/08)
	      ---------------	------------	------------
              High       Low	High	Low	High	Low
	      ----	 ----	----	----	----	----
1st Quarter   1.50       0.60   3.75	2.40	9.50	6.50
2nd Quarter                     3.15	2.55	6.50	5.00
3rd Quarter                     3.15	1.70	6.50	5.00
4th Quarter                     1.70	1.50	6.25	3.75


Through August 25, 2003, we traded under the symbol "GBTE". From August 26, 2003, through September 23, 2003, as a result of our name change, our trading symbol was changed from "GBTE" to "LRMKV." On September 24, 2003, our symbol was changed to "LRMK." On September 21, 2005, our symbol was changed to "LRMT." On or about April 18, 2006, our symbol was changed to "SGME." The last reported sales price of our common stock was $0.75 as of March 26, 2008.

      As of March 26, 2008, we had approximately 77 stockholders of record.

DIVIDENDS

      We have never declared or paid dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock, which are not anticipated, will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

STOCK OPTION AND INCENTIVE PLAN

      In May 29, 2007, our board of directors approved the 2007 Stock Option and Incentive Plan ("Plan"). There are two million (2,000,000) shares of common stock reserved for issuance pursuant to the Plan. As of March 26, 2008, we have issued options to purchase 2,000,000 shares of common stock to a total of eleven (11) parties. All of the options are exercisable at a price of $0.50 per share. The Plan still requires the approval of our common stockholders.

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

      In the three months ended December 31, 2006, the Company issued promissory notes in the original principal amount of $120,000. The notes bear simple interest at the rate of 8% per annum, have a term of three (3) years, and are convertible at any time into shares of common stock at the rate of $0.40 per share. In addition, the Company issued warrants to purchase 120,000 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years. The notes and warrants were purchased by accredited investors and were issued pursuant to the exemption from securities registration provided by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      In the twelve months ended December 31, 2007, the Company issued notes in the original principal amount of $965,945. The notes bear simple interest at the rate of 8% per annum, have a term of three (3) years, and are convertible at any time into shares of common stock at the rate of $0.40 per share. The Company issued warrants to purchase 965,945 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years. In addition, the Company issued warrants to purchase 500,000 shares, exercisable at $0.35 per share for a period of ten (10) years. The notes and warrants were purchased by, or issued to, accredited investors and were issued pursuant to the exemption from securities registration provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      In the three months ended March 31, 2008, the Company issued Notes in the original principal amount of $10,000. The notes bear simple interest at the rate of 8% per annum, have a term of three (3) years, and are convertible at any time into shares of common stock at the rate of $0.40 per share. The Company issued Warrants to purchase 10,000 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years. In addition, the Company issued warrants to purchase 800,000 shares, exercisable at $0.35 per share for a period of ten (10) years. The notes and warrants were purchased by, or issued to, accredited investors and were issued pursuant to the exemption from securities registration provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

      On March 16, 2008, holders of all outstanding convertible promissory notes, in the collective original principal amount of $1,095,945, and accrued interest of $65,600, converted into 2,903,861 shares of common stock at the conversion rate of $0.40 per share.

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

      Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our operating results, future performance and operations, capital spending, sources of liquidity, financing source and the possibility of merging the Company with a suitable third party entity. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein.

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

      On April 18, 2006, we consummated a merger and share exchange with Strategic Gaming Investments, Inc., a Nevada corporation, including its wholly-owned subsidiary, The Ultimate Poker League, Inc., a Nevada corporation. In conjunction with the merger and share exchange, we (a) exchanged 7,650,000 shares of our common stock for 100% of the issued and outstanding common stock of Strategic Gaming Investments, Inc. and The Ultimate Poker League, Inc., (ii) amended our articles of incorporation to change our name to Strategic Gaming Investments, Inc., and (iii) effected a change of its trading symbol from "LRMT" to "SGME". At this time we have no business operations. We are, however, exploring the possibility of merging with a third party with significant growth opportunities. At this time, there can be no assurance that the foregoing will occur.

      DESCRIPTION OF REVENUES

      We currently have no business operations and, accordingly, are generating revenues.


      DESCRIPTION OF EXPENSES

      Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our sole officer is not being paid.

      RESULTS OF OPERATIONS

      COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

      REVENUES

      We did not realize revenues during fiscal year 2007 or 2006. OPERATING EXPENSES

      Operating expenses were $6,142,198 for the twelve months ended December 31, 2007, compared to $287,666 for the twelve months ended December 31, 2006, representing an increase of $5,859,033, or 2,069.1%. The increase relates to an increase of $4,361,888 in compensation expense related to the issuance of warrants and options to employees, consultants and investors, an increase of $1,175,129 in consulting expense, and an increase in general and administrative expenses of $317,515. However, given our current lack of business operations, the results for the twelve months ended December 31, 2007 are not necessarily indicative of future fiscal periods.

      OTHER EXPENSES

      Other expenses were $2,810,697 for the twelve months ended December 31, 2007, compared to $10,680 for the twelve months ended December 31, 2006, representing an increase of $2,800,017, or 2,621.7%. The increase relates to a $78,012 increase in amortization of discount on convertible notes payable, a $2,576,786 increase in loss from rescinded merger, a $59,973 increase in interest expense on warrant with convertible notes payable, and an $85,247 increase in interest expense.

      NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

      We realized a net loss of $$2,810,696 for the twelve months ended December 31, 2007, compared to $298,346 during the twelve months ended December 31, 2006. It is likely that we will incur losses in future fiscal periods.

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2007, we had negative cash of $7,116, and a working capital deficit of $624,029, as compared to $25,215 of cash and a working capital deficit of $853,004 at December 31, 2006. Our stockholders' deficit was $815,774 at December 31, 2007, compared to a stockholders' deficit of $825,193 at December 31, 2006, a decrease of $9,419.

      Operating activities used net cash of $476,943 during the twelve months ended December 31, 2007, compared to $264,917 used during the same period in 2006, an increase of $212,026.

      Investing activities used net cash of zero in cash during the twelve months ended December 31, 2007, as compared to using net cash of $87,924 during the twelve months ended December 31, 2006, a decrease of $87,924.

      Financing activities provided net cash of $451,729 for the twelve months ended December 31, 2007, compared to $378,056 in net cash provided for the twelve months ended December 31, 2006.

      As we currently have no business operations, and are presently exploring the possibility of merging with a third party entity with significant growth prospects, we anticipate keeping our expenses to a minimum. We will require additional capital in the future should we be successful in our efforts to merge with a third party. There can be no assurance that such merger will occur or that we will find such sufficient financing in connection therewith. In the event we are successful in merging with a third party, significant dilution will likely be incurred by our existing common stockholders.


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

                         RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF NET LOSSES AND LOSSES MAY CONTINUE IN THE FUTURE.

      Since our inception we have not been profitable and have reported net losses. For the years ended December 31, 2007 and December 31, 2006 we incurred net losses of $2,810,695 and $298,346, respectively. Our accumulated deficit as of December 31, 2007 was $13,366,985. No assurance can be given that we will be successful in reaching or maintaining profitable operations, particularly given our lack of current business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

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

      Our common shares are currently quoted for public trading on the Over-the-Counter Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited or no business operations. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance. Further, until such time as we are an operating company, it is unlikely that a measurable trading market will exist for our common stock.

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

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO FINANCE A MERGER OR FUTURE BUSINESS OPERATIONS, IF ANY, WHICH MAY NOT BE AVAILABLE ON TERMS FAVORABLE TO US, IF AT ALL, AND IF FUNDING IS OBTAINED, OUR STOCKHOLDERS WILL INCUR IMMEDIATE DILUTION.

      Given our historical operating results, obtaining financing will be extremely difficult. This is further compounded by the extremely limited liquidity in our common stock and the lack of business operations. Financing, if available, will likely be significantly dilutive to our common stockholders and will not necessarily improve the liquidity of our common stock without a vast improvement in our operating results. In the event we are unsuccessful in procuring adequate financing, our financial condition and results of operations will be further materially adversely affected.

OUR AUDITOR'S REPORT STATES THAT WITHOUT REALIZATION OF ADDITIONAL CAPITAL, IT WILL BE UNLIKELY FOR US TO CONTINUE AS A GOING CONCERN.

      As a result of our deficiency in working capital at December 31, 2007 and other factors, our auditors have stated in their report that there is substantial doubt about our ability to continue as a going concern. In addition, the Company's cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.     FINANCIAL STATEMENTS.



              STRATEGIC GAMING INVESTMENTS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



      Report of Independent Certified Public Accountants................14

      Consolidated Balance Sheets.......................................15

      Consolidated Statements of Operations.............................16

      Consolidated Statements of Cash Flows.............................17

      Consolidated Statements of Stockholders' Equity...................18

      Notes to Consolidated Financial Statements........................19

                          Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545
2228 South Fraser Street
Fax (303) 369-9384
Unit I
Email larryodonnellcpa@msn.com
Aurora, Colorado    80014
www.larryodonnellcpa.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Strategic Gaming Investments, Inc.
formerly named Left Right Marketing Technology, Inc.
Henderson, Nevada

I have audited the accompanying consolidated balance sheet of Strategic Gaming Investments, Inc. formerly named Left Right Marketing Technology, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Gaming Investments, Inc. formerly named Left Right Marketing Technology, Inc. as of December 31, 2007, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $13,366,985 at December 31, 2007. Additionally, for the year ended December 31, 2007, the Company a net loss of $8,952,893. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.
March 26, 2008


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Audit Committee of
Strategic Gaming Investments, Inc.
2580 Anthem Village Dr.
Henderson, NV 89052

We have audited the accompanying balance sheet of Strategic Gaming Investments, Inc. as of December 31, 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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


/s/Beadle, McBride, Evans & Reeves, LLP
---------------------------------------
Las Vegas, Nevada
April 17, 2007



			     STRATEGIC GAMING INVESTMENTS, INC.
				CONSOLIDATED BALANCE SHEETS


				 			  Audited 	   Audited
				 			   As of 	    As of
							December 31,	 December 31,
							    2007	     2006
							------------	 ------------
 ASSETS

Current assets
   Cash			 				$	   -	 $     25,215
							------------	 ------------
	Total current assets		 			   - 	       25,215

Other current assets
   Bank receivable			 		       3,693 		    -
   Prepaid expense			 			   - 		  999
   Loan receivable			 			   - 		8,228
   Advances to related party			 	     500,100 		    -
							------------	 ------------
	Total other current assets		 	     503,793 		9,227

Intangible Assets,
   net of accumulated amortization				   - 		2,596

Total assets				 		$    503,793 	 $     37,038
							============	 ============
 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
   Accounts payable			 		$    208,623	 $     93,276
   Accrued interest			 		      65,030 		    -
   Bank overdraft			 		       7,116 		    -
   Accounts payable - related parties			     179,533 	       30,000
   Advances from related parties			      97,401 	      131,158
   Accrued officers' compensation			 	   - 	       25,834
   Short term note payable			 		   - 	      120,000
   Accrued payroll for related party			     577,235 	      461,963
							------------	 ------------
	Total current liabilities			   1,134,938 	      862,231

Convertible notes payable to related party,
   less current maturity of $0,
    net of unamortized discount of $901,316		     184,629	 	    -

Stockholders' (deficit)
   Preferred Stock (25,000,000 shares
    authorized and zero issued and outstanding)			   - 		    -
   Common stock; $.001 par value; 100,000,000
    authorized; 9,447,137 and 8,047,137 shares
    issued and outstanding as of December 31,
    2007 and December 31, 2006, respectively		       9,447 		8,048
   Additional paid-in capital			 	  12,541,764 	    3,580,849
   Receivable of shares issued			 		   - 		    -
   Accumulated (deficit)			 	 (13,366,985)	   (4,414,090)
							------------	 ------------
	Total stockholders' (deficit)		 	    (815,774)	     (825,193)
							------------	 ------------
	Total liabilities and stockholders' (deficit)	$    503,793	 $     37,038
							============	 ============

			See Accompanying Notes to Financial Statements





			 STRATEGIC GAMING INVESTMENTS, INC.
			CONSOLIDATED STATEMENTS OF OPERATIONS

				 			   Audit 	    Audit
							Year Ended	 Year Ended
							December 31,	 December 31,
							    2007	     2006
							------------	 ------------

Revenue				 			$	   - 	 $	    -

Operating expenses
   Compensation expense			 		   4,361,888 		    -
   Consulting expense			 		   1,175,129 		    -
   General and administrative			 	     605,181 	      287,666
							------------	 ------------
	Total operating expenses		 	   6,142,198 	      287,666
							------------	 ------------
	Loss from operations		 		  (6,142,198)	     (287,666)

Other income (expenses):
   Amortization of discount on convertible
     notes payable			 		     (78,012)		    -
   Loss from rescinded Merger			 	  (2,576,786)		    -
   Interest expense on warrant with convertible
     notes payable			 		     (59,973)		    -
   Interest expense			 		     (95,927)	      (10,680)
							------------	 ------------
	Total other income (expenses)		 	  (2,810,697)	      (10,680)
							------------	 ------------
   (Loss) before provision for income taxes &
	other comprehensive income / (loss)		  (8,952,895)	     (298,346)

Provision for income taxes				 	   1 		    -

   (Loss) before other comprehensive income / (loss)	  (8,952,894)	     (298,346)

Other comprehensive income / (loss)				   1 		    -

Net (loss)				 		$ (8,952,893)	 $   (298,346)
							------------	 ------------
Basic and diluted (loss) per common share		$      (0.98)	 $	(0.05)
							============	 ============
Basic and diluted weighted average
   common shares outstanding			 	   9,180,470 	    5,698,526
							============	 ============


			See Accompanying Notes to Financial Statements







					  STRATEGIC GAMING INVESTMENTS, INC.
					CONSOLIDATED STATEMENTS OF CASH FLOWS



									   Unaudited		   Unaudited
									12 months ended		12 months ended
									  December 31,	 	  December 31,
							    		      2007	     	     2006
									---------------		---------------
Cash flows from operating activities:
   Net loss				 				$    (8,952,895)	$      (298,346)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Changes in operating assets and liabilities:
     Stocks and options issued for services / to settle debt		      5,392,938 		 20,000
     Increase / (decrease) in stock subscription			 	  2,500 		      -
     Interest expense on warrant with convertible notes payable			113,416 		      -
     Amortization of discount on convertible notes payable			 71,213 		      -
     Cost associated with rescinded merger			 		    600 		      -
     Loss associated with rescinded merger			 	      2,467,808 		      -
     Depreciation and amortization			 			  2,597 		  2,826
     (Increase) / decrease in prepaid expenses			 		    999 		   (999)
     (Increase) / decrease in loans and bank receivables			  4,535 		 (8,228)
     Increase / (decrease) in accounts payable			 		115,346 		 18,996
     Increase / (decrease) in accounts payable - related party			149,532 		      -
     Increase / (decrease) in accrued interest					 65,030 		      -
     Increase / (decrease) in accrued payroll			 		 89,438 		 25,834
     Increase / (decrease) in contingency payable			 	      - 	        (25,000)
									---------------		---------------
	Net cash used by operating activities		 		       (476,943)	       (264,917)

Cash flows from investing activities:
   Liabilities assumed from acquisition						 		        (82,502)
   Purchase of property and equipment				 		      - 		 (5,422)
									---------------		---------------
	Net cash used by investing activities		 			      - 	        (87,924)

Cash flows from financing activities:
   Increase in bank overdraft				 			  7,116 		      -
   Advance to (from) related party				 	       (533,858)		 58,056
   Proceeds from stock receivable				 		 12,500 	        200,000
   Proceeds from issuance of convertible notes payable				965,970 	        120,000
									---------------		---------------
	Net cash provided by financing activities 			        451,729 	        378,056
									---------------		---------------
Net increase in cash					 			(25,215)		 25,215

Cash, beginning of period					 		 25,215 		      -
									---------------		---------------
Cash, end of period					 			      0 		 25,215
									===============		===============
Supplementary cash flow information:
   Interest paid			 				$	     10		$	  1,652
   Payroll tax write-off						$	      -		$	278,549
   Debt settled with stock						$	      -		$	250,000
   Receivable of shares issued			 			$	 15,000 	$	 35,000
   Fair value of warrants issued with convertible notes payable		$	282,989 	$             0
   Discount on convertible notes payable			 	$	 91,761 	$	      0
									===============		===============


				See Accompanying Notes to Financial Statements
							3





							STRATEGIC GAMING INVESTMENTS, INC.
						CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					 						Additional 	Stock 				Total
					 						Paid-in 	Subscriptions	Accumulated	Stockholders'
	 						Shares		Amount 		Capital		Receivable	Deficit		Deficit
							---------	------		-----------	-------------	------------	------------
Balance, December 31, 2005	 			   98,804 	$   99 	 	$ 3,118,797 	$	    - 	$ (4,311,791)	$ (1,192,895)
							=========	======		===========	=============	============	============
Shares issued for merger with SGI			7,650,000 	 7,650 		     (7,650)		    - 		   - 		   -

Shares issued for interest expense	 		   10,000 	    10 		      9,990 		    - 			      10,000

Record accumulated deficit for SGI	 			- 	     - 		 	  - 		    - 	     (82,502)	     (82,502)

Debt settled with stock	 				   83,333 	    83 		    249,917 		    - 		   - 	     250,000

Shares issued for cash	 				  165,000 	   165 		    164,835 		    - 		   - 	     165,000

Stock subscription 	 				   35,000 	    35 		     34,965 	      (35,000)				   -

Shares issud for services	 			    5,000 	     5 		      9,995 		    - 		   - 	      10,000

Money received on stock subscription	 			- 	     - 		 	  - 	       35,000 		   - 	      35,000

"Adjustment to retained earnings to reflect the
  removal of payroll tax liabilities per IRS"									 	     278,549 	     278,549

Net loss for the year ended December 31, 2006									 	    (298,346)	    (298,346)
							---------	------		-----------	-------------	------------	------------
Balance, December 31, 2006	 			8,047,137 	$8,047	 	$ 3,580,849 	 $	     - 	 $ (4,414,090)	 $  (825,194)
							=========	======		===========	=============	============	============
Shares issued for merger with Neolink	 		  800,000 	   800	 	  2,479,200 		(2,500)		    - 	   2,477,500

Issuance of convertible debt agreements	 			- 	     -	 	    377,558 		     - 		    - 	     377,558

Shares issued for settlement of merger rescission	  600,000 	   600	 		  - 		     - 		    - 		 600

Issuance of stock options for services	 		        - 	     -	 	  1,031,050 		     - 		    - 	   1,031,050

Issuance of stock options of compensation	 		- 	     -	 	  4,361,888 		     - 		    - 	   4,361,888

Issuance of convertible debt agreements	 			- 	     -	 	    602,524 		     - 		    - 	     602,524

Write off of stock receivable							 				 2,500 			       2,500

Issuance of convertible debt agreements	 			- 	     -	 	    108,695 		     - 		    - 	     108,695

Net loss	 						- 	     - 		  	  - 		     - 	   (8,952,893)	    (335,373)
							---------	------		-----------	-------------	------------	------------
Balance, December 31, 2007	 			9,447,137 	$9,447 		$12,541,764 	 $	     - 	 $(13,366,985)	 $  (815,774)
							=========	======		===========	=============	============	============


						See Accompanying Notes to Financial Statements
									4


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

Going Concern - The Company incurred net losses of approximately $13,366,985 through December 31, 2007, and currently has no source of revenue, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period January 1, 2007, through December 31, 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - There has been no comprehensive income or loss items as of December 31, 2007.

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded advertising costs of $3,280 for the period from January 1, 2007, through December 31, 2007.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for
Transfers   and   Servicing  of  Financial  Assets   and   Extinguishments   of
Liabilities." SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which amends SFAS No. 140. SFAS No. 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as, to simplify efforts to obtain hedge-like accounting. SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute or fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements" ("SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company).

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the benefit of a tax position may be recognized only if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, by a taxing authority having full knowledge of all relevant information. We do not expect FIN 48 to have a material impact on our financial statements.

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS 159") which permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

The above pronouncements are not currently expected to have a material effect on our financial statements.

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

SGI Nevada had a net loss of $47,995 from January 1, 2006 through April 18, 2006. Accordingly, the following unaudited pro-forma summary statement of operations gives effect, on a consolidated basis, for the full twelve month period ended December 31, 2006:


Twelve months ended December 31, 2006 (Unaudited)
                                                 Pro-forma 	 Pro-forma
                                   As reported	adjustments  	  (loss)
				   -----------	-----------	----------

Costs and expenses:                $  (229,231) $   (47,995)	$ (277,226)
Other income (expense)
  Other income                            (119)           -           (119)
				   -----------	-----------	----------
Net (loss) before
   discontinued operations            (229,350)     (47,995) 	  (277,345)
Loss from
   discontinued operations                   -		                 -
Net loss                           $  (229,350)  $  (47,995) 	$ (277,345)
				   -----------	-----------	----------

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

On July 24, 2007, Strategic Gaming Investments, Inc., a Delaware corporation ("SGME"), and Power Play Development Corporation, a Nevada corporation ("Power Play"), entered into an Agreement and Plan of Merger ("Agreement") whereby Power Play would merge with and into SGME.

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

 Pursuant to the terms of the Agreement, at the closing of the merger ("Closing") SGME would have issued that certain number of shares of common stock, and options to purchase shares of common stock (on identical terms as the issued and outstanding options as Power Play immediately prior to the Closing), necessary for Power Play stockholders and option holders, collectively, to hold seventy percent (70%) of the issued and outstanding common stock of SGME, calculated on a fully-diluted basis, immediately following the Closing. The Closing is anticipated to occur in the second half of 2007.

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

On October 16, 2007, Jason F. Griffith resigned as Chief Financial Officer and Director of Strategic Gaming Investments, Inc. Mr. Griffith's resignation did not involve any disagreement with the Company, its officers or directors. Lawrence S. Schroeder, our existing Chief Executive Officer, President and Chairman, will assume the Chief Financial Officer position.

On October 11, 2007, the Agreement and Plan of Merger ("Merger Agreement") dated July 24, 2007 between Strategic Gaming Investments, Inc. ("Company") and Power Play Development Corporation ("PPDC") was terminated.

As a result of the termination of the Merger Agreement, the Five Hundred Thousand ($500,000) Dollars in loans made by the Company to PPDC, evidenced by a convertible promissory note ("Note"), has been converted into Two Million Five Hundred (2,500,000) shares of common stock of PPDC.

On October 22, 2007, an Agreement ("Agreement") was entered into by and between the Company, PPDC and several third parties. Pursuant to the terms of the Agreement, the Company is entitled to receive Two Million Five Hundred Thousand (2,500,000) shares of common stock of PPDC if PPDC receives $4,000,000 in financing on or before December 22, 2007 from third parties. There can be no assurance that such financing will occur.

In addition, in the event that the Company is (i) negotiating a third party transaction that requires a non-exclusive license of technology owned by PPDC, or (ii) has concluded a transaction that requires a non-exclusive license to the PPDC's technology, then, in either event, PPDC shall use its best efforts to provide a non-exclusive license to the Company relating to its technology on reasonably favorable terms and conditions; provided, however, that the foregoing obligations of PPDC shall expire on October 22, 2010.

NOTE 3 - STOCKHOLDERS' EQUITY

As of December 31, 2007, there were 9,447,137 shares of common stock outstanding.

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

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 11, 2007, in conjunction with the Merger discussed in Note 2, the Company issued 1,000,000 shares of common stock, with 200,000 in transit to be cancelled per the terms of the Rescission.

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

At December 31, 2007, the Company had approximately $1,085,945 of convertible notes payable to individuals and entities who are also shareholders, principal and interest at 8%, payable three years from the date of issuance, secured by 2,214,863 shares of common stock and 1,585,945 warrants. Principal is convertible into common stock at a conversion price of $0.40 per share of common stock. At the due date the Company has the option to repay the debt or issue common stock. In connection with this transaction, the Company recorded a discount of $880,695, for the fair value of the warrants and beneficial conversion; as of September 30, 2007, the debt is stated net of the unamortized discount of $901,316 at $184,629.

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

Warrants issued in connection with notes payable
In connection with the issuance of the promissory notes payable, the warrants grant the holders the right to purchase in aggregate 1,585,945 shares of common stock at an exercise price of $0.40 per share from the Company. The Company, in accordance with APB Opinion No. 14, recorded these debts and related warrants as separate securities. The warrants have a term of approximately ten years and became exercisable upon issue. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants was determined to be $748,876, which was charged to additional paid-in capital with a corresponding discount on the notes payable, a reduction of the carrying amount of the debt. The discount is being amortized to interest expense over the term of the debt. The fair value of the warrants was based on the Black-Scholes model. The Black-Scholes calculation incorporated the following assumptions: 0% dividend yield, 74% - 89% average volatility, 4.65% average risk-free interest rate, a ten-year life and an underlying common stock value of $2.40 - $3.75 per share. For the year ended December 31, 2007, debt discount of approximately $136,428 was amortized to interest expense.

As of December 31, 2007, none of the convertible notes has been converted into common stock.



                                               		Weighted
                                	Number          Average
                                	of              Exercise
                                	Shares		Price
					---------	--------
Balance, December 31, 2006             	       --             --
 Warrants granted and assumed  		1,585,945            .40
 Warrants expired                      	       --             --
 Warrants canceled                     	       --             --
 Warrants exercised                    	       --             --
   					---------	--------
Balance, December 31, 2007      	1,585,945  	$    .40
					=========	========


   As of December 31, 2007, all warrants outstanding are exercisable.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED PAYROLL

As of December 31, 2005, current liabilities include $461,963 in accrued payroll and $278,550 in payroll taxes due and payable to the Internal Revenue Service for social security, medicare, unemployment and withholding taxes for prior periods and $25,000 of contingency payable booked as a result of the rescission agreement. Based on discussions with counsel and the Internal Revenue Service, management believes that certain of these liabilities, are the responsibility of Crazygrazer.com, LLC as a result of the rescission agreement between it and the Company in March 2005.

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

  Since both liabilities were originally booked in connection with the rescission agreement, the amounts have been adjusted to additional paid-in-capital as a modification of the rescission agreement rather than a realization of expenses or forgiveness of debt income during the period

As  of  December 31, 2007,  the  $461,963  in  accrued  payroll  has  not  been definitively resolved. Accordingly, the Company has not removed the liabilities. At the time that an ultimate resolution is determined, to the extent that the Company is not responsible, such liabilities will be credited to additional paid in capital. Please see Note 9 - Subsequent Events.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2007, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $72,862. This loan is non-interest bearing and has no due date assigned to it.

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, Anthony Marsiglia, the President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.

NOTE 7 - LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company has filed a responsive pleading and has denied each of the allegations made by Messrs. Newburg and Galassi. Management for the Company believes that the claims relating to the alleged promissory notes and employment contracts are without merit and the ultimate resolution will not have a material effect on the Company. See Note 9 - Subsequent events. This lawsuit was settled in March 2008 for $20,000 cash and 250,000 shares of common stock.


NOTE 8 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:


Deferred tax assets:
   Net operating loss carryforwards	$ 1,112,393.45
   Stock issued for services		      3,500.00
					--------------
	 				  1,115,893.45

Deferred tax liabilities
   Depreciation and amortization	       (989.10)
					--------------
	 				       (989.10)

Net deferred tax asset	 		  1,114,904.35
Less valuation allowance	 	 (1,114,904.35)
					--------------
	 				$	     -
					==============


At December 31, 2007, the Company  had federal net operating loss ("NOL") carry
forwards of approximately $1,115,893.   Federal NOLs could, if unused, begin to
expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2007 was $1,114,904.

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2006 is as follows:

                      STRATEGIC GAMING INVESTMENTS, INC.
               (FORMERLY LEFT RIGHT MARKETING TECHNOLOGY, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - SUBSEQUENT EVENTS

In March 2008, the company settled the lawsuit with Mark Newburg and Arnold Galassi. The company agreed to pay $20,000 in legal fees to the plaintiff and give 250,000 shares of restricted stock. A shareholder of the company has agreed to turn in 250,000 shares of stock to the company to assist in this, so there will be no dilution to the other shareholders. This settlement will remove $461,963 of liabilities from the balance sheet.

In March 2008, the company issued convertible promissory notes in the original principal amount of $10,000. The notes bear simple interest at the rate of 8% per annum, have a term of three (3) years, and are convertible at any time into shares of common stock at the rate of $0.40 per share. The Company issued Warrants to purchase 10,000 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years. In addition, the Company issued warrants to purchase 800,000 shares, exercisable at $0.35 per share for a period of ten
(10) years.

On March 16, 2008, holders of convertible promissory notes in the collective original principal amount of $1,095,945, and accrued interest of $65,600, converted into 2,903,861 shares of common stock at the conversion rate of $0.40 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      In a letter dated November 30, 2007, Reeves, Evans, McBride & Zhang, LLP ("Former Accountant") resigned as the auditors for the Company effective November 30, 2007. The reports of the Former Accountants on the financial statements of the Company for each of the two fiscal years ended December 31, 2006 and December 31, 2005, did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles for two such fiscal years, except, as noted by Reeves, Evans, McBride &
Zhang, LLP's opinion, the report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the fiscal years ended December 31, 2006 and 2005.

      During the Company's two most recent fiscal years through the date of resignation of the Former Accountant, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Reeves, Evans, McBride & Zhang, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for those periods.

      Te Board of Directors agreed to accept the resignation of the Former Accountant and has engaged the accounting firm, Larry O'Donnell CPA, P.C. ("New Accountant") to serve as the Company's independent auditing firm for the Company effective as of January 4, 2008, to provide independent auditing services beginning with the year-end audit for fiscal year ended December 31, 2007. In making the selection of the New Accountant, the Company's management and board of directors reviewed auditor independence issues and the absence of any pre-existing business or commercial relationship with the New Accountant and concluded that there are no such relationships that would impair the independence of the New Accountant.

ITEM 8A.    CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, the end of the fiscal period covered by this Annual Report on Form 10-KSB. This evaluation was made under the supervision of our principal executive officer and principal financial officer, and in conjunction with our accounting personnel.

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

      Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

        On July 30, 2007, S. Matthew Schultz resigned as Chief Operating Officer and Chairman of SGME. Mr. Schultz's resignation did not involve any disagreement with the Company, its officers or directors. Lawrence S. Schroeder, our existing Chief Executive Officer, President and a Director, assumed the Chairman position.

        On October 16, 2007, Jason F. Griffith resigned as Chief Financial Officer and Director of Strategic Gaming Investments, Inc. Mr. Griffith's resignation did not involve any disagreement with the Company, its officers or directors. Lawrence S. Schroeder, our existing Chief Executive Officer, President and Chairman, assumed the Chief Financial Officer position.

        There is no formal employment agreement between the Company and our sole officer, Lawrence S. Schroeder. The members of our board of directors serve for one year terms and are elected each year at the annual meeting of stockholders, or until their successors have been elected. The officers serve at the discretion of the board of directors.

        Information as to our current directors and executive officers is as follows:



Name                 	Age      Positions
----			---	 ---------
Lawrence S. Schroeder	60  	 Chairman, Chief Executive Officer, President,
				 Chief Financial Officer and Secretary

________________________

The following is biographical information for our sole officer and director:

LAWRENCE S. SCHROEDER serves as Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company. Since 1992, Mr. Schroeder has served as a private consultant to the hospitality and other industries. Mr. Schroeder's clients have included the NFL, NASCAR, MLB, NHL and their officially licensed consumer products. Mr. Schroeder is a Director of Responsive Marketing & Communications, an official marketing agency of record for the 1996 Olympic Games. Mr. Schroeder is also Chairman and Chief Executive Officer of New World Entertainment, a joint venture partner and strategic marketing agent for Allied Domecq Spirits and Wine, acting as merchandiser for portfolio brands to stadiums, casinos and other public facilities domestically. Mr. Schroeder received a bachelors of science in business administration from Huron College.

AUDIT COMMITTEE AND FINANCIAL EXPERT

      Our Audit Committee consists of Lawrence S. Schroeder. At this time, we do not have a majority of independent parties serving on our Audit Committee. The Audit Committee undertakes the following: recommends the independent certified public accounting firm to audit the Company's annual financial statements and review the quarterly financial statements; reviews the independence of the Company's certified public accounting firm; reviews the independent certified public accounting firm's audit report relating to the Company's annual financial statements and the review of the Company's quarterly financial statements; reviews management's administration of the system of internal accounting controls; at least annually, meets with the Company's in-house counsel to discuss legal matters that may have a material impact on the Company's financial statements; and at least annually, meets with appropriate management to review tax matters affecting the Company, among other items. The Company has a written audit committee charter. The Audit Committee was formed on November 1, 2005.

COMPENSATION COMMITTEE

      The Company's compensation committee is currently comprised of Mr. Schroeder. At this time, we do not have a majority of independent members serving on our Compensation Committee. In general, the compensation committee's authority and oversight extends to total compensation, including base salaries, bonuses, stock options, and other forms of compensation for the Company's officers, directors and key employees. More specifically, the compensation committee has the responsibility to:

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

NOMINATING COMMITTEE

      We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors, perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with no business operations.

ELECTION OF DIRECTORS AND OFFICERS.

      Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers serve on an annual basis and are elected at the meeting of the board of directors following each annual meeting of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we do not believe that as of the date of this filing our sole executive officer and director is current in his filings.

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

                          SUMMARY COMPENSATION TABLE


                                                                                         BONUS AND     	 SECURITIES
NAME OF EXECUTIVE                                                           ANNUAL         OTHER    	 UNDERLYING
OFFICER AND/OR DIRECTOR		POSITION OF INDIVIDUAL			    SALARY	COMPENSATION	STOCK OPTIONS
-----------------------		----------------------			-------------	------------	-------------

Lawrence S. Schroeder  		Chairman, Chief Executive Officer,      122,922 (2007)       	   0        150,000(1)
                       		President, Chief Financial Officer 	 25,000 (2006)
				and Secretary				      0 (2005)

Jason F. Griffith      		Former Chief Financial Officer,           5,376 (2007)       	   0        300,000(2)
                                Secretary and Director			 13,334 (2006)
									      0 (2005)

S. Matthew Schultz     		Former Chief Operating Officer                0 (2007)       	   0              0
                                and  Chairman                                 0 (2006)
									      0 (2005)
____________________

   (1)During the three months ended September 30, 2007, the Company issued Lawrence S. Schroeder options to purchase 150,000 shares of common stock, exercisable at $0.50 per share for a period of ten (10) years. The option was issued pursuant to the Company's 2007 Stock Option and Incentive Plan.
   (2)During the three months ended June 30, 2007, the Company issued Jason F. Griffith an option to purchase 300,000 shares of common stock, exercisable at $0.50 per share for a period of ten (10) years. The option was issued pursuant to the Company's 2007 Stock Option and Incentive Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The table below sets forth the beneficial ownership of our common stock as of March 26, 2008 by:

      -  All of our directors and executive officers, individually;

      -  All of our directors and executive officers, as a group; and

      - All persons who beneficially own more than five percent of our outstanding common stock.

      The beneficial ownership of each person as described below was calculated based on 12,475,998 shares of our common stock outstanding as of March 26, 2008, according to the record ownership listings as of that date and the verifications we solicited and received from each director, executive officer and five percent holder.

      The Securities and Exchange Commission has defined "beneficial ownership" to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if the person owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 26, 2008 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. In addition, two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Strategic Gaming Investments, Inc., 2580 Anthem Village Dr., Henderson, NV 89052.

SECURITY OWNERSHIP OF MANAGEMENT


NAME OF BENEFICIAL OWNER            	  NUMBER      PERCENT
                                   	OF SHARES   BENEFICIALLY
                                               	       OWNED
------------------------		---------   ------------
Lawrence S. Schroeder              	4,226,350      33.88%
Kenneth D. Olson                   	1,404,964      11.26%
All Directors & Officers as a Group	4,226,350      33.88%



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 13.    EXHIBITS

10.1 Rescission Agreement, dated March 8, 2005, previously filed as an exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2005

10.2 Equity for Debt Exchange Agreement, dated March 15, 2005, previously filed as an exhibit to registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005

10.3 Agreement and Plan of Reorganization between the Company and Strategic Gaming Investments, Inc., dated November 4, 2005, previously filed as an exhibit to registrant's Preliminary Information Statement on Schedule 14C as filed with the Securities and Exchange Commission on November 4, 2005

10.4 Settlement Agreement and Mutual Release of Claims by and between Strategic Gaming Investments, Inc. and Donald Beck dated April 16, 2007

10.5  2007 Stock Option and Incentive Plan dated May 29, 2007

31.1* Certification of Lawrence S. Schroeder pursuant to Section 302 of the Sarbanes-Oxley Act

32.1* Certification of Lawrence S. Schroeder pursuant to Section 906 of the Sarbanes-Oxley Act

*  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for professional services rendered by Larry O'Donnell CPA, P.C. for the audit of our fiscal 2007 financial statements was $7,500.

      The aggregate fees billed for professional services rendered by Beadle, McBride, Evans & Reeves, LLP, our former auditors, for the audit of our fiscal 2006 financial statements and review of the financial statements during fiscal years 2007 and 2006, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006, were $11,824 and $28,730, respectively.

AUDIT-RELATED FEES

      The aggregate fees billed by Larry O'Donnell CPA, P.C. for professional services rendered for audit related fees for fiscal year 2007 was $ 0.

      The aggregate fees billed by Beadle, McBride, Evans, & Reeves, LLP for professional services rendered for audit related fees for fiscal year 2006 was $ 0.

TAX FEES

      The aggregate fees billed by Larry O'Donnell CPA, P.C. for professional services rendered for tax fees for fiscal year 2007 was $ 0.

      The aggregate fees billed by Beadle, McBride, Evans, & Reeves, LLP, for professional services rendered for tax fees for fiscal year 2006 was zero.

ALL OTHER FEES

      There were no other fees billed by Larry O'Donnell CPA, P.C. for fiscal year 2007 other than the fees described above.

      There were no other fees billed by Beadle, McBride, Evans, & Reeves, LLP, for the fiscal years 2006 and 2005 other than the fees described above.


                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STRATEGIC GAMING INVESTMENTS, INC.

                              By: /s/ Lawrence S. Schroeder
				  -------------------------
                                  Lawrence S. Schroeder

                              Dated: March 31, 2008

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          	OFFICER                        	DATE

/s/ Lawrence S. Schroeder 	Chief Executive Officer,	March 31, 2008
-------------------------      	President, Chief Financial
Lawrence S. Schroeder		Officer and Secretary

                                                                   EXHIBIT 21.1
                             LIST OF SUBSIDIARIES


   NAME                              	JURISDICTION	OWNERSHIP

1. Strategic Gaming Investments, Inc.      Nevada     	  100%
2. Ultimate Poker League, Inc.             Nevada     	  100%