Form 10-Q
period 2008-03-31
STRATEGIC GAMING INVESTMENTS, INC.
filed 2008-05-15
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934


     For the quarterly period ended:March 31, 2008

                                      OR
  [ ]TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934


      For the transition period from:to

      Commission file number:000-09047


                      Strategic Gaming Investments, Inc.
		     -----------------------------------
                    (Exact name of small business issuer as

                           specified in its charter)

                 Delaware                                    20-3454263
		----------				    -----------

       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                   2580 Anthem Village Dr., Henderson, NV 89052
		  ---------------------------------------------
                     (Address of principal executive offices)

                                  (702) 563-1600
				 ----------------
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.    YES[X]NO[ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES[X]NO[ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES[ ]NO[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

11,220,519 shares of common stock, $0.001 par value, as of May 14, 2008

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES[ ]NO[X]







                                  FORM 10-QSB

                              TABLE OF CONTENTS

                                                                                  PAGE

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS.................................................1
             Balance Sheet (Unaudited)...............................................1
             Statement of Operations (Unaudited).....................................2
             Statement of Cash Flows (Unaudited).....................................3
             Statement of Stockholder's Deficit (Unaudited)..........................4
             Notes  to Condensed Consolidated Financial Statements
                    (Unaudited)......................................................5
       ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.................................... 7
       ITEM 3.  CONTROLS AND PROCEDURES..............................................9


PART II - OTHER INFORMATION
       ITEM 1.  LEGAL PROCEEDINGS...................................................10
       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................10
       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................10
       ITEM  4.   SUBMISSION  OF  MATTERS TO A  VOTE  OF  SECURITY
             HOLDERS................................................................10
       ITEM 5.  OTHER INFORMATION...................................................11
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURE...........................................................................12






PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

				STRATEGIC GAMING INVESTMENTS, INC.
				   CONSOLIDATED BALANCE SHEETS


				 					UNAUDITED 		 Audited
				 					As of 		 	 As of
									March 31, 2008 		 December 31, 2007
 ASSETS 							       ----------------		 ----------------

Current assets
	Cash			 				       $	      - 	 $              -
								       ----------------          ----------------
	 Total current assets				 			      - 		   	-

Other current assets
	Bank receivable			  		   		          4,089 		    3,693
	Advances to related party						      - 		  500,100
								       ----------------          ----------------
	 Total other current assets	     		  		          4,089 		  503,793

Total assets							       $          4,089 	 $        503,793
								       ================	         ================

 		LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 	Accounts payable		    		 		        402,188 	 $        208,623
	Bank overdraft			     		  		          4,366 		    7,116
	Accrued interest							      - 		   65,030
	Accounts payable - related parties					      - 		  179,533
	Advances from related parties	     				        147,479 		   97,401
	Lawsuit settlement payable	      				         18,000 		        -
	Accrued payroll for related party   				        108,304 		  577,235
								       ----------------	 	 ----------------
	 Total current liabilities	     				        680,337 		1,134,938

Convertible notes payable to related
party, less current maturity of $0,
   net of unamortized discount of $901,316			      		      		          184,629

Stockholders' (deficit)
	Preferred Stock (25,000,000 shares
	 authorized and zero issued and outstanding)				      - 		        -
	Common stock; $.001 par value; 100,000,000 authorized;
	 9,447,137 and 8,047,137 shares issued and outstanding as
	 of December 31, 2007 and December 31, 2006, respectively	         11,095 		    9,447
	Additional paid-in capital					     13,218,156 	       12,541,764
	Receivable of shares issued									        -
	Accumulated (deficit)			 			    (13,905,499)	      (13,366,985)
									---------------	 	 ----------------
	 Total stockholders' (deficit)					       (676,248)		 (815,774)
									---------------	 	 ----------------
	 Total liabilities and stockholders' (deficit)		        $         4,089 	 $        503,793
									===============	 	 ================




				See Accompanying Notes to Financial Statements


				 STRATEGIC GAMING INVESTMENTS, INC.
				CONSOLIDATED STATEMENTS OF OPERATIONS




			 					 Unaudited 		   Unaudited
								 3 months ended		   3 months ended
								 March 31, 2008		   March 31, 2007
								----------------	 -----------------

Revenue			 					$	      - 	 $

Operating expenses
  Consulting expense		 					529,313 		 	-
  General and administrative		 				  9,203 		  141,757
								---------------	 	 ----------------
    Total operating expenses	 					538,516 		  141,757
								---------------	 	 ----------------
    Loss from operations	 				       (538,516)		 (141,757)

Other income (expenses):
  Amortization of discount on convertible notes payable		 	      - 		   (3,783)
  Loss from rescinded Merger						      - 	       (2,555,811)
  Interest expense on warrant with convertible notes payable		      - 		  (12,260)
  Interest expense							      - 		   (4,165)
								---------------	 	 ----------------
    Total other income (expenses)	 				      - 	       (2,576,019)
								---------------	 	 ----------------

    (Loss) before provision for income taxes &
     other comprehensive income / (loss)	   		       (538,516)	       (2,717,776)

Provision for income taxes			 			      - 		        -

Net (loss)							$      (538,516)	 $     (2,717,776)
								---------------	 	 ----------------

Basic and diluted (loss) per common share			$	  (0.06)  	 $	    (0.31)
								===============	 	 ================

Basic and diluted weighted average
  common shares outstanding		 			      9,721,867 		8,753,804
								===============	 	 ================



					See Accompanying Notes to Financial Statements

					  STRATEGIC GAMING INVESTMENTS, INC.
					CONSOLIDATED STATEMENTS OF CASH FLOWS




									 Unaudited		  Unaudited
									 3 months ended		  3 months ended
									 March 31, 2008		  March 31, 2007
									---------------		 -----------------
Cash flows from operating activities:
 Net loss				 				$      (538,516)	 $      (2,717,776)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
 Changes in operating assets and liabilities:
    Accounts receivable			 					   (397)		         -
    Interest expense on warrant with convertible notes payable			      - 		    12,260
    Amortization of discount on convertible notes payable			      - 		     3,783
    Loss associated with rescinded merger					      - 		 2,465,000
    Stock options issued						        476,418 		         -
    Depreciation and amortization						      - 		       942
    (Increase) / decrease in prepaid expenses					      - 		       999
    (Increase) / decrease in loans and bank receivables				      - 		     8,228
    Increase / (decrease) in accounts payable				        193,565 		       637
    Increase / (decrease) in accounts payable - related party		       (179,533)			 -
    Increase / (decrease) in accrued interest					      - 		     4,155
    Increase / (decrease) in accrued payroll				        (16,865)		    33,753
    Lawsuit settlement payable						         18,000 			 -
									---------------	 	  ----------------

	Net cash used by operating activities				        (47,328)		  (188,019)


Cash flows from investing activities:
 Purchase of property and equipment						      - 			 -
									---------------	 	  ----------------
	Net cash used by investing activities				 	      - 		         -

Cash flows from financing activities:
 Advance to (from) related party				 		 50,078 		     2,500
 Increase in bank overdraft				 			  4,366
 Proceeds from issuance of convertible notes payable				      - 		   167,500
									---------------	 	  ----------------
	Net cash provided by financing activities 		 		 54,444 		   170,000
									---------------	 	  ----------------

Net increase in cash								  7,116 		   (18,019)

Cash, beginning of period						         (7,116)		    25,215
									---------------	 	  ----------------

Cash, end of period								      - 		     7,196
									===============	 	  ================




					See Accompanying Notes to Financial Statements

					STRATEGIC GAMING INVESTMENTS, INC.
				CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT




							 			  Additional 	  Stock 			 	Total
					 		 			  Paid-in 	  Subscriptions   Accumulated 	 	Stockholders'
	 						Shares 		 Amount   Capital	  Receivable	  Deficit		Deficit
						       ----------     ----------  --------------  -----------	 ---------------	------------

Balance, December 31, 2006			        8,047,137     $   8,047   $    3,580,849  $	    - 	 $    (4,414,090)	$   (825,194)
						       ==========     =========   ==============  ===========	 ===============	============

Shares issued for merger with Neolink	 		  800,000 	    800        2,479,200       (2,500)		       - 	   2,477,500

Issuance of convertible debt agreements	 		        - 	      - 	 377,558            - 		       - 	     377,558

Shares issued for settlement of merger rescission	  600,000 	    600 	       -            - 		       - 		 600

Issuance of stock options for services			        - 	      -        1,031,050 	    - 		       - 	   1,031,050

Issuance of stock options of compensation		        - 	      -        4,361,888 	    - 		       -            4,361,888

Issuance of convertible debt agreements			        - 	      - 	 602,524 	    - 		       - 	     602,524

Write off of stock receivable							 		        2,500 				       2,500

Issuance of convertible debt agreements	 		        - 	      -          108,695 	    - 		       - 	     108,695

Net loss	 					        - 	      - 	       - 	    - 	      (8,952,893)	  (8,952,893)
							----------    ---------      -----------  -----------	 ---------------	------------

Balance, December 31, 2007	 		        9,447,137     $   9,447   $   12,541,764  $         - 	 $   (13,366,983)	$   (815,772)
						       ==========     =========   ==============  ===========	 ===============	============

Settlement of accrued payroll					 			 441,963 	   			             441,963

Conversion of notes payable			        1,648,382         1,648         (241,989)					    (240,341)

Issuance of stock options for services						         476,418 					     476,418

Net loss									 				        (538,516)           (538,516)
						       ----------	--------      ----------  -----------	 ---------------	------------

						       11,095,519         11,095      13,218,156 	    - 	     (13,905,499)	    (676,248)
						       ==========       ========      ==========  ===========	 ===============	============



						See Accompanying Notes to Financial Statements

                      STRATEGIC GAMING INVESTMENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Description of Business and History - Strategic Gaming Investments, Inc., a Delaware corporation ("SGME" or the "Company"), formerly named Left Right Marketing Technology, Inc., was incorporated in 1973. Prior to June 2003, the Company was involved in various businesses, none of which were successful. On June 30, 2003, the Company executed a binding letter of intent which resulted in a merger with Left Right Marketing & Technology, Inc., a Nevada corporation ("LRMT"), in September 2003.

On November 4, 2005, the Company entered into an agreement and plan of reorganization, or the Merger Agreement, with Strategic Gaming Investments, Inc., a Nevada corporation, or SGI. The transaction between the Company and SGI has been accounted for as a recapitalization. Since SGI was the only operating company in the exchange and the stockholders of SGI received a substantial majority of the voting securities of the combined companies, the transaction exchange has been accounted for as a "reverse acquisition" and, effectively, as a recapitalization, in which SGI has been treated as the accounting acquirer (and the legal acquiree), and the Company has been treated as the accounting acquiree (and the legal acquirer).

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of the information that historically has not been recognized in the calculation of net income. For the period ended March 31, 2008, this amount did not vary from net loss from operations.

Going Concern - The Company has an accumulated deficit of $13,905,499 as of March 31, 2008, and currently has no source of revenue or business operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's future business operations, which are presently not established. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation - The consolidated financial statements include the combined accounts of Strategic Gaming Investments, Inc., a Delaware corporation; Strategic Gaming Investments, Inc., a Nevada Corporation; and The Ultimate Poker League, Inc., a Nevada corporation. All material intercompany
transactions and accounts have been   eliminated in consolidation.

NOTE 2 - STOCKHOLDERS' EQUITY

As of March 31, 2008, there were 11,095,519 shares of common stock outstanding.

On March 16, 2008, all outstanding convertible notes ("Notes"), in the collective original principal amount of $1,095,945, plus accrued interest in the collective amount of $65,600, were converted into 1,648,382 shares of common stock at a conversion price of $0.40 per share. The balance of the notes were settled by giving the 2,500,000 shares of Power Play Development Corporation to the note holders.

Additionally, during the three months ended March 31, 2008, the Company issued warrants to purchase 800,000 shares of common stock, exercisable for a period of ten (10) years at $0.35 per share, to third party consultants. Such warrants were valued at $476,418 using the Black-Scholes valuation methodology, and all of such amount has been expensed on the financial statements of the Company.

NOTE 3 - NOTES PAYABLE

As of March 31, 2008, there are no outstanding convertible notes.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2008, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $78,137. This loan is non-interest bearing and has no due date assigned to it.

As of March 31, 2008, Anthony Marsiglia, President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.

As of March 31, 2008, the Company had $108,304 in accrued payroll payable to the Company's current and former officers.

NOTE 5 - LITIGATION

On March 7, 2006, Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company filed a responsive pleading and denied each of the allegations made by Messrs. Newburg and Galassi.

In March 2008, the Company settled the lawsuit with Mark Newburg and Arnold Galassi. The Company agreed to pay $20,000 in legal fees to the plaintiffs and issued the sum of 250,000 shares of restricted common stock. A shareholder of the Company has agreed to relinquish all legal right and title to 250,000 shares of common stock to the Company. As a result, the issuance of the 250,000 shares of common stock to Messrs. Newburg and Galassi, pursuant to the terms of the settlement, will not result in dilution to the current shareholders of the Company. In addition, the settlement will result in the Company's balance sheet reflecting a reduction of $461,963 in current liabilities.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties principally include, but are not limited to, those relating to our lack of an operating business, and lack of operating capital. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

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

Pursuant to the terms of the Neolink Merger Agreement, SGME issued the stockholders of Neolink, on a pro-rated basis, a total of One Million (1,000,000) shares of common stock, $0.001 par value, in consideration for 100% of the issued and outstanding capital stock of Neolink. Of the 1,000,000 shares issued, 500,000 shares of common stock were issued to Donald Beck ("Beck") and 100,000 shares of common stock to John Padon. Mr. Beck is an officer of The Ultimate Poker League, Inc. and Mr. Padon is a director of The Ultimate Poker League, Inc. Both individuals are shareholders of the Company through its acquisition of The Ultimate Poker League on April 18, 2006. After the Merger, Mr. Beck and Mr. Padon each have 600,000 and 125,000 shares of common stock, respectively. In addition, SGME has provided approximately $90,000 of additional financing to Neolink. The funding was utilized in connection with Neolink's business, operations and affairs.

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

On July 24, 2007, SGME entered into an Agreement and Plan of Merger ("PPDC Merger Agreement") with Power Play Development Corporation ("PPDC"). On October 11, 2007, the PPDC Merger Agreement was terminated. Pursuant to the termination of the PPDC Merger Agreement, the Company was entitled to receive Two Million Five Hundred Thousand (2,500,000) shares of common stock of PPDC if PPDC received $4,000,000 in financing on or before December 22, 2007 from third parties. This financing did not occur. In addition, in the event that the Company is (i) negotiating a third party transaction that requires a non-exclusive license of technology owned by PPDC, or (ii) has concluded a transaction that requires a non-exclusive license to the PPDC's technology, then, in either event, PPDC shall use its best efforts to provide a non-exclusive license to the Company relating to its technology on reasonably favorable terms and conditions; provided, however, that the foregoing obligations of PPDC shall expire on October 22, 2010.

DESCRIPTION OF REVENUES

At this time we are not generating revenues. There can be no assurance that we will generate revenues in the future. Accordingly, our long-term viability is subject to substantial doubt.

REVENUE RECOGNITION

Sales revenue relating to any future product or service offerings, if applicable, will be recognized upon receipt.

DESCRIPTION OF EXPENSES

Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our sole officer is paid sporadically.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

       REVENUES

 We did not realize revenues for the three months ended March 31, 2008 and March 31, 2007.

       OPERATING EXPENSES

General and Administrative - General and administrative expenses were $9,203 for the three months ended March 31, 2008, compared to $141,757 for the three months ended March 31, 2007, representing a decrease of $132,554, or 93.1%. The significant decrease in general and administrative expense reflects the lack of an operating business.




       OTHER EXPENSES

During the three months ended March 31, 2008, other expense was $529,313, compared to $2,576,019 during the three months ended March 31, 2007, representing a decrease of $2,046,706, or 79.5%. The significant decrease relates to a decrease of $2,555,811 in loss from rescinded merger, offset, in part, by an increase in warrant expense in the amount of $476,418 and consulting and contract labor of $59,761.

       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $538,516 for the three months ended March 31, 2008, compared to a net loss of $2,717,776 for the three months ended March 31, 2007, a decrease of $2,179,260, or 80.2%. The decrease in net loss is attributable to a decrease of $3,783 in amortization of discount on convertible notes payable, a decrease of $2,555,811 of loss from rescinded merger, a decrease of $12,260 in interest expense on warrant with convertible notes payable, a decrease of $4,165 in interest expense, offset, in part, by an increase of $467,418 of warrant expense.

       LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had a cash deficit of $4,366, and a working capital deficit of $680,337, as compared to a cash deficit of $7,116 and a working capital deficit of $631,145. In addition, our stockholders' deficit was $676,248 at September 30, 2007, compared to stockholders' deficit of $815,774 at December 31, 2007.

Our accumulated deficit increased from $13,366,985 at December 31, 2007 to $13,905,499 at March 31, 2008.

Our operations used net cash of $47,328 during the three months ended March 31, 2008, compared to $188,019 during the three months ended March 31, 2007, a decrease of $140,691.

Our investing activities provided zero in net cash for both the three months ended March 31, 2008 and 2007.

Our financing activities provided net cash of $50,078 during the three months ended March 31, 2008, compared to net cash of $170,000 during the three months ended March 31, 2007.

Given the absence of revenue generating operations and a cash deficit, our viability is in serious doubt.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-QSB. This evaluation was undertaken by our chief executive officer, president, and chief financial officer, Lawrence S. Schroeder. Mr. Schroeder serves as our principal executive officer as well as our principal accounting and financial officer.

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

CONCLUSIONS

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 7, 2006, Mark Newburg and Arnoldo Galassi jointly filed a complaint in District Court, Clark County, Nevada, against Left Right Marketing Technology, Inc. (the former name of Strategic Gaming Investments, Inc.) alleging, among other things, breach of contract relating to promissory notes and employment contracts purportedly outstanding in favor of Messrs. Newburg and Galassi. The Company filed a responsive pleading and denied each of the allegations made by Messrs.

In March 2008, the Company settled the lawsuit with Mark Newburg and Arnold Galassi. The Company agreed to pay $20,000 in legal fees to the plaintiff and issue 250,000 shares of restricted common stock. A shareholder of the Company has agreed to relinquish 250,000 shares of common stock to the Company, and thus there will be no dilution to the other shareholders. This settlement will remove $461,963 of liabilities from the balance sheet.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2008, the Company issued one convertible note in the original principal amount of $10,000. The convertible note provides for a term of three (3) years, simple interest at the rate of 8% per annum, payable in arrears on the first, second and third anniversaries thereof, and convertible at the rate of $0.40 per share. In connection with the issuance of the convertible note, the Company issued the note holder a warrant to purchase 10,000 shares of common stock, exercisable at $0.40 per share for a period of ten (10) years.

On March 16, 2008, all outstanding convertible notes, in the collective original principal amount of $1,095,945, plus accrued interest in the collective amount of $65,600, were converted into 1,648,382 shares of common stock at a conversion price of $0.40 per share. The balance of the notes were settled by giving the 2,500,000 shares of Power Play Development Corporation to the note holders.

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


                STRATEGIC GAMING INVESTMENTS, INC.
                (REGISTRANT)


Date:		May 15, 2008	By: /s/ Lawrence S. Schroeder
				    -------------------------
                     			Lawrence S. Schroeder
                 		Its: Chief Executive Officer and President