Form 10-Q
period 2008-06-30
STRATEGIC GAMING INVESTMENTS, INC.
filed 2008-08-08
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
        (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934


	For the quarterly period ended:June 30, 2008

                                      OR
    [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
	EXCHANGE ACT OF 1934


	For the transition period from:______________ to________________


	Commission file number:000-09047
			       ---------


                      Strategic Gaming Investments, Inc.
		      ----------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                 Delaware                                    20-3454263
          ----------------------			   --------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

                   2580 Anthem Village Dr., Henderson, NV 89052
		   --------------------------------------------
                     (Address of principal executive offices)

                                  (702) 563-1600
				  --------------
                           (Issuer's telephone number)

------------------------------------------------------------------------------
		(Former name, former address and former fiscal year,
		          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES [ ] NO [X]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


11,095,519 shares of common stock, $0.001 par value, as of August 7, 2008
-------------------------------------------------------------------------


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES[ ] NO [X]































                                   FORM 10-Q

                              TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION
       ITEM 1.  FINANCIAL STATEMENTS..........................................1
             Balance Sheet (Unaudited)........................................1
             Statement of Operations (Unaudited)..............................2
             Statement of Cash Flows (Unaudited)..............................3
             Statement of Stockholder's Deficit (Unaudited)...................4
             Notes  to Condensed Consolidated Financial Statements
                    (Unaudited)...............................................5
       ITEM 2. MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................. 7
       ITEM 3.  CONTROLS AND PROCEDURES.......................................9


PART II - OTHER INFORMATION
       ITEM 1.  LEGAL PROCEEDINGS............................................10
       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................10
       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................10
       ITEM  4.   SUBMISSION  OF  MATTERS TO A  VOTE  OF  SECURITY
             HOLDERS.........................................................10
       ITEM 5.  OTHER INFORMATION............................................11
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................11

SIGNATURE....................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


				STRATEGIC GAMING INVESTMENTS, INC.
			  	   CONSOLIDATED BALANCE SHEETS





                                                 UNAUDITED         Audited
                                                   As of            As of
                                               June 30,2008    December 31, 2007
      					      --------------   -----------------
ASSETS

Current assets
 Cash                                         $            -   $               -
					      --------------   -----------------
   Total current assets                                    -                   -

Other current assets
 Bank receivable                                       4,089               3,693
 Advances to related party                                 -             500,100
					      --------------   -----------------
   Total other current assets                          4,089             503,793

Total assets                                  $        4,089   $         503,793
					      ==============   =================
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
 Accounts payable                                    458,783   $         208,623
 Bank overdraft                                            -               7,116
 Accrued interest                                          -              65,030
 Accounts payable - related parties                        -             179,533
 Advances from related parties                       175,126              97,401
 Lawsuit settlement payable                            6,000                   -
 Accrued payroll for related party                   108,304             577,235
					      --------------   -----------------
   Total current liabilities                         751,575           1,134,938

Convertible notes payable to related party,
 less current maturity of $0,
 net of unamortized discount of                                          184,629

Stockholders' (deficit)
 Preferred Stock (25,000,000
  shares authorized and zero                               -                   -
  issued and outstanding)
 Common stock; $.001 par
  value; 100,000,000 authorized;
  11,095,519 and 9,444,137
  shares issued and outstanding
  as of June 30, 2008 and
  December 31, 2007, respectively                     11,073               9,447

 Additional paid-in capital                       13,218,256          12,541,764
 Receivable of shares issued
 Accumulated (deficit)				 (13,973,453)        (13,366,985)
                                              --------------   -----------------

   Total stockholders' (deficit)                    (747,485)           (815,774)
				              --------------   -----------------
   Total liabilities and
    stockholders' (deficit)	              $        4,089   $         503,793
					      ==============   =================


			See Accompanying Notes to Financial Statements


                                     STRATEGIC GAMING INVESTMENTS, INC.
				   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Unaudited     Unaudited      Unaudited      Unaudited
                                                 6 months      6 months       3 months       3 months
                                                  ended         ended          ended          ended
                                              June 30, 2008  June 30, 2007  June 30, 2008  June 30, 2007
					      -------------  -------------  -------------  -------------

Revenue                                       $           -  $           -  $           -

Operating expenses
 Compensation Expense                                            4,361,888                     4,361,888
 Consulting expense                                 591,161      1,031,050         61,849      1,031,050
 General and administrative                          15,231        353,900          6,027        212,143
					      -------------  -------------  -------------  -------------

  Total operating expenses                          609,754      5,746,838         71,238      5,605,081
                  			      -------------  -------------  -------------  -------------

  Loss from operations                             (606,393)    (5,746,838)       (67,876)    (5,605,081)

Other income (expenses):
 Amortization of discount on                              -        (10,379)             -         (6,596)
 convertible notes payable
 Loss from rescinded Merger                               -     (2,555,811)             -              -
 Interest expense on warrant with                         -        (32,733)             -        (20,473)
 convertible notes payable
  Interest expense                                        -        (10,853)             -         (6,688)
					      -------------  -------------  -------------  -------------
   Total other income (expenses)                          -     (2,609,776)             -        (33,757)
                                              -------------  -------------  -------------  -------------

   (Loss) before provision for income
    taxes & other comprehensive
    income / (loss)			           (606,393)     (8,356,614)      (67,876)     (5,638,838)

Provision for income taxes                                -               -             -               -

Net (loss)                                    $    (606,393)  $  (8,356,614) $     (67,876) $  (5,638,838)
                                              -------------   -------------  -------------  -------------

Basic and diluted
(loss) per common
share$       					      (0.05)  $       (0.94) $       (0.01) $       (0.62)
					      =============   =============  =============  =============

Basic and diluted
weighted average
common shares outstanding                        11,095,519       8,863,804     11,095,519      9,147,137
					      =============   =============  =============  =============

		   See Accompanying Notes to Financial Statements



                                      STRATEGIC GAMING INVESTMENTS, INC.
				    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Unaudited       Unaudited
                                                           6 months        6 months
                                                            ended           ended
                                                        June 30, 2008   June 30, 2007
                                                        -------------   -------------
Cash flows from
operating activities:
 Net loss						$    (606,393)  $  (8,356,614)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Changes in operating assets
  and liabilities:
   Accounts receivable                                           (397)              -
   Interest expense on warrant with                                            32,733
    convertible notes payable
   Amortization of discount on                                                 10,379
    convertible notes payable
   Loss associated with rescinded merger                                    2,468,408
   Stock options issued                                       476,418       5,392,938
   Depreciation and amortization                                                1,885
   (Increase) / decrease in prepaid                                                99
    expenses
   (Increase) / decrease in loans and                                           8,228
    bank receivables
   Increase / (decrease) in accounts                          250,160          69,157
    payable
   Increase / (decrease) in accounts                         (179,533)
    payable - related party
   Increase / (decrease) in accrued                                            10,843
    interest
   Increase / (decrease) in accrued                           (16,865)         72,507
    payroll
   Lawsuit settlement payable                                   6,000               -
							-------------   -------------

     Net cash used by     				      (70,609)       (288,537)
      operating activities


Cash flows from investing
activities:
   Purchase of property and equipment                               -               -
							-------------   -------------
     Net cash used by            				    -               -
      investing activities

Cash flows from
financing
activities:
  Advance to (from) related party                              77,725          97,994
  Proceeds from stock receivable                                               12,500
  Increase in bank overdraft
  Proceeds from issuance of                                         -         254,750
   convertible notes payable				-------------   -------------
     Net cash provided
      by financing activities				       77,725         365,244
							-------------   -------------
Net increase in cash                                            7,116          76,707

Cash, beginning of period                                      (7,116)         25,215
							-------------   -------------
Cash, end of period                                                 -         101,922
							=============   =============
Supplementary
cash flow
information:
  Cash payments for income taxes
							=============   =============
  Cash payments for interest
							=============   =============
Supplementary cash flow
information:
  Interest paid                                         $           -   $          10
  Receivable of shares issued                           $           -   $      15,000
  Fair value of warrants issued with                    $           -   $     282,989
  convertible notes payable
  Discount on convertible notes payable                 $           -   $      91,761
							=============   =============


			See Accompanying Notes to Financial Statements



                                      STRATEGIC GAMING INVESTMENTS, INC.
				CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                   ADDITIONAL        STOCK                         TOTAL
                                                      		    PAID-IN      SUBSCRIPTIONS   ACCUMULATED   STOCKHOLDERS'
                                          SHARES      AMOUNT        CAPITAL       RECEIVABLE       DEFICIT        DEFICIT
				        -----------   ---------   -----------    -------------  ------------   ------------

BALANCE, DECEMBER 31, 2006                8,047,137   $   8,047   $ 3,580,849    $           -   $(4,414,090)  $   (825,194)
					===========   =========   ===========    =============  ============   ============
Shares issued for merger with Neolink       800,000         800     2,479,200           (2,500)            -      2,477,500

Issuance of convertible debt agreements           -           -       377,558                -             -        377,558

Shares issued for settlement of merger      600,000         600             -                -             -            600
rescission

Issuance of stock options for services            -           -     1,031,050                -             -      1,031,050

Issuance of stock options of                      -           -     4,361,888                -             -      4,361,888
compensation

Issuance of convertible debt agreements           -           -       602,524                -             -        602,524

Write off of stock receivable                                                            2,500                        2,500

Issuance of convertible debt agreements           -           -       108,695                -             -        108,695

Net loss                                          -           -             -                -    (8,952,893)    (8,952,893)
                                        -----------   ---------   -----------    -------------  ------------   ------------

BALANCE, DECEMBER 31, 2007                9,447,137   $   9,447   $12,541,764    $           -  $(13,366,983)  $   (815,772)
                                        ===========   =========   ===========    =============  ============   ============

Settlement of accrued payroll                                         441,963                                       441,963

Conversion of notes payable               1,648,382       1,648      (241,989)                                     (240,341)

Issuance of stock options for services                                476,418                                       476,418

Net loss                                                                                            (538,516)      (538,516)
				        -----------   ---------   -----------    -------------  ------------   ------------

BALANCE, MARCH 31, 2008                  11,095,519      11,095    13,218,156                -   (13,905,499)      (676,248)
					-----------   ---------   -----------    -------------  ------------   ------------

Net loss                                                                                             (71,238)       (71,238)

					-----------   ---------   -----------    -------------  ------------   ------------

BALANCE, JUNE 30, 2008                   11,095,519      11,095    13,218,156                -   (13,976,737)      (747,486)
					===========   =========   ===========    =============  ============   ============

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

NOTE 2 - STOCKHOLDERS' EQUITY

As of June 30, 2008, there were 11,095,519 shares of common stock outstanding.

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

NOTE 3 - NOTES PAYABLE

As of June 30, 2008, there are no outstanding convertible notes.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2008, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $82,707. This loan is non-interest bearing and has no due date assigned to it.

As of June 30, 2008, Anthony Marsiglia, President of The Ultimate Poker League, Inc., a wholly owned subsidiary of the Company, has loaned the Company the sum of $7,830. This loan is non- interest bearing and has no due date assigned to it.

As of June 30, 2008, the Company had $108,304 in accrued payroll payable to the Company's current and former officers.

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

As of June 30, 2008 the Company owes $6,000 of the $20,000 owed as a part of the settlement.

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

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward- looking statements made herein. These risks and uncertainties principally include, but are not limited to, those relating to our lack of an operating business, and lack of operating capital. A complete discussion of these risks and uncertainties are contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES

We did not realize revenues for the three months ended June 30, 2008 and June 30, 2007.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $6,027 for the three months ended June 30, 2008, compared to $212,143 for the three months ended June 30, 2007, representing a decrease of $206,116, or 97.2%. The significant decrease in general and administrative expense reflects the lack of an operating business.

OTHER EXPENSES

During the three months ended June 30, 2008, other expense was $65,211, compared to $5,426,695 during the three months June 30, 2008, representing a decrease of $5,361,484 or 98.8%. The significant decrease relates to a decrease of $5,426,695 in loss from rescinded merger.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $71,238 for the three months ended June 30, 2008, compared to a net loss of $5,605,081for the three months ended June 30, 2007, a decrease of $5,533,843, or 98.7%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had a cash deficit of $3,361, and a working capital deficit of $747,486, as compared to a cash deficit of $7,116 and a working capital deficit of $631,145 at December 31, 2007. In addition, our stockholders' deficit was $747,485 at June 30, 2008, compared to stockholders' deficit of $815,774 at December 31, 2007.

Our accumulated deficit increased from $13,366,985 at December 31, 2007 to $13,976,814 at June 30, 2008.

Our operations used net cash of $73,970 during the six months ended June 30, 2008, compared to $288,537 during the six months ended June 30, 2007, a decrease of $214,567.

Our investing activities provided zero in net cash for both the three months ended June 30, 2008 and 2007.

Our financing activities provided net cash of $80,086 during the six months ended June 30, 2008, compared to net cash of $365,244 during the three months ended June 30, 2007.

Given the absence of revenue generating operations and a cash deficit, our viability is in serious doubt.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, president, and chief financial officer, Lawrence S. Schroeder. Mr. Schroeder serves as our principal executive officer as well as our principal accounting and financial officer.

We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as of the end of the fiscal quarter covered by this report and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial and accounting officer. We have also concluded that there has not been any change in the our internal control over financial reporting that occurred during the most recent fiscal that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In March 2008, the Company settled the lawsuit with Mark Newburg and Arnold Galassi. The Company agreed to pay $20,000 in legal fees to the plaintiff and issue 250,000 shares of restricted common stock. A shareholder of the Company has agreed to relinquish 250,000 shares of common stock to the Company, and thus there will be no dilution to the other shareholders. This settlement removed $461,963 of liabilities from the balance sheet.

As of June 30, 2008 the Company owes $6,000 of the $20,000 that was to be paid as part of the settlement.

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

(b) Reports on Form 8-K.

                                     None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it s behalf by the undersigned, thereunto duly authorized.

                      STRATEGIC GAMING INVESTMENTS, INC.

                                  (REGISTRANT)

Date:           August 8, 2008    By: /s/ Lawrence S. Schroeder
                                    -------------------------
                                        Lawrence S. Schroeder
                                Its: Chief Executive Officer and President