Form 10KSB/A
period 2007-12-31
STRATEGIC GAMING INVESTMENTS, INC.
filed 2008-08-21
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-KSB/A

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



ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2007. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007.



1. Lack of Effective Corporate Governance Policies and Procedures.

Independent Directors. We failed to require that a majority of our directors be independent or to define the requirements for independence.

Committees of the Board. We failed to create and appoint member to essential board committees to oversee the managerial, operational and financial aspect of the Company's business.

We did not establish an Audit Committee to (i) appoint the independent registered public accounting firm for the Company and monitor the performance of such firm, (ii) review and approve the scope and results of the annual audits, (iii) evaluate, with the independent registered public accounting firm, the Company's annual audit of the financial statements and audit of internal control over financial reporting, (iv) monitor the performance of the Company's internal audit function, (v) review, with management, the annual and quarterly financial statements, (vi) review, with management, the status of internal control over financial reporting, (vii) review and maintain procedures for the anonymous submission of complaints concerning accounting and auditing irregularities, (viii) review problem areas having a potential financial impact on the Company, which may be brought to its attention by management, the independent registered public accounting firm or the Board, and (ix) to preapprove all non-audit related services provided by the independent registered public accounting firm and the independent registered public accounting firm's fees for services rendered to the Company.

We did not establish a Compensation Committee to (i) review and make determinations with respect to matters having to do with the compensation of executive officers and Directors of the Company and (ii) administer certain plans relating to the compensation of officers and Directors.

We  did  not  establish  a  Nominating  and Corporate Governance  Committee  to
(i)identify persons for future nomination for election to the Board of Directors, (ii) approve and adopt corporate governance guidelines, including qualifications of potential directors (iii) oversee an annual self-evaluation conducted by the Board in order to determine whether the Board and its Committees are functioning effectively, (iv) oversee individual Director self-assessments in connection with the evaluation of such Director for purposes of making a recommendation to the Board as to the persons who should be nominated for election or re- election.

Conflicts of Interest. We failed to adopt a conflict of interest policy to insure that (i) officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company, (ii) a breach of this requirement will be a breach of the fiduciary duties of the officer or director, and that (iii) officers and directors shall abstain from negotiating and voting upon the opportunity.


2. Lack of Effective Control in Certain Accounting Areas. There were not effective financial reporting controls in certain areas that could lead to inaccurate financial reporting, including: (i) financial personnel have the ability to change account structures without approval (ii) general ledger journal entries are not always approved or reviewed prior to entry, and (iii) accounting staff employees with payable responsibilities also have access to vendor maintenance controls.

3. Lack of Sufficient Segregation of Authority and Duties. We have not maintained sufficient segregation of duties or responsibilities, as evidenced by executive officers (i) having the ability to purchase and receive goods,
(ii) assuming payables activities without verification or maintenance of vendor controls by others, (iii) holding multiple executive positions simultaneously, and (iv) having the ability to negotiate contracts with third parties in which they have an interest, without conflict of interest or oversight control by the Board of Directors. In addition, the Company lacked a Board of Directors with a majority of independent directors.


REMEDIATION OF MATERIAL WEAKNESSES

1. Implementation of Effective Corporate Governance Policies and Procedures.

Independent Directors. Our management is currently considering the desire to appoint independent directors, as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. Since our Company is currently limited in its resources and business transactions, management believes that the implementation of additional directors may not be reasonably feasible.

Committees of the Board. The Board has not established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, or an Executive Committee. Management currently believes that the creation of these committees is not reasonably feasible.

Conflicts of Interest. The Board has not established a Conflicts of Interest policy, which would effectively addresses the identification of and process for conflicts prohibition and resolution thereof in an effective and orderly fashion. The Company currently has one sole officer and director and does not feel as though creating such a committee would be necessary at this time.

2. At this time, management has evaluated the need for additional accounting personnel to implement segregation of duties but found that this solution would be expensive and inefficient since the Company has so few transactions that two accounting personnel would be excessive.


3. Segregation of Authority and Duties. Management has evaluated the requirement for increased segregation of authority and duties and has made the conclusion that implementing such changes would not be reasonably feasible, given the status of the Company at this time.

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our continuing internal control assessment, testing and evaluation process.

ATTESTATION

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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


STRATEGIC GAMING INVESTMENTS, INC.



NAME                          	OFFICER                        	DATE

/s/ Lawrence S. Schroeder 	Chief Executive Officer,	August 21, 2008
-------------------------      	President, Chief Financial
Lawrence S. Schroeder		Officer and Secretary

                                                                   EXHIBIT 21.1
                             LIST OF SUBSIDIARIES


   NAME                              	JURISDICTION	OWNERSHIP

1. Strategic Gaming Investments, Inc.      Nevada     	  100%
2. Ultimate Poker League, Inc.             Nevada     	  100%