Form 10-Q
period 2008-09-30
AMERIGO ENERGY, INC.
filed 2008-11-18
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2008

                                      OR

     [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

       For the transition period from:______________ to________________

                       Commission file number: 000-09047

                             AMERIGO ENERGY, INC.
                    (Exact name of small business issuer as
                           specified in its charter)


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

10,742,528 shares of common stock, $0.001 par value, as of November 14, 2008

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES[ ] NO [X]





                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS
             Balance Sheet (Unaudited)					2
             Statement of Operations (Unaudited)			3
             Statement of Cash Flows (Unaudited)			4
             Noted to Condensed Financial Statements (Unaudited)	5
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL		7
             CONDITION AND RESULTS OF OPERATIONS
      ITEM 3. CONTROLS AND PROCEDURES					11

PART II - OTHER INFORMATION
      ITEM 1. LEGAL PROCEEDINGS						11
      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS			12
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES				12
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
      ITEM 5. OTHER INFORMATION						13
      ITEM 6. EXHIBITS							13

SIGNATURE


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      AMERIGO ENERGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       UNAUDITED                 AUDITED
                                                                         AS OF                    AS OF
                                                                     SEPTEMBER 30,             DECEMBER 31,
									  2008			   2007
								     ------------	       -----------
                             ASSETS
   Current assets
   Cash                                                              $		-              $	 -
								     ------------	       -----------
          Total current assets							-                        -

   Other current assets
    Accounts receivable								-                    3,693
    Advances to related party							-                  500,100
          Total other current assets						-                  503,793
								     ------------	       -----------
   Total assets                                                      $		-              $   503,793
								     ============	       ===========
             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

   Current liabilities
    Accounts payable                                                 $    451,458                  208,623
    Bank overdraft								-                    7,116
    Accrued interest								-                   65,030
    Accounts payable - related parties						-                  179,533
    Advances from related parties					  167,541                   97,401
    Lawsuit settlement payable						    3,000
    Accrued payroll for related party					  108,304                  577,235
								     ------------	       -----------
          Total current liabilities					  730,303                1,134,939

   Convertible notes payable to related party, less current
   maturity of $0, net of unamortized discount of $901,316			-                  184,629

   Stockholders' (deficit)
    Preferred Stock (25,000,000 shares
       authorized and zero issued and outstanding)				-                        -
    Common stock; $.001 par value; 100,000,000 authorized;
       560,498 and 9,447,137 shares issued and outstanding
       as of September 30, 2008 and December 31, 2007,
       respectively                                        		   11,096                    9,447
   Additional paid-in capital					       12,189,184               12,541,764
   Receivable of shares issued										 -
   Accumulated (deficit)					      (12,930,583)             (13,366,985)
								     ------------	       -----------
          Total stockholders' (deficit)					 (730,304)                (815,774)
								     ------------	       -----------
          Total liabilities and stockholders' (deficit)              $		-              $   503,794
								     ============	       ===========



			See Accompanying Notes to Financial Statements

                      AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Unaudited                             Unaudited
                                                UNADITED           CONSOLIDATED         UNAUDITED        CONSOLIDATED
                                                9 months ended     9 months ended    	3 months ended   3 months ended
                                              	September 30,	   September 30,	September 30,	 September 30,
						2008		   2007			2008		 2007
						--------------	   --------------	--------------	 --------------
Revenue	 				    	$            - 	   $            - 	$            - 	 $            -

Operating expenses
	Compensation expense	                             - 	     4,361,888.00 	             - 	              -
	Consulting expense	                       641,455 	     1,031,050.00 	        50,293 	              -
	General and administrative	                10,828 	       549,460.19 	        (4,402)	     195,560.19
						--------------	   --------------	--------------	 --------------
		Total operating expenses	       652,284 	     5,942,398.19 	        45,891 	     195,560.19
						--------------	   --------------	--------------	 --------------
		Loss from operations	              (652,284)	    (5,942,398.19)	       (45,891)	    (195,560.19)

Other income (expenses):
	Amortization of discount on
	  convertible notes payable	                     - 	       (17,178.00)	             -	      (6,799.00)
	Loss from rescinded Merger	                     - 	    (2,576,786.00)	             -       (20,975.00)
	Interest expense on warrant
	  with convertible notes payable	             - 	       (32,733.00)	             - 	      	      -
	Interest expense	                             - 	       (48,427.67)	             -       (37,574.67)
						--------------	   --------------	--------------	 --------------
		Total other income (expenses)	             - 	    (2,675,124.67)	             -       (65,348.67)
						--------------	   --------------	--------------	 --------------
(Loss) before provision for income taxes &
	other comprehensive income / (loss)	      (652,284)	    (8,617,522.86)	       (45,891)     (260,908.86)

Provision for income taxes		                    			- 		                      -

(Loss) before othe
 comprehensive income / (loss)	                      (652,284)	    (8,617,522.86)	       (45,891)     (260,908.86)

Other comprehensive income / (loss)		             			- 		                      -

Net (loss)	 				$     (652,284)	    (8,617,522.86)	$      (45,891)     (260,908.86)
						--------------	   --------------	--------------	 --------------
Basic and diluted (loss) per common share	$        (1.16)	   $        (0.95)	$        (0.08)  $        (0.03)
						==============	   ==============	==============	 ==============
Basic and diluted weighted average
	common shares outstanding	               560,498 	        9,091,581 	       560,498	      9,447,137
						==============	   ==============	==============	 ==============


			See Accompanying Notes to Financial Statements


                      AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



									Unaudited		Unaudited
									9 months ended		9 months ended
									September 30,		September 30,
									2008			2007
									--------------		--------------
Cash flows from operating activities:
   Net loss				 				$     (652,284)		$   (8,617,523)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Changes in operating assets and liabilities:
	Accounts receivable			 			$	 3,693 		$	     -
	Stocks and options issued for services / to settle debt		        (2,169)		     5,392,938
	Increase / (decrease) in stock subscription			 	     -   		 2,500
	Interest expense on warrant with convertible notes payable		     -   		86,176
	Amortization of discount on convertible notes payable			     -   		10,379
	Forgiveness of related party payable			 		61,881 		 	     -
	Cost associated with rescinded merger			 		     -   		   600
	Loss associated with rescinded merger			 		     -   	     2,467,808
	Stock options issued						       476,418 		 	     -
	Depreciation and amortization			 			     -   		 2,597
	(Increase) / decrease in prepaid expenses			 	     -   		   999
	(Increase) / decrease in loans and bank receivables			     -   		 8,228
	Increase / (decrease) in accounts payable			       242,835 		       131,191
	Increase / (decrease) in accounts payable - related party	      (179,533)			44,804
	Increase / (decrease) in accrued interest			 	     -   		17,531
	Increase / (decrease) in accrued payroll			       (16,865)		 	93,760
	Lawsuit settlement payable			 			 3,000 		 	     -
									--------------		--------------
		Net cash used by operating activities		 	$      (63,024)		$     (358,012)


Cash flows from investing activities:					$	     -
		Net cash used by investing activities		 	$	     - 		$	     -
									--------------		--------------
Cash flows from financing activities:
   Increase in bank overdraft				 		$	     - 		$	 1,840
   Advance to (from) related party				 		70,140 		      (538,818)
   Proceeds from stock receivable				 		     -   		12,500
   Proceeds from issuance of convertible notes payable				     -   	       857,275
									--------------		--------------
		Net cash provided by financing activities 		$	70,140 		$      332,797
									--------------		--------------
Net increase in cash					 		$	 7,116 		$      (25,215)

Cash, beginning of period					 	$	(7,116)		$	25,215
									--------------		--------------
Cash, end of period					 		$	     0 		$	     0
									==============		==============
Supplementary cash flow information:
	Interest paid					 					$	    10
	Receivable of shares issued								$	15,000
	Fair value of warrants issued with convertible notes payable				$      282,989
	Discount on convertible notes payable							$	91,761
									==============		==============

			See Accompanying Notes to Financial Statements


                      AMERIGO ENERGY, INC.

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

In August of 2008, our Board of Directors voted to get approval from the shareholders of the Company for a name change from Strategic Gaming Investments, Inc. to Amerigo Energy, Inc. The company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on August 26, 2008. The Company also requested a new stock symbol as a result of the name change. Our new trading symbol is "AGOE".

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on August 21, 2008.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of the information that historically has not been recognized in the calculation of net income. For the period ended September 30, 2008, this amount did not vary from net loss from operations.

Going Concern - The Company has an accumulated deficit of $12,930,583 as of September 30, 2008, and currently has no source of revenue or business operations, raising substantial doubt about the Company's ability to continue as a going concern. The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's future business operations, which are presently not established. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation - The consolidated financial statements include the combined accounts of Strategic Gaming Investments, Inc., a Delaware corporation; Strategic Gaming Investments, Inc., a Nevada Corporation; and The Ultimate Poker League, Inc., a Nevada corporation for financial statements as of September 30, 2007 and December 31, 2007. All material intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2 - STOCKHOLDERS' EQUITY

As  of  September  30,  2008,  there   were  560,226  shares  of  common  stock
outstanding.

On March 16, 2008, all outstanding convertible notes ("Notes"), in the collective original principal amount of $1,095,945, plus accrued interest in the collective amount of $65,600, were converted into 1,653,832 shares of common stock at a conversion price of $0.40 per share. The balance of the notes were settled by giving the 2,500,000 shares of Power Play Development Corporation to the note holders.

Additionally, during the three months ended March 31, 2008, the Company issued warrants to purchase 800,000 shares of common stock, exercisable for a period of ten (10) years at $0.35 per share, to third party consultants. Such warrants were valued at $476,418 using the Black-Scholes valuation methodology, and all of such amount has been expensed on the financial statements of the Company.

On August 18, 2008, our Board of Directors authorized a reverse stock split of the outstanding common stock on the basis of one share for every twenty shares currently issued and outstanding, effective September 5, 2008 (the "Effective Date"). Each twenty shares of common stock of the Company outstanding on the Effective Date were converted automatically into a single share of common stock. There will not be a change in the par value of the common stock of Strategic Gaming. To avoid the existence of fractional shares of common stock, if a stockholder would otherwise be entitled to receive a fractional share, the number of shares to be received was rounded up to the next whole share.

NOTE 3 - NOTES PAYABLE

As of September 30, 2008, there are no outstanding convertible notes.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, Larry Schroeder, the Company's President, Chief Executive Officer and a Director, has loaned the Company the sum of $79,707. This loan is non-interest bearing and has no due date assigned to it.

As of September 30, 2008, the Company had $108,304 in accrued payroll payable to the Company's current and former officers.

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

As of September 30, 2008 the Company owes $3,000 of the $20,000 owed as a part of the settlement.

NOTE 6 - SUBSEQUENT EVENTS

On October 31, 2008 the Company entered into a Reorganization pursuant to a Reorganization Agreement dated as of October 31, 2008. The Reorganization, Granite Energy, Inc. transferred to Amerigo Energy substantially all of its assets and operations, including its subsidiary, Amerigo, Inc. and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. The Company filed a form 8-K on November 11, 2008 to disclose the transaction. For more information, please refer to that filing.

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

On August 19, 2008, The Ultimate Poker League, Inc. filed dissolution papers with the Secretary of State of Nevada to dissolve the corporation. As a result, UPL is no longer included in our financials on a consolidated basis and our investment in UPL was removed from our books.

On August 20, 2008, Strategic Gaming Investments, Inc. (the "Company"), a Delaware Corporation, announced that the Company would be issuing a dividend to its shareholders of its ownership interest in Strategic Gaming Investments, Inc., a Nevada Corporation to shareholders. The dividend was in the form of a dividend certificate representing restricted common stock, which was distributed to the Company's beneficial stockholders of record as of the record date, September 3, 2008. The stock dividend was be distributed to owners of the Company's common stock as of the record date in a ratio of one share of dividend stock in, for every 5 shares of common stock held by Strategic Gaming Investments, Inc. shareholders. As a result of the dividend, Strategic Gaming Investments, Inc., a Nevada Corporation, is no longer held by the Company and therefore not consolidated into its financials.

On August 18, 2008, our Board of Directors authorized a reverse stock split of the outstanding common stock on the basis of one share for every twenty shares currently issued and outstanding, effective September 5, 2008 (the "Effective Date"). Each twenty shares of common stock of the Company outstanding on the Effective Date were converted automatically into a single share of common stock. There will not be a change in the par value of the common stock of Strategic Gaming. To avoid the existence of fractional shares of common stock, if a stockholder would otherwise be entitled to receive a fractional share, the number of shares to be received was rounded up to the next whole share.

In August of 2008, our Board  of  Directors  voted  to  get  approval  from the shareholders of the Company for a name change from Strategic Gaming Investments, Inc. to Amerigo Energy, Inc. The company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on August 26, 2008. The Company also requested a new stock symbol as a result of the name change. Our new trading symbol is AGOE.


DESCRIPTION OF REVENUES

At this time we are not generating revenues. There can be no assurance that we will generate revenues in the future. Accordingly, our long-term viability is subject to substantial doubt.

REVENUE RECOGNITION

Sales revenue relating to any future product or service offerings, if applicable, will be recognized upon receipt.


DESCRIPTION OF EXPENSES

Our current expenses consist primarily of general and administrative matters, including legal and accounting fees. At this time, our sole officer is not being compensated.

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES

We did not realize revenues for the three months ended September 30, 2008 and September 30, 2007.

OPERATING EXPENSES

General and Administrative - General and administrative expenses were $10,828 for the nine months ended September 30, 2008, compared to $549,460 for the nine months ended September 30, 2007, representing a decrease of $538,632, or 98%. The significant decrease in general and administrative expense reflects the lack of operations.

OTHER EXPENSES

During the nine months ended September 30, 2008, other expense was $0, compared to $2,675,125 during the nine months September 30, 2008, representing a decrease of $2,675,125 or 100%. The significant decrease relates to a decrease of $2,576,786 in loss from rescinded merger in 2007.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $652,284 for the nine months ended September 30, 2008, compared to a net loss of $8,617,523 for the nine months ended September 30, 2007, a decrease of $7,965,239, or 92.4%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash of $0, and a working capital deficit of $730,303, as compared to a cash deficit of $7,116 and a working capital deficit of $631,145 at December 31, 2007. In addition, our stockholders' deficit was $730,304 at September 30, 2008, compared to stockholders' deficit of $815,774 at December 31, 2007.

Our accumulated deficit decreased from $13,366,985 at December 31, 2007 to $12,930,583 at September 30, 2008. This was related to the removal of both THE Ultimate Poker League, Inc. and Strategic Gaming Investments, Inc (a Nevada Corporation) from our financial statements on a consolidation basis.

Our operations used net cash of $63,024 during the nine months ended September 30, 2008, compared to $358,012 during the nine months ended September 30, 2007, a decrease of $294,988.

Our investing activities provided zero in net cash for both the three months ended September 30, 2008 and 2007.

Our financing activities provided net cash of $70,140 during the nine months ended Septmber 30, 2008, compared to net cash of $332,797 during the nine months ended September 30, 2007.

Given the absence of revenue generating operations and a cash deficit, our viability is in serious doubt.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, president, and chief financial officer, Lawrence S. Schroeder. Mr. Schroeder serves as our principal executive officer as well as our principal accounting and financial officer as of September 30, 2008.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

As of September 30, 2008 the Company owes $3,000 of the $20,000 that was to be paid as part of the settlement.

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

On March 16, 2008, all outstanding convertible notes, in the collective original principal amount of $1,095,945, plus accrued interest in the collective amount of $65,600, were converted into 1,653,832 shares of common stock at a conversion price of $0.40 per share. The balance of the notes were settled by giving the 2,500,000 shares of Power Play Development Corporation to the note holders.

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

                      		   AMERIGO ENERGY, INC.
                                   (REGISTRANT)


Date:           November 18, 2008   By: /s/ Bruce Lybbert
                                    -------------------------
                                    Bruce Lybbert
                                    Its: Chief Executive Officer