Form 10-K
period 2008-12-31
AMERIGO ENERGY, INC.
filed 2009-04-15
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2008

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-09047

                             AMERIGO ENERGY, INC.

     (Exact name of Smaller Reporting Company as specified in its charter)


            Delaware                                    20-3454263
  ----------------------------                       ----------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)


                           2580 Anthem Village Drive
                              Henderson, NV 89052
		    ----------------------------------------
                    (Address of principal executive offices)

                                 (702) 399-9777
			  ---------------------------
                          (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act: None.

        Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, $0.001 PAR VALUE

                                (Title if Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]
Accelerated filer        [ ]
Non-accelerated filer    [ ]      (Do not check if a smaller reporting company)
Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)   [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 20,559,050 shares of common stock outstanding as of April 15, 2009

Documents Incorporated by Reference: None


                               TABLE OF CONTENTS


ITEM 1. DESCRIPTION OF BUSINESS................................................	5
ITEM 1A.RISK FACTORS..........................................................	6
ITEM 2. DESCRIPTION OF PROPERTY................................................ 12
ITEM 3. LEGAL PROCEEDINGS......................................................	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................... 16

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............... 17
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS.......................................................... 19
ITEM 7. FINANCIAL STATEMENTS...................................................F-2
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE................................................... 23
ITEM 8A.CONTROLS AND PROCEDURES................................................ 23
ITEM 8B.OTHER INFORMATION...................................................... 24

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE................ 25
ITEM 10.EXECUTIVE COMPENSATION................................................. 27
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	RELATED STOCKHOLDER MATTERS............................................ 29
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................... 30
ITEM 13.PRINCIPAL ACCOUNTING FEES AND SERVICES................................. 30

PART IV
ITEM 14.EXHIBITS............................................................... 31



PART I

Forward-Looking Statements

References in this annual report to "the Company," "we," "us" or "our" are intended to refer to the Company. This report contains numerous "forward-looking statements" that involve substantial risks and uncertainties. These include, without limitation, statements relating to future drilling and completion of wells, well operations, production, prices, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

- Failure to obtain, or a decline in, oil or gas production, or a decline in oil or gas prices,

-    Incorporate estimates of required capital expenditures,

- Increase in the cost of drilling, completion and oil production or other costs of production and operations,

-    An inability to meet growth projections, and

- Other risk factors set forth under "Risk Factors" in this annual report. In addition, the words "believe", "may", "could", "when", "estimate", "continue", "anticipate", "intend", "expect", and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements.

These statements are based on our beliefs and the assurances we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Our actual results could differ materially from the results discussed in the forward-looking statements. Some, but not all, of the factors that may cause these differences include those discussed below under the section entitled "Risk Factors" in this annual report. You should not place undue reliance on these forward-looking statements. You should also remember that these statements are made only as of the date of this report and future events may cause them to be less likely to prove to be true.

Glossary of Terms

DEPLETION is the reduction in petroleum reserves due to production.

FORMATION is a reference  to  a   group of rocks of the same age extending over
a substantial area of a basin.

HYDROCARBONS refer to oil, gas, condensate and other petroleum products.

PARTICIPATION   INTEREST  or  WORKING    INTEREST   is   an   equity   interest
(compared with a royalty interest) in an oil and gas property whereby the participating interest holder pays its proportionate percentage share of development and operating costs and receives a corresponding net revenue interest share of the proceeds of hydrocarbon sales after deduction of royalties due on the gross income.

PROSPECT  is  a potential  hydrocarbon  trap  which  has   been   confirmed  by
geological  and  geophysical   studies  to  the  degree  that  drilling  of  an
exploration well is warranted.

PROVED RESERVES of crude oil, natural gas, or natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests or if core analysis and/or log interpretation demonstrates economic producibility with reasonable certainty. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the immediately adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Proved reserves are estimates of hydrocarbons to be recovered from a given data forward. They are expected to be revised as hydrocarbons are produced and additional data become available.

Reserves that can produced economically through the application of established improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project, or the operation of an installed program in that reservoir, provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Estimates of proved reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

PROVED DEVELOPED RESERVES A subcategory of proved reserves. They are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are considered developed only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

PROVED UNDEVELOPED RESERVES is a subcategory of proved reserves. They are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves are not attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

RESERVOIR is a porous and permeable sedimentary rock formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

TRAP is a geological structure in which hydrocarbons aggregate to form an oil or gas field.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

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

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. transferred to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company.

The Amerigo Energy's business plan includes developing oil and gas reserves while increasing the production rate base and cash flow. It plans to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances.

As an independent energy company headquartered in Henderson, Nevada, Amerigo Energy, through its wholly owned subsidiary, Amerigo, is focused on obtaining oil and gas reserves through acquisition of proved developed producing wells, developing economical and viable exploitation and exploration drilling prospects, optimizing the production from Amerigo Energy's current base oil and gas properties, and optimizing the processing of marketable oil and gas sold at the optimum oil and gas prices for Amerigo Energy's area of operations. Through analysis and research, Amerigo Energy seeks to reduce risk by following investment criteria which identify low to medium risk drilling opportunities within existing oil and gas fields, while selecting optimal drilling sites with the optimal potential of developing the maximum amount of oil and gas reserves. Amerigo Energy believes that this increases the probability of developing economic oil and gas reserves and cash flows that will benefit both Amerigo Energy and shareholders.

Our wholly-owned subsidiary, Amerigo, Inc., incorporated in Nevada on January 11, 2008, holds certain assets formerly of Granite, including oil lease interests, computers, software, telephone system, small office equipment, machinery, and furniture. Amerigo was a subsidiary of Granite prior to the transaction between Amerigo Energy and Granite.

GENERAL DISCUSSION OF OPERATIONS

EMPLOYEES AND CONSULTANTS

The Company currently has no employees. We contract the services of consultants in the various areas of expertise, as required. S. Matthew Schultz, Chief Executive Officer of the Company, and Jason Griffith, Chief Financial Officer of the Company, currently devote no more than 50% of their time to the operations of the Company.

The amount of time devoted to the Company currently by officers and consultants is due to the limited operations and resources of the Company. However, the Company feels the time devoted to operations is enough to cover the current operational requirements.

Expected Significant Changes In The Number Of Employees

The Company does not expect any significant change in the number of employees over the next 12 months of operations. As noted previously, the Company currently coordinates all operations, using its Officers and various consultants as necessary.

The Company's website address is http://www.amerigoenergy.com

ITEM 1A. RISK FACTORS

Risks Related to Amerigo Energy's Business

Amerigo Energy is subject to a high degree of risk as Amerigo Energy is considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of the Amerigo Energy's Common Stock could further decline.

We Have a History

Since Amerigo Energy's inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2008 and December 31, 2007 we incurred net losses of $719,413 and $8,952,895, respectively. Our accumulated deficit as of December 31, 2008 was $13,01,897. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy's lack of current business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

Lack of Liquidity

Amerigo Energy's Common Stock is currently quoted for public trading on the Over-the-Counter Bulletin Board under the ticker symbol "AGOE". The trading price of the Amerigo Energy's common stock has been subject to wide fluctuations. Trading prices of Amerigo common stock may fluctuate in response to a number of factors, many of which will be beyond Amerigo Energy's control.

The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited or no business operations. These broad market and industry factors may adversely affect the market price of Amerigo Energy's Common Stock, regardless of our operating performance. Further, until such time as Amerigo Energy is an operating company, it is unlikely that a measurable trading market will exist for Amerigo Energy's Common Stock.

Amerigo Energy's Common Stock is a "Penny Stock" and should be Considered "High Risk" and Subject to Marketability Restrictions.

Since Amerigo Energy's Common Stock is a "penny stock", as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the Common Stock rises above $5.00 per share, if ever, trading in the Common Stock is subject to the "penny stock" rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the "penny stock" rules may restrict the ability or willingness of broker-dealers to sell the Common Stock and may affect the ability of holders to sell their Common Stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Funding Difficulties

Given Amerigo Energy's historical operating results, obtaining financing will be extremely difficult. This is further compounded by the extremely limited liquidity in Amerigo Energy's Common Stock and the lack of business operations. Financing, if available, will likely be significantly dilutive to our common stockholders and will not necessarily improve the liquidity of Amerigo Energy's common stock without a vast improvement in our operating results. In the event we are unsuccessful in procuring adequate financing, our financial condition and results of operations will be further materially adversely affected.

"Going Concern" Qualification

As a result of Amerigo Energy's deficiency in working capital at December 31, 2008 and other factors, Amerigo Energy's auditors have stated in their report that there is substantial doubt about Amerigo Energy's ability to continue as a going concern. In addition, Amerigo Energy's cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Amerigo Energy be unable to continue existence.

Risks Applicable to Amerigo Energy's Oil and Gas Business

Speculative Nature of Oil and Gas Development Activities ("Project"); Natural and Other Hazards. Exploration, drilling and development of oil and gas properties is not an exact science and involves a high degree of risk. There is no assurance that oil or gas will be found within any prospects or that, if found, sufficient oil or gas production will be obtained to enable Amerigo Energy to recoup its investment in the Project. During any drilling or completion of any prospect, Amerigo Energy could encounter hazards including unusual or unexpected formations, high formation, pressures or other conditions, blow-outs, fires, failure of equipment, and downhole collapses. There can be no assurance that in the event of such problems Amerigo Energy will have sufficient funds to solve such problems. Furthermore, the Project may be subject to liability for pollution and other damages and will be subject to statutes and regulations relating to environmental matters. Although Amerigo Energy and/or the operator drilling the prospects will obtain and maintain the insurance coverage, Amerigo Energy may suffer losses due to hazards against which it cannot insure or against which it may elect not to insure.

Drilling and Production Risks. Exploration for oil and gas is speculative by its very nature, and involves a high risk of loss. A large number of prospects result in dry holes, and others do not produce oil or gas in sufficient quantities to make them commercially profitable to complete or place in production. Many risks are involved that experience, knowledge, scientific information and careful evaluation cannot avoid. An investor must be prepared to lose all of an investment as there can be no assurance that any prospect will result in or continue to have oil or gas production or that production, if obtained, will be profitable. Oil and gas prospects sometimes experience production decline that is rapid and unexpected. Initial production from a prospect (if any) does not accurately indicate any consistent level of production to be derived from it.

Importance of Future Prices, Supply and Demand for Oil and Gas. The revenues which might be generated from the activities of Amerigo Energy will be highly dependent upon the future prices and demand for oil and gas. Factors which may affect prices and demand include worldwide supply; the price of oil produced in the United States or imported from foreign countries; consumer demand; price and availability of alternative fuels; federal and state regulation; and general, national and worldwide economic and political conditions.

In addition to the widely-recognized volatility of the oil market, the gas market is also unsettled due to a number of factors. In the past, production from gas prospects in many geographic areas of the United States has been curtailed for considerable periods of time due to a lack of market demand, and such curtailments may exist in the future. Further, there may be an excess supply of gas in the area of the prospects. In that event, it is possible that prospects will be shut in or that gas in those areas will be sold on terms less favorable than might otherwise be obtained. The combination of these factors, among others, makes it particularly difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove incorrect.

Competition. There are large numbers of companies and individuals engaged in exploration for oil and gas and the development of oil and gas properties. Accordingly, Amerigo Energy will encounter strong competition from independent operators and major oil companies. Many of the companies so encountered have financial resources and staffs considerably larger than those available to Amerigo Energy. There are numerous companies and individuals engaged in the organization and conduct of oil and gas programs and there is a high degree of competition among such companies in the offering of their programs.

Markets for Sale of Production. The ability of Amerigo Energy to market oil and gas found and produced, if any, will depend on numerous factors beyond the control of Amerigo Energy, the effect of which cannot be accurately predicted or anticipated. Some of these factors include, without limitation, lifting and transportation costs, the availability of a ready market, the effect of federal and state regulation of production, refining, transportation and sales, and general national and worldwide economic conditions. There is no assurance that Amerigo Energy will be able to market oil or gas produced by the prospects at prices that will prove to be economic after costs.

Price Control and Possible Energy Legislation. There are currently no federal price controls on oil or gas production so that sales of oil or gas by Amerigo Energy can be made at uncontrolled market prices. However, there can be no assurance that Congress will not enact controls at any time. No prediction can be made as to what additional energy legislation may be proposed, if any, nor which bills may be enacted nor when any such bills, if enacted, would become effective.

Environmental Regulations. The exploration, development and production of oil and gas is subject to various federal and state laws and regulations to protect the environment. Various states and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental control which could adversely affect the business of Amerigo Energy. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, will increase the cost of oil and gas development and production. Some of these costs may ultimately be borne by Amerigo Energy.

Government Regulation. The oil and gas business is subject to extensive governmental regulation under which, among other things, rates of production from wells may be fixed. Governmental regulation also may limit or otherwise affect the market for production and the price which may be paid for that production. Governmental regulations relating to environmental matters could also affect Amerigo Energy's operations. The nature and extent of various regulations, the nature of other political developments and their overall effect upon Amerigo Energy are not predictable. The availability of a ready market for oil and gas, if any, discovered by Amerigo Energy or from existing production and the price obtained for the oil and gas will depend upon numerous factors, including the extent of domestic production and foreign imports of gas and/or oil, the proximity and capacity of pipelines, intrastate and interstate market demand, the extent and effect of federal regulations on the sale of oil and/or natural gas in interstate and intrastate commerce, and other government regulation affecting the production and transportation of oil and/or gas. In addition, certain daily allowable production constraints may change from time to time, the effect of which cannot be predicted by management. There is no assurance that Amerigo Energy will be able to market any oil or gas found or acquired by it at favorable prices, if at all.

Uninsured Risks and Other Potential Liabilities. Amerigo Energy's operations will be subject to all of the operating risks normally connected with drilling for and producing oil and gas, such as blow-outs, pollution, premises liability, workplace injury and other risks and events which could result in the Program incurring substantial losses or liabilities. Amerigo Energy anticipates securing insurance as it deems prudent, affordable, necessary and appropriate. Certain risks of Amerigo Energy, the Project, the Operator and Non-Operating interest holders are uninsurable and others may be either uninsured or only partially insured or limited because of high premium costs, the unavailability of such insurance and/or for other reasons. In the event Amerigo Energy and/or the Project incurs uninsured losses or liabilities, all parties may be at risk and the Project's funds available for exploration and development, as well as funds available for Amerigo Energy's other and ongoing operations, may be reduced or lost completely.

Decline Curve. Production from all oil and gas wells declines over time. The actual rate of decline is subject to numerous factors and cannot, in normal circumstances, be calculated in advance. Production also fluctuates for many reasons. Prospective investors should understand that production from any well may fluctuate and will ultimately decline, rendering the well non-commercial.

Dependence upon Amerigo and the Operators. The operations and financial success of Amerigo Energy depends significantly on its management and of the drilling guarantor. In the event that management of any of these companies becomes unable or unwilling to continue to direct the operations of Amerigo Energy, Amerigo Energy could be adversely affected.

Unpredictability of Oil and Gas Investment. Numerous factors, including fluctuations in oil and gas prices and operating costs and the productive life of the wells make it difficult to predict returns with any accuracy.

Marketing and Pricing. The market for oil and gas produced from the wells is difficult to predict, as well as the costs incurred in connection with such production. Particularly in the case of natural gas, a market may not immediately be available for the gas from a well because of its distance from a pipeline. The gas may therefore remain unsold for an indefinite period of time. Nevertheless, Amerigo Energy will exercise its best efforts to obtain a market for any natural gas produced from the well as soon as possible if production is achieved.

Costs of Treating Natural Gas. Companies that own natural gas production often require that natural gas have certain characteristics before they will purchase it. Gas from an Amerigo Energy well may have to be treated so that the purchasers will take delivery. This treatment might include increasing the pressure, dehydrating it, removing CO2 or other impurities and other items of a similar nature. These treatments may require that additional facilities be built or services be performed. Because these costs concern the operation of a gas well they are treated as lease operating expenses and are generally recouped out of production. The costs of any additional facilities are often paid initially by the first purchasers or gatherers of production, who then reimburse themselves by recouping these capital costs through a minimal reduction of the price paid for the gas. If any gas produced by a well requires special treatment as described above, Amerigo Energy will attempt to minimize the costs associated with treatment and maximize the Project's profits from the sale of the gas.

Delays in Receipt of Cash. Amerigo Energy is involved in the exploration for and development of oil and gas reserves. The unavailability of, or delay in obtaining, necessary materials for drilling and completion activities, or in securing title opinions dated to the first production, may delay, for significant periods after the discovery and production of hydrocarbons, the distribution of any cash to Amerigo Energy. Because each prospect will be drilled and completed in succession and not concurrently, revenue, if any, from each prospect will also be distributed in succession with the completion of the prospect.

The loss of executive officers or key employees could have a material adverse effect on our business.

The Company depends greatly on the efforts of our executive officers and other key personnel to manage our operations. The loss or unavailability of any of our executive officers or other key personnel could have a material adverse effect on our business.

The company has no plans to pay dividends on its common stock, and you may not receive funds without selling your common stock.

The Board of Directors of the Company does not intend to declare or pay dividends on the Company's Common Stock in the foreseeable future. Instead, the Board of Directors generally intends to invest any future earnings in the business. Subject to Nevada law, the Company's Board of Directors will determine the payment of future dividends on the Company's Common Stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting the Company's ability to pay dividends, the Company's earnings and cash flow, the Company's capital requirements, the Company's financial condition, and other factors the Company's Board of Directors deems relevant. Accordingly, you may have to sell some or all of your Common Stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell the Company's Common Stock and may lose the entire amount of your investment.


Dilution could have an adverse affect on the ownership of the stockholder in the registrant.

The Company may issue more Common Stock at prices determined by the board of directors in any private placements or offerings of securities, possibly resulting in dilution of the value of the Common Stock, and, given there is no preemptive right to purchase Common Stock, if a stockholder does not purchase additional Common Stock, the percentage share ownership of the stockholder in the Company will be reduced.

The business of the company may be adversely affected if the company has material weaknesses or significant deficiencies in its internal control over financial reporting in the future.

As a public company the Company will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2010, to attest to our assessment of our internal control over financial reporting.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal controls over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC significant deficiencies or material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our Common Stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.

Cautionary note regarding forward-looking statements and other information contained in this prospectus

This Prospectus contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Prospectus generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

The corporate offices of the Company are located in Henderson, Nevada, at 2580 Anthem Village Drive, Henderson, NV 89052. The Company rents this space on a month-to-month basis for $998 per month. We also lease on a month-to-month basis a small office in Bountiful, Utah at a rate of $1,200 per month.

CURRENT OIL AND GAS PROPERTIES

The Company recently, in October 2008, acquired its first oil and gas interests and properties as a part of the reorganization that it entered into with Granite Energy, Inc. The Company acquired substantially all of Granite Energy's assets for 10,000,000 shares of our common stock. The following descriptions of our oil interests include the amounts acquired in the reorganization as well as interests that were purchased with shares of our Common Stock in December of 2008. Please see the Note 2 to the Financial Statements for accounting policies related to these oil and gas properties.

OIL PRODUCING PROPERTIES

WEST BURKE

The West Burke lease consists of 115.27 acres of land. The lease has a total of 7 wells, with 5 pumping wells and 2 injection wells. The lease is located in Witchita County, Texas

The Company acquired a 18.49% working interest and 13.78% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 13.93% working interest and 10.38% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil programs from Granite Energy.

As of December 31, 2008, the Company holds a 32.42% total working interest and 24.16% net revenue interest in West Burke.

During November and December of 2008, the lease produced 335.33 barrels of oil and for the year ended December 31, 2008, net revenues of $559 have been recognized from revenues of $1,559 net of lease operating expenses in the amount of $1,000.

PHILLIPS B

The Phillips B leases are located in Cotton County, Oklahoma and are currently operated by SJ OK Oil Company. We receive any revenues from oil sold to Teppco Oil (US) Company, net of oil lease expenses for that period.

In December of 2008, the Company acquired an additional 6.53% working interest and 4.90% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil programs from Granite Energy.

During December 2008, the lease produced 343.17 barrels of oil, however, no revenues were recognized because lease expenses for that period were higher than the oil revenues and no revenues were received from Teppco Oil Company. Our gross revenue in our interest in Phillips B for the year ended were $572 and our portion of the lease expenses were also $572 which netted to $0 net revenue recognized.

KUNKEL

The Kunkel lease has a total of 13 wells, with 7 pumping wells, 1 injection well, and 5 wells that were shut in. The leases are located in Archer County, Texas. West Burke is currently operated by SWJN Oil Company and we receive any revenues from oil sold to Conoco Oil Company, net of oil lease expenses for that period.

The Company acquired a 61.60% working interest and 48.80% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 25.60% working interest and 20.28% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil programs from Granite Energy.

As of December 31, 2008, the Company holds a 87.20% total working interest and 69.08% net revenue interest in the Kunkel leases.

During November and December of 2008, the lease produced 346.02 barrels of oil and for the year ended December 31, 2008, net revenues of $6,689 have been recognized from $8,477 from our interest in gross oil sales net of $1,788 in lease operating expenses.

RAY

The Ray lease consists of 100 acres of land in Archer County, Texas and is operated by SWJN Oil Company. The lease has a total of 4 wells, with 2 pumping wells, 1 injection well, and 1 well that was shut in. The Company acquired a 100% working interest and 87.50% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008.

During the year ended December 31, 2008, the lease produced an immaterial amount of oil, 55 barrels. The oil gatherer for the least will not collect and purchase amounts of oil below 150 barrels so no revenue will be recognized until the lease produces the minimum amount.

OIL AND GAS PRODUCING PROPERTIES

MELISSA HENSLEY

The Melissa Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 27.96% working interest and 20.97% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil and gas programs from Granite Energy.

As of December 31, 2008, the Company holds a 54.11% total working interest and 40.58% net revenue interest in the Melissa Hensley lease.

During Nov. and Dec. of 2008 the lease produced 4,830 MCF's of Gas and 180.18 barrels of oil. This resulted in estimated revenue of $8,608 and estimated lease operating expenses of $6,484 for a net estimated revenue to the Company of $2,124. This money is being held in a receivable suspense account until all of the paperwork for the exchanges is finalized.

DJ HANKS

The DJ Hanks well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 5.27% working interest and 3.95% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 43.62% working interest and 32.71% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil and gas programs from Granite Energy.

As of December 31, 2008, the Company holds a 48.89% total working interest and 36.67% net revenue interest in the DJ Hanks lease.

During Nov. and Dec. of 2008 the lease produced 1,377 MCF's of Gas and 182.20 barrels of oil. This resulted in estimated revenue of $5,458 and estimated lease operating expenses of $2,371 for a net estimated revenue to the Company of $3,088. This money is being held in a receivable suspense account until all of the paperwork for the exchanges is finalized.

RICHARD HENSLEY

The Richard Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 19.55% working interest and 14.66% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 35.77% working interest and 26.83% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil and gas programs from Granite Energy.

As of December 31, 2008, the Company holds a 55.33% total working interest and 41.49% net revenue interest in the Richard Hensley lease.

During Nov. and Dec. of 2008 the lease produced 73.81 MCF's of gas. This resulted in estimated revenue of $92 and estimated lease operating expenses of $989 for a net estimated expense to the Company of $897. This money is being held to net against a receivable suspense account until all of the paperwork for the exchanges is finalized.

BROOKS HENSLEY

The Brooks Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 49.58% working interest and 37.23% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 15.17% working interest and 11.32% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil and gas programs from Granite Energy.

As of December 31, 2008, the Company holds a 64.75% total working interest and 48.55% net revenue interest in the Brooks Hensley lease.

During Nov. and Dec. of 2008 the lease produced 1239.28 MCF's of gas. This resulted in estimated revenue of $2,350 and estimated lease operating expenses of $2,298 for a net estimated revenue to the Company of $52. This money is being held in a receivable suspense account until all of the paperwork for the exchanges is finalized.

UNPROVED LEASES AND PROPERTY

JJ YOUNG

The Company acquired a 100% working interest and 76.25% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. The JJ Young lease currently does not have any wells on the lease. The Company is currently evaluating the costs and requirements to drill on this lease.

TIGERSHARK

The Company acquired a 27.96% working interest and 20.97% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil and gas programs from Granite Energy.

As of December 31, 2008, the Company holds a 54.11% total working interest and 40.58% net revenue interest in the Tigershark lease.

OTHER UNPROVED LEASES

In December of 2008, the Company acquired a working interest and net revenue interest with the issuance of our Common Stock to investors that had previously purchased oil and gas programs from Granite Energy. The unproved leases that were acquired as part of these conversions were Evergreen 1, Roadrunner, Southgold 1 (Tony), Southgold 2, Southgold 3, and name pending - Escavada.


ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2008, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Subsequent to year end, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying other payments due. As of the date of this filing, no restitution has occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to the Company's security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Amerigo Energy (formerly known as Strategic Gaming Investments, Inc.) shares of Common Stock are not traded on an established market. Amerigo Energy Stock is traded through broker/dealers and in private transactions, and quotations are reported on the OTC Bulletin Board under the symbol "AGOE". OTC Bulletin Board quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The table below sets forth the range of high and low prices paid for transactions in Amerigo Energy shares of Common Stock as reported on the OTC Bulletin Board for the periods indicated. No dividends have been declared or paid on Amerigo Energy Common Stock and none are likely to be declared or paid in the near future.

The following table sets forth the quarterly high and low bid prices for our Common Stock during our last two fiscal years, adjusted for the recent stock split. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and do not necessarily represent actual buy and sell transactions.



                                         COMMON STOCK
					--------------
                                         High    Low
					------  ------
FISCAL YEAR ENDED DECEMBER 31, 2006:
Fiscal Quarter Ended March 31, 2006    	190.00	130.00
Fiscal Quarter Ended June 30, 2006    	130.00	100.00
Fiscal Quarter Ended September 30, 2006	130.00	100.00
Fiscal Quarter Ended December 31, 2006 	125.00 	 75.00

FISCAL YEAR ENDED DECEMBER 31, 2007:
Fiscal Quarter Ended March 31, 2007      75.00 	 47.00
Fiscal Quarter Ended June 30, 2007       63.00 	 51.00
Fiscal Quarter Ended September 30, 2007  63.00 	 34.00
Fiscal Quarter Ended December 31, 2007   34.00 	 30.00

FISCAL YEAR ENDED DECEMBER 31, 2008:
Fiscal Quarter Ended March 31, 2008      30.00 	 12.00
Fiscal Quarter Ended June 30, 2008       15.00 	 12.00
Fiscal Quarter Ended September 30, 2008  18.00    4.00
Fiscal Quarter Ended December 31, 2008   10.01    3.75


SHAREHOLDERS OF RECORD AND OUTSTANDING SHARES

       The authorized capital stock of the Company consists of 100,000,000 shares of common stock with a par value of $.001 and 25,000,000 shares of preferred stock at a par value of $.001.

    Common Stock. The holders of the common stock are entitled to one vote per share on each matter submitted to a vote at any meeting of the shareholders. Shares of common stock do not carry cumulative voting rights, and therefore a majority of the shares of outstanding common stock will be able to elect the entire Board of Directors, and if they do so, minority stockholders would not be able to elect any persons to the Board of Directors. Our Amended By-laws provide that a majority of the issued and outstanding shares of the Company shall constitute a quorum for shareholders' meeting except with respect to certain matters for which a greater percentage quorum is required by statute or our Articles of Incorporation or By-laws.

     Shareholders of The Company have no pre-emptive rights to acquire additional shares of common stock or other securities. The common stock is not subject to redemption and carries no subscription or conversion rights.

    Preferred Stock. As of December 31, 2008, there were no preferred shares issued or outstanding. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

    The stock transfer agent for the Company is American Stock Transfer and Trust Company, located at 59 Maiden Lane, Plaza Level, New York, NY 10038. Their telephone number is (800) 937-5449.



HOLDERS

On December 31, 2008, there were approximately 63 direct holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there are additional beneficial holders which have not converted their stock.

DIVIDENDS AND OTHER DISTRIBUTIONS

Amerigo Energy has never paid cash dividends on our common stock or preferred stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On March 16, 2008, all outstanding convertible notes ("Notes"), in the collective original principal amount of $1,095,945, plus accrued interest in the collective amount of $65,600, were converted into 1,653,832 (pre=reverse slit) shares of common stock. The balance of the notes were settled by giving the 2,500,000 shares of Power Play Development Corporation to the note holders.

Additionally, during the three months ended March 31, 2008, the Company issued warrants to purchase 800,000 shares of common stock, exercisable for a period of ten (10) years at $0.35 per share, to third party consultants. Such warrants were valued at $476,418 using the Black-Scholes valuation methodology, and all of such amount has been expensed on the financial statements of the Company.

On August 18, 2008, our Board of Directors authorized a reverse stock split of the outstanding common stock on the basis of one share for every twenty shares currently issued and outstanding, effective September 5, 2008 (the "Effective Date"). Each twenty shares of common stock of the Company outstanding on the Effective Date were converted automatically into a single share of common stock. There was no change in the par value of the common stock of Strategic Gaming. To avoid the existence of fractional shares of common stock, if a stockholder would otherwise be entitled to receive a fractional share, the number of shares to be received was rounded up to the next whole share.

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. transferred to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. Additionally, the Company issued 182,030 shares of our Common Stock for the settlement of certain accounts payable as part of the reorganization agreement.

On November 14, 2008, the Company issued 80,000 shares of Common Stock on behalf of a related party as part of a settlement of a lawsuit. The shares were issued at fair market value on the date of issuance at $8.32 per share for a total of $665,600. The amount has been recorded as a receivable from the related party and is expected to be repaid in common stock.

On December 1, 2008, The Company issued 9,254,429 shares of our Company Common Stock in exchange for the transfer of various oil interests that were previously sold by Granite Energy, Inc.

As of December 31, 2008, a total of 2,335,945 shares of common stock were subscribed to prior warrant holders. As of December 31, 2008, we have received $12,000 in payments for the warrants and a stock payable has been recorded accordingly. See Note 7, Commitments and Contingencies, for information related to the remaining warrants that may be exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

INTRODUCTION

The Company derives its revenues from its producing oil and gas properties, of which the substantial majority are predominantly oil properties. These properties consist of working interests in producing oil wells having proved reserves. Our capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-K.

OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended December 31, 2008, the Company generated $50,743 in revenues from the sale of oil lease interests in addition to royalties on producing oil and gas properties. For the period ended December 31, 2007, the Company did not recognize any revenues because we did not have any significant business operations during that time.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the year ended December 31, 2008 totaled $16,184 as compared to $0 for the prior year. The Company acquired its oil and gas interest during the quarter ended December 31, 2008 therefore we did not have any lease operating expenses prior to that acquisition.

Consulting- Consulting expenses were $586,498 for the year ended December 31, 2008 as compared to $0 for the year ended December 31, 2007. The increase of $586,498 was primarily related to the issuance of 800,000 warrants in March of 2008 to consultants that were valued with the Black-Scholes valuation model at $476,418 and expensed accordingly.

General and Administrative - General and administrative expenses were $81,710 for the year ended December 31, 2008, compared to $605,181 for the period from inception to December 31, 2007, representing a decrease of $523,471. The significant decrease in general and administrative expense reflects the lack of significant operations for most of 2008 until the reorganization on October 31, 2008.

Professional Fees - Professional fees for the year ended December 31, 2008 were $119,700 as compared to $0 for the period ended December 31, 2007. The increase was related to the increase in operations and the use of consultants in addition to filing fees and stock transfer agent fees for the reverse split, reorganization, and associated filings that took place during the year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the acquired assets from the reorganization were $5,818 for the year ended December 31, 2008. The depletion expense for the year ended December 31, 2008 was $38,357 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the recently acquired oil and gas properties. There was $0 in depreciation, amortization, and depletion for the year ended December 31, 2007 because the Company had no depreciable assets until 2008.

OTHER INCOME AND EXPENSES

During the twelve months ended December 31, 2008, interest income was $18,527, compared to $0 during year ended December 31, 2007, representing an increase of $18,527. The increase relates to the accrued interest on the $358,948 note receivable from a related party. See Note 7 for further information on the related party note payable.

A gain on the extinguishment of debt in the amount of $62,852 for the year ended December 31, 2008, as compared to $0 for the prior year is directly related to the write off of debts as part of the reorganization on October 31, 2008.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $739,686 for the year ended December 31, 2008, compared to a net loss of $8,934,368 for the year ended December 31, 2007, a decrease of $8,934,369. The decrease in net loss is attributable to $2,576,786 in a loss related to a rescinded merger and $4,361,888 in compensation expenses related to stock options issued to employees in 2007.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash in the amount of $1,300, and a working capital deficit of $300,308, as compared to cash in the amount of $0 and a working capital deficit of $1,134,938 as of December 31, 2007. In addition, our stockholders' deficit was $12,993,406 at December 31, 2008, compared to stockholders' deficit of $815,774 at December 31, 2007.

Our accumulated deficit decreased from $13,366,985 at December 31, 2007 to $13,017,985 at December 31, 2008.

Our operations used net cash of $73,724 during the year ended December 31, 2008 compared to $476,944 during the year ended December 31, 2007, a decrease of $403.219.

Our cash used for investing activities was $0 for the year ended December 31, 2008 and $0 for the year ended December 31, 2007.

Our financing activities provided net cash of $75,024 during the year ended December 31, 2008, compared to net cash of $451,728 during the year ended December 31, 2007.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS


                          Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
2228 South Fraser Street
Fax (303) 369-9384
Unit I
Email larryodonnellcpa@msn.com
Aurora, Colorado    80014
www.larryodonnellcpa.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerigo Energy, Inc.

I have audited the accompanying consolidated balance sheet of Amerigo Energy, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerigo Energy, Inc as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $13,013,897 at December 31, 2008. Additionally, for the year ended December 31, 2008, the Company a net loss of $719,413. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



LARRY O'DONNELL, CPA, P.C.

March 26, 2009

                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET

							As of			As of
							December 31, 2008	December 31, 2007
							-----------------	-----------------
 ASSETS

Current assets
	Cash	 					$	    1,300 	$		-
	Receivables	 					   22,187 		 	-
							-----------------	-----------------
Total current assets		 				   23,487 		 	-

Other current assets
	Bank recievable							- 		    3,693
	Advances to related party	 			   30,559 		  500,100
	Notes receivable - related party			  358,949
	Accrued interest receivable - related party		   18,287

Property, plant and equipment
	Leasehold Improvements	 				   76,460 		 	-
	Office equipment, net of depreciation			   20,648 		 	-
	Vehicles, net of depreciation				   12,883 			-
	Property and Equipment, net	 			  129,372 		 	-
	Proved reserves, net of depletion	 		6,032,016 		 	-
	Unproved reserves, net of depletion	 		5,512,163 		 	-
	Software, net	 					    6,724 		 	-
		 							- 		 	-
Other Assets		 						- 		 	-
	  Investment in Greenstart	 			   42,236 		 	-
	  Note receivable	 				  386,590 		 	-
	  Deposits	 					      950 		 	-
	  Intercompany receivables	 				- 		 	-
							-----------------	-----------------
Total assets		 				$      12,651,323 	$	  503,793
							=================	=================
 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
	Accounts payable and accrued liabilities	$	  164,186 	$	  208,623
	Accounts payable - related party	 		   46,216 		  179,533
	Accrued interest	 					- 		   65,030
	Advances from related parties	 			   38,361 		   97,401
	Bank overdraft	 						- 		    7,116
	Payroll liabilities	 				   70,666 		  577,235
							-----------------	-----------------
Total current liabilities		 		$	  319,429 	$	1,134,938

Convertible notes payable to related party				- 		  184,629
Long-term liabilities		 					- 		 	-
	Intercompany liabilites						-
							-----------------	-----------------
Total liabilities		 			$	  319,429 	$	1,319,567

Stockholders' (deficit)
	Preferred stock (25,000,000 shares
	auth & 0 shares outstanding)	 		$	 	- 	$	 	-
	Common stock; $.001 par value;
	100,000,000 shares authorized;
	20,071,235 shares outstanding
	at December 31, 2008	 				   30,613 		    9,447
	Additional paid-in capital	 		       25,968,778 	       12,541,764
	Stock receivable	 				 (665,600)
	Common stock payable	 				   12,000
	Subscribed stock	 					- 		 	-
	Accumulated deficit	 			      (13,013,897)	      (13,366,985)
							-----------------	-----------------
Total stockholders' (deficit)				$      12,331,894 	$	 (815,774)
							-----------------	-----------------
Total liabilities and stockholders' (deficit)		$      12,651,323 	$	  503,793
							=================	=================

See Accompanying Notes to Financial Statements



                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS


							Year Ended		Year Ended
							December 31, 2008	December 31, 2007
							-----------------	-----------------

Revenue							$		- 	$		-
	Oil revenues						   14,312 		 	-
	Gas revenues		 				   10,431 		 	-
	Sale on oil packages		 			   26,000 		 	-
							-----------------	-----------------
		Total Revenue	 				   50,743 		 	-

Cost of Sales
	Cost of oil packages		 			   19,173 		 	-
							-----------------	-----------------
		Total cost of goods sold	 		   19,173 		 	-

Gross Profit							   31,570 		 	-

Operating expenses
	Lease operating expenses
	Compensation expense		 				- 		4,361,888
	Consulting expense					  586,498 		1,175,129
	Selling, general and administrative			   81,748 		  605,181
	Professional fees		 			  119,700
	Depreciation and amortization expense		 	    5,818
	Depletion expense					   38,357
							-----------------	-----------------
		Total operating expenses			  832,122 		6,142,198
							-----------------	-----------------
		Loss from operations	 			 (800,552)	       (6,142,198)

Other income (expenses):
	Amortization of discount on convertible
		notes payable	 					- 		  (78,012)
	Loss from rescinded merger		 			- 	       (2,576,786)
	Interest expense on warrant with
		convertible ntoes payable				- 		  (59,973)
	Interest expense		 				- 		  (95,927)
	Interest income		 				   18,287
	Gain on extinguishment of debt		 		   62,852 		 	-
							-----------------	-----------------
		Total other income (expenses)	 		   81,139 	       (2,810,698)
							-----------------	-----------------
		Loss before provision for income taxes	 	 (719,413)	       (8,952,896)

Provision for income taxes			 			- 		 	1
Net loss			 			$	 (719,413)	$      (8,952,895)
							=================	=================
Basic and diluted (loss) per common share			    (0.04)		    (0.98)
							=================	=================
Basic and diluted weighted average common shares
	outstanding		 			       20,071,235 		9,180,470
							=================	=================

See Accompanying Notes to Financial Statements



                             AMERIGO ENERGY, INC.
                       STATEMENT OF STOCKHOLDER'S EQUITY



					 			Additional 	Stock 		Stock 				Total
					 			Paid-in 	Subscriptions 	Subscriptions 	Accumulated 	Stockholders'
	 			Shares 		 Amount 	Capital		Receivable	Payable		Deficit		Deficit
				-------		 -------	------------	-------------	-------------	------------	------------

Balance,
December 31, 2006	 	402,357 	 $ 8,047 	$  3,580,849 	$	    -   $	    - 	$ (4,414,090)	    (825,194)

Shares issued for
merger with Neolink	 	 40,000 	     800 	   2,479,200 	       (2,500)		    - 		   - 	   2,477,500

Issuance of
convertible debt
agreements	 		      - 	       - 	     377,558 		    - 		    - 		   - 	     377,558

Shares issued for
settlement of merge
 rescission	 		 30,000 	     600 		   - 		    - 		    - 		   - 		 600

Issuance of stock
options for services	 	      - 	       - 	   1,031,050 		    - 		    - 		   - 	   1,031,050

Issuance of stock
options of compensation		      - 	       - 	   4,361,888 		    - 		    - 		   - 	   4,361,888

Issuance of convertible
debt agreements	 		      - 	       - 	     602,524 		    - 		    - 		   - 	     602,524

Write off of stock
receivable							      			2,500 		    - 			       2,500

Issuance of convertible
debt agreements	 		      - 	       - 	     108,695 		    - 		    - 		   - 	     108,695

Net loss	 		      - 	       - 		   - 		    - 		    - 	  (8,952,893)	  (8,952,893)
				-------		 -------	------------	-------------	-------------	------------	------------
Balance, December 31, 2007	472,357 	   9,447 	  12,541,764 		    - 		    - 	 (13,366,983)	    (815,772)
				=======		 =======	============	=============	=============	============	============
Settlement of
accrued payroll	 		      - 	       - 	     441,963 		    - 		    - 		   - 	     441,963

Conversion of
notes payable	 		 82,419 	   1,648 	     846,765 		    - 		    - 		   - 	     848,413

Issuance of stock
options for services	 	      -   	       -   	     476,418 		    - 		    - 		   - 	     476,418

Write off of previously
consolidated interco. loan	      -   	       -   	  (1,028,949)		    - 		    - 		   - 	  (1,028,949)

Write off of disolved
and spun off entities	 	      -   	       -   	  (1,088,776)		    - 		    - 	   1,088,684 		 (92)

 Settlement of debts as
part of the reorganization 	182,030 	     182 	     454,893 		    - 		    - 		   - 	     455,075

Shares issued for assets
as part of reorganization    10,000,000 	  10,000 	   3,414,006 		    - 		    - 		   - 	   3,424,006

Stock receivable issued -
see note 4	 		 80,000 	      80 	     665,520 	     (665,600)		    - 		   - 		   -

Shares issued for purchase
of oil intersts	 	      9,254,429 	   9,254 	   9,245,175 		    - 		    - 		   - 	   9,254,429

Stock payable for
warrants	 		      -   	       -   		   - 		    - 	       12,000 		   - 	      12,000
													    -
Net loss	 		      - 	       - 		   - 		    - 		    - 	    (719,413)	    (719,413)
			     ----------		 -------	------------	-------------	-------------	------------	------------
Balance,
December 31, 2008	     20,071,235          $30,612 	 $25,968,778 	$    (665,600)	$      12,000 	$(12,997,712)	$ 12,348,078
			     ==========		 =======	============	=============	=============	============	============

See Accompanying Notes to Financial Statements



                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


									Audited			Audited
									12 months ended		12 months ended
									December 31, 2008	December 31, 2007
									-----------------	-----------------
Cash flows from operating activities:
Net loss								$	 (719,413)	$      (8,952,895)
Adjustments to reconcile net loss to
  net cash used by operating activities:
Changes in operating assets and liabilities:
	Accounts receivable						$	  (43,233)	$		-
	Stocks and options issued for services / to settle debt			   (2,169)		5,392,938
	Increase / (decrease) in stock subscription			 		-   		    2,500
	Interest expense on warrant with convertible notes payable			-   		  113,416
	Amortization of discount on convertible notes payable			 	-   		   71,213
	Forgiveness of related party payable			 		   61,881 		 	-
	Cost associated with rescinded merger			 			-   		      600
	Loss associated with rescinded merger			 			-   		2,467,808
	Stock options issued			 				  476,418 		 	-
	Depreciation and amortization			 				-   		    2,597
	(Increase) / decrease in prepaid expenses			 		-   		      999
	(Increase) / decrease in loans and bank receivables			   11,990 		    4,535
	Increase / (decrease) in accounts payable				  220,317 		  115,346
	Increase / (decrease) in accounts payable - related party		 (133,317)		  149,532
	Increase / (decrease) in accrued interest					-   		   65,030
	Increase / (decrease) in accrued payroll			 	   53,801 		   89,438
									-----------------	-----------------
		Net cash used by operating activities			$	  (73,724)	$	 (476,944)

Cash flows from investing activities:
Purchase of property and equipment				 	$		-   	$		-
									-----------------	-----------------
		Net cash used by investing activities		 	$		-   	$		-

Cash flows from financing activities:
Increase in bank overdraft				 			   (7,116)	$	    7,116
Advance to (from) related party				 			   70,140 	$	 (533,858)
Proceeds from stock receivable							   12,000 	$	   12,500
Proceeds from issuance of convertible notes payable				 	- 	$	  965,970
									-----------------	-----------------
		Net cash provided by financing activities 		$	   75,024 	$	  451,728
									-----------------	-----------------
Net increase in cash					 		$	    1,300 	$	  (25,216)

Cash, beginning of period					 	$		- 	$	   25,215
									-----------------	-----------------
Cash, end of period					 		$	    1,300 	$	       (1)
									=================	=================
Supplementary cash flow information:
	Interest paid							$		-   	$	       10
	Receivable of shares issued			 		$	   12,000 	$	   15,000
	Fair value of warrants issued with convertible notes payable	$		-   	$	  282,989
	Discount on convertible notes payable			 	$		-   	$	   91,761



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

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. transferred to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the combined accounts of Amerigo, Inc., a Nevada Corporation. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130")), requires that total comprehensive income be reported in the financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2007 and the year ended December 31, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

PROPERTY AND EQUIPMENT


On October 31, 2008, as part of the reorganization agreement, the Company acquired substantially all of the assets from Granite Energy, Inc., including an office building, equipment, furniture and fixtures, an automobile, and oil interests. The Company transferred these assets at their depreciated historical cost and has continued depreciating them using their historical cost and remaining estimate lives.

The current and long term portions were of the asset retirement obligation was estimated based on historical experience.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period.

Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:


                            ESTIMATED
         CATEGORY              LIFE
   ----------------------   ---------
   Office building          20 years
   Vehicles                  7 years
   Equipment                 7 years
   Leasehold Improvements    7 years
   Furniture and Fixtures    5 years


All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

OIL AND GAS PRODUCING ACTIVITIES

Suspended well cost - Statement of Financial Accounting Standards Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" (SFAS 19) as amended by Staff Position 19-1 "Accounting for Suspended Well Costs" allows suspended well costs to remain capitalized beyond one year from drilling if certain specific criteria are met and additional disclosures provided.

Exploratory costs, excluding the cost of exploratory wells and acquired exploration rights, are charged to expense as incurred. Drilling costs for exploratory wells are capitalized pending the determination of the existence of proved reserves. If reserves are not found, the drilling costs are charged to operating expense. Oil and gas lease acquisition costs are capitalized when incurred.

Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. Unproved properties with acquisition costs that are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.

Development costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

REVENUE RECOGNITION

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collection of the revenue is reasonably assured.

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

The Company operates in one primary segment, the oil and gas industry. The Company's customers are located within the United States of America. Financial instruments that subject the Company to credit risk consist principally of oil and gas sales which are based on a short-term purchase contracts from Teppco Oil (US) Company and various other gatherers in the area, with related accounts receivable subject to credit risk.

During the year ended December 31, 2008, Teppco Oil (US) Company accounted for approximately 13% of the Company's oil revenues. In the coming year and forward, we anticipate the percentage of oil revenues from Teppco Oil Company to be approximately 66%. The low percentage for the year ended December 31, 2008 is directly related to the acquisition of the oil interests that Teppco Oil Company purchases from in December 2008 and not receiving normal levels of purchases for the short period we held those interests. Management does not believe the loss of Teppco Oil (US) Company would materially affect the ability to sell the oil.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2007 and December 31, 2008; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders' equity.


NET LOSS PER COMMON SHARE

SFAS 128, Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

INCOME TAXES

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and its related implementation guidance.

The Company has adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. There is no established trading market for our stock.

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations for the foreseeable future. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. The Company has obtained working capital through equity offerings and management plans to obtain additional funding through equity or debt financings in the future. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company is currently evaluating the impact of adopting SFAS 157 with respect to non-financial assets and non-financial liabilities, essentially goodwill and identifiable intangible assets, but does not believe the adoption will have a significant impact on the Company's consolidated financial statements. The provisions of SFAS 157 will be applied to non-financial assets and non-financial liabilities beginning March 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At December 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact FSP 142-3 will have on the useful lives of our intangible assets but do not expect it to have a material impact on our financial statements.

In May of 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 2 - ACQUISITION AND DISPOSAL OF ASSETS

During the year ended December 31, 2008

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. transferred to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. The following is an analysis of the consideration given and assets receved in connection with the reorganization:



Assets acquired:

   Proved reserves       	$2,001,368
   Unproved reserves               345,912
   Software                          6,927
   Building                        103,133
   Leasehold improvements           78,659
   Furniture & fixtures             21,873
   Vehicle                          13,301
   Equipment                        28,010
   Receivables                      48,056
   Deposit                             950
   Notes receivable                775,816
				----------
Total assets acquired            3,424,006
				==========
Consideration given:
   Common stock
   (10,000,000 shares)           3,424,006
				----------
Total consideration given 	$3,424,006
				==========


On December 1, 2008, The Company issued 9,254,429 shares of our Company Common Stock in exchange for the transfer of various oil interests that were previously sold by Granite Energy, Inc. The following is an analysis of the consideration given and assets received in the purchase of the oil interests:

Assets acquired:

    Proved reserves    		$4,088,178
    Unproved reserves            5,166,251
				----------
Total assets acquired            9,254,429
				==========
Consideration given:
    Common stock
    (9,254,429 shares at
    $1.00 per share)             9,254,429
				----------
Total consideration given	$9,254,429
				==========


NOTE 3 - NOTES PAYABLE

As of December 31, 2008, there are no outstanding notes payable.

NOTE 4 - STOCKHOLDERS' EQUITY

As of December 31, 2008, there were 20,071,235 shares of common stock outstanding and no preferred shares outstanding.

During the year ended December 31, 2008, the Company issued common stock and warrants as follows:

COMMON STOCK

On March 16, 2008, all outstanding convertible notes ("Notes"), in the collective original principal amount of $1,095,945, plus accrued interest in the collective amount of $65,600, were converted into 1,653,832 (pre-reverse slit) shares of common stock. The balance of the notes were settled by giving the 2,500,000 shares of Power Play Development Corporation to the note holders.

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

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. transferred to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. Additionally, the Company issued 182,030 shares of our Common Stock for the settlement of certain accounts payable as part of the reorganization agreement.

On November 14, 2008, the Company issued 80,000 shares of Common Stock on behalf of a related party as part of a settlement of a lawsuit. The shares were issued at fair market value on the date of issuance at $8.32 per share for a total of $665,600. The amount has been recorded as a receivable from the related party and is expected to be repaid in common stock.

On December 1, 2008, The Company issued 9,254,429 shares of our Company Common Stock at $1.00 per share in exchange for the transfer of various oil interests that were previously sold by Granite Energy, Inc.

WARRANTS

Additionally, during the three months ended March 31, 2008, the Company issued warrants to purchase 800,000 shares of common stock, exercisable for a period of ten (10) years at $0.35 per share, to third party consultants. Such warrants were valued at $476,418 using the Black-Scholes valuation methodology, and all of such amount has been expensed on the financial statements of the Company.

As of December 31, 2008, a total of 2,335,945 shares of common stock were subscribed to prior warrant holders. As of December 31, 2008, we have received $12,000 in payments for the warrants and a stock payable has been recorded accordingly. See Note 7, Commitments and Contingencies, for information related to the remaining warrants that may be exercised.

NOTE 5 - LITIGATION

As of December 31, 2008, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Subsequent to year end, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying certain payments due. As of the date of this filing, no restitution has occurred.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company holds $358,949 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was transferred to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $18,287 at December 31, 2008. The amounts are considered short term due to the demand status of the note.

As of December 31, 2008, the Company had $70,666 in accrued payroll payable to the Company's current and former officers.

As of December 31, 2008, the Company has $38,361 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

Effective October 1, 2008, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $7,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $46,216 as of December 31, 2008 which is included as part of Accounts payable - related party in the accompanying financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company issued warrants for the purchase of our Company's Common Stock at $0.35, $0.40 and $1.00 per share. A total of 2,335,945 shares of common stock were subscribed to through the warrants. The shares will be issued upon final payments from warrant holders, no later than December 31, 2009. As of December 31, 2008, we have received $12,000 in payments for the warrants and have recorded a stock payable for that amount accordingly.

As per the warrant exercise documentation, the shares of common stock will be issued upon the Company receiving the final payment for the shares. In the event of default, all payments will be forfeited to the Company and no shares will be issued. If all warrants are exercise and none are defaulted on, the Company will be obligated to issue 2,335,945 shares of our Common Stock on or before December 31, 2009 at a price of either $0.35, $0.40, or $1.00, as set forth in the warrant documentation.

NOTE 8 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
   Net operating loss carryforwards	$ 1,247,819
   Stock issued for services                  3,500
                                        ------------
                                      	  1,251,319

Deferred tax liabilities
   Depreciation and amortization             (3,025)
                                        ------------
                                             (3,025)


Net deferred tax asset                    1,248,294
Less valuation allowance            	 (1,248,294)
                                   	------------
                                   	$         -
                                   	============

At December 31, 2008, the Company  had federal net operating loss ("NOL") carry
forwards of approximately $1,362,319.   Federal NOLs could, if unused, begin to
expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2008 was $1,248,294.

NOTE 9  - ENVIRONMENTAL MATTERS

Various federal and state authorities have authority to regulate the exploration and developments of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to year end, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying certain payments due. As of the date of this filing, no restitution has occurred.

On January 1, 2009, The Company issued 487,815 shares of our Company Common Stock at $1.00 per share in exchange for the acquisition of additional certain oil interests that were previously sold by Granite Energy, Inc.


WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-K registration statement, including exhibits, under the Securities Act. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC's Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

You can request copies of these documents upon payment of a duplicating fee by writing to the Commission. You may call the Commission at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including the registration statement, will also be available to you on the website maintained by the Commission at http://www.sec.gov.

We intend to furnish our stockholders with annual reports which will be filed electronically with the SEC containing consolidated financial statements audited by our independent auditors, and to make available to our stockholders quarterly reports for the first three quarters of each year containing unaudited interim consolidated financial statements.

We maintain a website at www.amerigoenergy.com. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this prospectus.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed accountants since its 2007 and there are no disagreements with the findings of its accountants.

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

As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, management concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test our internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting, and to delineate any material weakness in our internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2008. In that regard, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008.

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

ITEM 8B. OTHER INFORMATION

We have no information that we would have been required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


(a) Identification of Directors and Executive Officers.


Name              	Age   	Term Served*
------------------	---	------------------
S. Matthew Schultz 	40	Elected since 2008
CEO/Director

Jason F. Griffith  	32	Elected since 2008
CFO/Director


*All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The following is a brief description of the business background of the directors and executive officers of the Company:

S. MATTHEW SCHULTZ - CEO/DIRECTOR

Since the Company completed the reorganization in October 2008, Mr. Schultz has served as its Chief Executive Officer and on its Board of Directors. Mr. Schultz is also a founder of Granite Energy, has served on Granite 's Board of Directors since the Company's December 2005 transformation into an oil and gas company and has served as its chief executive officer from August 2006 until December 2008. From April of 2003 to the present, Mr. Schultz has been president of Wexford Capital Ventures, Inc., a Utah-based strategic financial consulting firm. Wexford Capital provides boutique investment banking services for micro-cap and small- cap companies and has been instrumental in assisting several companies in initial public offerings and strategic planning. Mr.
Schultz has been instrumental in developing investor awareness and participation for numerous publicly traded companies, and assisted in private placement offerings in both the United States and abroad. From 1999 to 2003, Mr. Schultz was the chairman of Pali Financial Group, Inc., an investment banking firm specializing in small cap securities. He also served as the vice-president of the Utah Consumer Lending Association during 1998-1999. Mr. Schultz studied finance and management at the University of Wyoming and Weber University.

JASON F. GRIFFITH - CFO/DIRECTOR

Since the Company completed the reorganization in October 2008, Mr. Griffith has served as its Chief Financial Officer as well as a member of the Board of Directors. Mr. Griffith's experience includes having served as a chief financial officer for Granite Energy since December 2005 until December 2008 and for five other publicly traded companies. Mr. Griffith has additional experience in public accounting, which includes being a partner of a CPA firm in Henderson, Nevada since June 2002, as well as being the accounting manager for another accounting firm in Henderson, Nevada from August 2001 through June 2002. Mr. Griffith was previously associated with Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in 2001. Prior to joining Arthur Andersen, Mr. Griffith was pursuing and completed his undergraduate and masters degree in accounting from Rhodes College in Memphis, Tennessee. He is a licensed certified public accountant in Nevada, Tennessee, and Georgia. Mr. Griffith is a member of the American Institute of Certified Public Accountants, the Association of Certified Fraud Examiners and the Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Societies of CPAs.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors hold their office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Any vacancy occurring in the board of directors may be filled by the shareholders, the board of directors, or if the directors remaining in the office constitute less than a quorum of the board of directors, they may fill the vacancy by the affirmative vote of a majority of the directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the terms shall expiree on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

BOARD COMMITTEES

In light of our small size and the fact that we have only two directors, our board has not yet designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. The board intends to designate one or more such committees when practicable.

Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by Sarbanes-Oxley and any applicable national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. Additionally, our board of directors is expected to appoint an audit committee, nominating committee and compensation committee and to adopt charters relative to each such committee. Until further determination by the board of directors, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee. We do not currently have an "audit committee financial expert" since we currently do not have an audit committee in place.

CODE OF ETHICS

The Company has adopted a Code of Ethics for its principal executive and financial officers. In the meantime, the Company's management promotes honest and ethical conduct, full and fair disclosures in its reports with the SEC, and compliance with the applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR AND OFFICER CASH COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Amerigo Energy

The following sets forth the cash components of Amerigo Energy's executive officers during the last two fiscal years. The remuneration described in the table does not include the cost to Amerigo Energy of benefits furnished to the named executive officers, including premium for health insurance and other benefits provide to such individuals that are extended in connection with the conduct of Amerigo Energy's business.

                                                    CASH COMPENSATION TABLE

                                                                                       All
     Name and                                              	Stock       Option     Other
Principal Position 	Year   	  Salary ($)     Bonus ($)      Awards      Awards     Compensation      Total
------------------ 	----	  ----------	 ---------	------	    ------     ------------	 -----
S. Matthew Schultz 	2008		   -             -           -           -                -          -
Chief Executive    	2007		   -		 -	     -		 -		  -	     -
Officer

Jason F. Griffith  	2008		   -             -           -           -                -          -
Chief Financial    	2007		   -		 -	     -		 -		  -	     -
Officer

Bruce Lybbert      	2008		   -             -           -           -                -          -
Former CEO/Director	2007		   -		 -	     -		 -		  -	     -

Larry S. Schroeder 	2008		   -             -           -           -                -          -
Former CEO/Director	2007          97,500		 -	     -		 -		  -     97,500



Each director of Amerigo Energy also serves as a director of Amerigo, Inc. Directors do not receive separate compensation for service as directors of Amerigo Energy or Amerigo, Inc.



                                                      DIRECTOR COMPENSATION

              Fees Earned                                Non-Equity        Nanqualified
                or Paid        Stock        Option     Incentive Plan        Deferred          All Other
    Name      in Cash ($)      Awards       Awards      Compensation       Compensation      Compensation       Total
----------    -----------      ------	    ------     --------------	   ------------	     ------------	-----
S. Matthew
Schultz            -       	-              -             -                  -                  -              -

Jason F.
Griffith           -       	-              -             -                  -                  -              -

Bruce
Lybbert            -       	-              -             -                  -                  -              -
Former
CEO/Director

Larry S.
Schroeder         -       	-              -             -                  -                  -              -
Former
CEO/Director


EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS

Other than as described above or in connection with the Reorganization, there are no compensatory plans or arrangements, including payments to be received from Amerigo Energy, with respect to any party named above which could result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Amerigo Energy or its subsidiaries, or any change in control of Amerigo Energy, or a change in the person's responsibilities following a change in control of Amerigo Energy.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Pursuant to Article VI of Amerigo Energy's by-laws, Amerigo Energy may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of Amerigo Energy, by reason of the fact that he is or was a director, officer, employee or agent of Amerigo Energy, or is or was serving at the request of Amerigo Energy as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of Amerigo Energy, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

Amerigo Energy may also indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of Amerigo Energy to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of Amerigo Energy, or is or was serving at the request of Amerigo Energy as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees, actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of Amerigo Energy. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to Amerigo Energy or for amounts paid in settlement to Amerigo Energy, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

Under Delaware law, a director of a Delaware corporation will not be found to have violated his or her fiduciary duties to the corporation or its shareholders unless there is proof by clear and convincing evidence that the director has not acted in good faith, in a manner he or she reasonably believes to be in or not opposed to the best interests of the corporation, or with the care that an ordinarily prudent person in a like position would use under similar circumstances.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial ownership of each person as described in the table below was calculated based on 20,071,235 of Amerigo Energy Common Stock outstanding as of December 31, 2008, according to the record ownership listings as of that date and the verifications Amerigo Energy solicited and received from each director, executive officer and five percent holder.

Security Ownership of Certain Beneficial Owners as of December 31, 2008


Title of   Name and Address             Amount and Nature         Percent of
 Class    of Beneficial Owner        of Beneficial Ownership        Class
------- -----------------------	     -----------------------	  ---------
Common  Granite Energy, Inc.   		majority shareholder         49.82%
        2580 Anthem Village Dr.                   10,000,000
        Henderson, NV 89052

Common  Kenneth D. Olson                           1,323,556          6.59%
        8641 Ruette Monte Carlo
        La Jolla, Ca 92037



Security Ownership of Management


Title of   Name and Address                Amount and Nature      Percent of
 Class    of Beneficial Owner         	of Beneficial Ownership      Class
-------   -----------------------	-----------------------	  ---------
Common    S. Matthew Schultz     	Chief Executive Officer       0.17%
          161 N. Main Street                           33,511 *
          Bountiful, UT 84010

Common    Jason F. Griffith      	Chief Financial Officer       0.88%
          2580 Anthem Village Dr.                  176,796 *(1)
          Henderson, NV 89052

Common    Lawrence S. Schroeder  	Former CEO/Director           0.28%
          2580 Anthem Village Dr.                    55,818 (2)
          Henderson, NV 89052

Common    Bruce Lybbert          	Former CEO/Director           0.00%
          161 N. Main Street     	                      0
          Bountiful, UT 84010


           (1) all of these shares are indirectly owned by a trust controlled by Mr. Griffith.
           (2) all of these shares are indirectly owned by a Company controlled by Mr. Schroeder.
           * Total Current Officers and Directors common shares held is 210,307 (1.05%)

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2008, the Company holds $358,949 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was transferred to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $18,287 at December 31, 2008. The amounts are considered short term due to the demand status of the note.

As of December 31, 2008, the Company had $70,666 in accrued payroll payable to the Company's current and former officers.

As of December 31, 2008, the Company has $38,361 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

Effective October 1, 2008, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $7,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $46,216 as of December 31, 2008 which is included as part of Accounts payable - related party in the accompanying financial statements.

Other Material Transactions. With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

The board of directors reviews and approves transactions with directors, officers, and holders of more than 5% of our voting securities and their affiliates, or each, a related party. Prior to board consideration of a transaction with a related party, the material facts as to the related party's relationship or interest in the transaction are disclosed to the board, and the transaction is not considered approved by the board unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party's relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.


ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES


                          Fiscal Year Ended
                            December 31,
                         2008           2007
			------		----
Audit fees         	$9,800    	$  -

Audit related fees           -             -

Tax fees                     -             -

All other fees               -             -

PRE APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Larry O'Donnell were pre-approved by the Board of Directors.


PART IV

ITEM 14. EXHIBITS


31.1 CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A)/15(D)- 14(A)

31.2 CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A)/15(D)- 14(A)

32.1 CERTIFICATION OF OUR CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009



By: /s/ S. Matthew Schultz              By: /s/ Jason F. Griffith
    ----------------------                  ----------------------
    S. Matthew Schultz                     Jason F. Griffith
    Chief Executive Officer,               Chief Financial Officer
                                           and Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2009


By: /s/ S. Matthew Schultz              By: /s/ Jason F. Griffith
    ----------------------                  ----------------------
    S. Matthew Schultz                     Jason F. Griffith
    Chief Executive Officer,               Chief Financial Officer
                                           and Principal Accounting Officer