Form 10-Q
period 2009-03-31
AMERIGO ENERGY, INC.
filed 2009-05-20
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2009

                             AMERIGO ENERGY, INC.
		    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


                    Delaware                		     20-3454263
        --------------------------------- 		-------------------
	(State or other jurisdiction			(I.R.S. Employer
	of incorporation or organization)		Identification No.)


                           2580 Anthem Village Drive
                              Henderson, NV 89052
	      ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (702) 399-9777
			  ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

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

20,400,435 shares of common stock, $0.001 par value, as of May 20, 2009

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                               TABLE OF CONTENTS


  ITEM 1. FINANCIAL STATEMENTS
    CONSOLIDATED BALANCE SHEET.............................................3
    CONSOLIDATED STATEMENT OF OPERATIONS...................................4
    STATEMENT OF STOCKHOLDER'S EQUITY......................................5
    CONSOLIDATED STATEMENT OF CASH FLOWS...................................6
    NOTES TO FINANCIAL STATEMENTS..........................................7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  	  RESULTS OF OPERATIONS............................................16
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........18
  ITEM 4. CONTROLS AND PROCEDURES..........................................19

PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS................................................20
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................20
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................20
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............20
  ITEM 5. OTHER INFORMATION................................................20
  ITEM 6. EXHIBITS.........................................................20
SIGNATURES.................................................................21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET




                                                              As of                   As of
                                                         March 31, 2009		December 31, 2008
										    (Audited)
							 --------------		-----------------
                      ASSETS

Current assets
   Cash                                           	 $        6,485      	$           1,300
   Accounts receivable                                           57,227                    22,187
							 --------------		-----------------
Total current assets                                             63,712                    23,487

Other current assets
   Loans to related party                                        69,433                    30,559
   Notes receivable - related party                             365,595                   358,949
   Accrued interest receivable - related party                   23,671                    18,287
							 --------------		-----------------
Total other current assets                                      458,698                   407,795

Property, plant and equipment
   Leasehold Improvements                                        73,161                    76,460
   Office equipment, net of depreciation                         18,811                    20,648
   Vehicles, net of depreciation                                      -                    12,883
   Property and Equipment, net                                  126,715                   129,372
   Proved reserves, net of depletion                          6,097,711                 6,032,016
   Unproved reserves, net of depletion                        5,694,794                 5,512,163
   Software, net                                                  6,419                     6,724
							 --------------		-----------------
Total property, plant and equipment                          12,017,611                11,790,265

Other Assets
     Investment in GreenStart                                    42,236                    42,236
     Note receivable                                            397,259                   386,590
     Deposits                                                       950                       950
							 --------------		-----------------
Total other assets                                 	 $      440,445        	$         429,776
							 --------------		-----------------
Total assets                                       	 $   12,980,467         $      12,651,323
							 ==============		=================

      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
   Accounts payable and accrued liabilities       	 $      169,276        	$         164,186
   Accounts payable - related party                              69,691                    46,216
   Loans from related parties                                    42,155                    38,361
   Payroll liabilities                                           51,730                    70,666
							 --------------		-----------------
Total current liabilities                                       332,852                   319,429
							 --------------		-----------------
Total liabilities                                               332,852                   319,429

Stockholders' (deficit)
   Preferred stock (25,000,000 shares
     auth & 0 shares outstanding at March 31, 2009
     and December 31, 2008)					      -                         -
   Common stock; $.001 par value;
     100,000,000 shares authorized;
     20,071,235 shares outstanding
     at March 31, 2009 and December 31, 2008                     30,942                    30,613
   Additional paid-in capital                                26,329,794                25,968,778
   Stock receivable                                            (665,600)                 (665,600)
   Common stock payable                                         195,776                    12,000
   Accumulated deficit                                      (13,243,296)              (13,013,897)
							 --------------		-----------------
Total stockholders' (deficit)                                12,647,615                12,331,894
							 --------------		-----------------
Total liabilities and stockholders' (deficit)      	 $   12,980,467         $      12,651,323
							 ==============		=================

See Accompanying Notes to Financial Statements






                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                    	       Three months ended	Three months ended
                                                     		 March 31, 2009           March 31, 2008
							         --------------		  --------------
Revenue
     Oil revenues                                                  	 40,535                        -
     Gas revenues                                                  	 11,495                        -
     Rental income                                                   	  3,390                        -
							         --------------		  --------------
        Total Revenue                                             	 55,419                        -

Operating expenses
     Lease operating expenses                                      	 25,857                        -
     Consulting expense                                            	 22,500                  529,313
     Selling, general and administrative                           	 31,641                    9,203
     Professional fees                                           	129,288                        -
     Depreciation and amortization expense                                8,099                        -
     Depletion expense                                             	 80,871                        -
							         --------------		  --------------
        Total operating expenses                               		298,254                  538,516
							         --------------		  --------------
        Loss from operations                                    	242,835                 (538,516)

Other income (expenses):
     Loss on sale of automobile                                     	 (1,883)                       -
     Interest income                                               	 15,246                        -
     Other income                                                            72                        -
							         --------------		  --------------
        Total other income (expenses)                             	 13,435                        -
							         --------------		  --------------
        Loss before provision for income taxes                 	       (229,400)                (538,516)
							         --------------		  --------------
Provision for income taxes

Net loss                                        		 $     (229,400)     	  $     (538,516)
								 ==============		  ==============
Basic and diluted (loss) per common share                              	  (0.01)                   (0.06)
								 ==============		  ==============
Basic and diluted weighted average common shares
     outstanding                                            	     20,400,435                9,721,867
								 ==============		  ==============

See Accompanying Notes to Financial Statements








                             				      AMERIGO ENERGY, INC.
                       					STATEMENT OF STOCKHOLDER'S EQUITY

			 						Additional 	Stock 	 	Stock 				Total
		 							Paid-in 	Subscriptions 	Subscriptions 	Accumulated 	Stockholders'
	 				Shares 	 	Amount 		Capital		Receivable	Payable		Deficit		Deficit
					----------	--------	-----------	-------------	-------------	------------	------------

Balance, December 31, 2008	        20,071,235 	$ 30,613 	$25,968,776 	$    (665,600)	$      12,000 	$(13,013,896)	$ 12,331,893
					==========	========	===========	=============	=============	============	============
Shares issued for purchase
	of oil interests	           329,200 	     329 	    328,871 				              		     329,200

Adjustment to value of the
	assets purchased						     32,147 				                	      32,147

Stock payable for warrants					            				      183,776 		             183,776

Net loss	                         	 - 	       - 	          - 	            - 	            - 	    (229,400)	    (239,262)
					----------	--------	-----------	-------------	-------------	------------	------------
Balance, March 31, 2009	         	20,400,435 	$ 30,942 	$26,329,794 	$    (665,600)	$     195,776 	$(13,243,296)	$ 12,647,615
					==========	========	===========	=============	=============	============	============

See Accompanying Notes to Financial Statements









                             		 AMERIGO ENERGY, INC.
                     		CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Unaudited               Unaudited
                                                                3 months ended          3 months ended
                                                                March 31, 2009          March 31, 2008
								--------------		--------------
Cash flows from operating activities:
  Net loss	 						$     (229,400)		$     (538,516)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Changes in operating assets and liabilities:
	Increase in accounts receivable	                               (35,040)	                  (397)
	Increase in note receivable and interest
	  due from GreenStart	                                       (12,030)	                     -
	Increase in note receivable and interest 	                (9,862)
	Stock options issued	                                             - 	               476,418
	Depletion, depreciation and amortization	                88,970 	                     -
	(Increase) / decrease in loans and bank
	  receivables	                                    		31,341 	                     -
	Increase / (decrease) in accounts payable	                 5,091 	               193,565
	Increase / (decrease) in accounts payable -
	  related party	                                    		23,475 	              (179,533)
	Increase / (decrease) in accrued payroll	               (18,936)	               (16,865)
	Lawsuit settlement payable	                                     - 	                18,000
								--------------		--------------
	Net cash used by operating activities	                      (156,391)	               (47,328)

Cash flows from investing activities:
  Purchase of oil and gas interests	                                12,881 	                     -
								--------------		--------------
	Net cash used by investing activities	                        12,881 	                     -

Cash flows from financing activities:
  Increase in bank overdraft		                                 4,366
  Loan to (from) related party	                                       (35,081)	                50,078
  Increase in stock payable	                                       183,776 	                     -
								--------------		--------------
	Net cash provided by financing activities 	               148,695 	                54,444
								--------------		--------------
Net increase in cash	                                      		 5,185 	                 7,116

Cash, beginning of period	                                      	 1,300 	                (7,116)
								--------------		--------------
Cash, end of period	                                      		 6,485 	 		     -
								--------------		--------------
Supplementary cash flow information:
  Cash payments for income taxes	 			$            -		$	     -
								==============		==============
  Cash payments for interest	 				$            -		$	     -
								==============		==============


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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130")), requires that total comprehensive income be reported in the financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2008 and the quarter ended March 31, 2009.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements at December 31, 2008 and March 31, 2009; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

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


NOTE 3 - ACQUISITION AND DISPOSAL OF ASSETS

DURING THE YEAR ENDED DECEMBER 31, 2008

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. transferred to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. The following is an analysis of the consideration given and assets received in connection with the reorganization:



Assets acquired:

   Proved reserves       	$ 2,001,368
   Unproved reserves                345,912
   Software                           6,927
   Building                         103,133
   Leasehold improvements            78,659
   Furniture & fixtures              21,873
   Vehicle                           13,301
   Equipment                         28,010
   Receivables                       48,056
   Deposit                              950
   Notes receivable                 775,816
				-----------
Total assets acquired             3,424,006
				===========
Consideration given:
   Common stock
   (10,000,000 shares)            3,424,006
				-----------
Total consideration given 	$ 3,424,006
				===========

On December 1, 2008, The Company started the process to issue 9,307,970 shares of our Company Common Stock in exchange for the transfer of various oil interests that were previously sold by Granite Energy, Inc.

DURING THE QUARTER ENDED MARCH 31, 2009:

During the first quarter ended March 31, 2009, The Company issued 275,659 shares of our Company Common Stock in exchange for the transfer of various oil interests that were previously sold by Granite Energy, Inc. The following is an analysis of the consideration given and assets received in the purchase of the oil interests:

NOTE 4 - NOTES PAYABLE

As of March 31, 2009, there are no outstanding notes payable.

NOTE 5 - STOCKHOLDERS' EQUITY

As of March 31, 2009, there were 20,400,435 shares of common stock outstanding and no preferred shares outstanding.

During the quarter ended March 31, 2009, the Company issued common stock and warrants as follows:

COMMON STOCK

During the quarter ended March 31, 2009, the Company issued 329,200 shares of our Company Common Stock at $1.00 per share in exchange for the purchase of various oil interests.

WARRANTS

No warrants were issued during the quarter ended March 31, 2009.

An adjustment was made to Additional Paid in Capital during the three months ended March 31, 2009 for the interest on the note receivable that was transferred to the Company as part of the reorganization on October 31, 2008. During our lawsuit investigation with South Texas Oil Company, it was discovered that interest on the note that was transferred to the Company had not been accrued and the balance was adjusted accordingly.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company holds $365,595 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was transferred to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $23,671 at March 31, 2009. The amounts are considered short term due to the demand status of the note.

As of March 31, 2009, the Company had $51,730 in accrued payroll payable to the Company's current and former officers.

As of March 31, 2009, the Company has $38,361 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

Effective October 1, 2008, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $7,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $46,216 as of March 31, 2009 which is included as part of Accounts payable - related party in the accompanying financial statements.

At March 31, 2009, the Company had paid expenses in advance of oil revenue from SWJN Oil Company of $ 9,458. Our CFO has an ownership interest in this Texas operator company. Additionally, $59,976 was paid as expenses for Granite Energy, the Company's majority shareholder.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company issued warrants for the purchase of our Company's Common Stock at $0.35, $0.40 and $1.00 per share. A total of 2,335,945 shares of common stock were subscribed to through the warrants. The shares will be issued if all payments from warrant holders are received no later than December 31, 2009.

As per the warrant exercise documentation, the shares of common stock will be issued upon the Company receiving the final payment for the shares. In the event of default, all payments will be forfeited to the Company and no shares will be issued. If all warrants are exercised and none are defaulted on, the Company will be obligated to issue 2,335,945 shares of our Common Stock on or before December 31, 2009 at a price of either $0.35, $0.40, or $1.00, as set forth in the warrant documentation.

NOTE 8 - DEFERRED INCOME TAX

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for in a valuation allowance. As a result, the net benefit and expense resulted in no income taxes.

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

NOTE 10 - SUBSEQUENT EVENTS

On April 27, 2009, The Company issued shares of our Company Common Stock at $1.00 per share in exchange for the acquisition of additional certain oil and gas interests that were previously sold by Granite Energy, Inc.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q, including exhibits, under the Securities Act. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC's Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2009.

INTRODUCTION

The Company derives its revenues from its producing oil and gas properties, of which the substantial majority are predominantly oil properties. These properties consist of working interests in producing oil wells having proved reserves. Our capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q.


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended March 31, 2009, the Company generated $55,419 in revenues from royalties on producing oil and gas properties and rental income on a building we own. For the period ended March 31, 2008, the Company did not recognize any revenues because we did not have any significant business operations during that time.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the quarter ended March 31, 2009 totaled $25,857 as compared to $0 for the quarter ended March 31, 2008. The Company acquired its oil and gas interest during the quarter ended December 31, 2008 therefore we did not have any lease operating expenses prior to that acquisition.

Consulting- Consulting expenses were $22,500 for the quarter ended March 31, 2009 as compared to $0 for the quarter ended March 31, 2008. The increase of $22,500 was related to the services performed by a company controlled by our chief financial officer.

General and Administrative - General and administrative expenses were $31,641 for the quarter ended March 31, 2009, compared to $9,203 for the quarter ended March 31, 2008, representing an increase of $22,438. The increase in general and administrative expense reflects the lack of significant operations for most of 2008 until the reorganization on October 31, 2008.

Professional Fees - Professional fees for the quarter ended March 31, 2009 were $129,288 as compared to $0 for the period ended March 31, 2008. The increase was related to the increase in operations and the use of consultants in addition to filing fees and stock transfer agent fees and associated filings that took place during the year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the acquired assets from the reorganization were $8,099 for the quarter ended March 31, 2009. The depletion expense for the quarter ended March 31, 2009 was $80,871 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the recently acquired oil and gas properties. There was $0 in depreciation, amortization, and depletion for the year ended March 31, 2008 because the Company had no depreciable assets until 2008.

OTHER INCOME AND EXPENSES

During the three months ended March 31, 2009, interest income was $15,246, compared to $0 during three months ended March 31, 2008, representing an increase of $15,246. The increase relates to the accrued interest on the $365,595 notes receivable from a related party and the note receivable on the sale of a rig in the amount of $397,259. See Note 6 for further information on the related party note payable.

During the three months ended March 31, 2009, the Company sold a vehicle for $11,000 that had a book value of $12,883 for a loss of $1,883.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $229,400 for the quarter ended March 31, 2009, compared to a net loss of $538,516 for the quarter ended March 31, 2008, a decrease of $309,116. The decrease in net loss is partially attributable to a decrease of $506,813 in consulting expenses as compared to the three months ended March 31, 2008 and the increase in revenues due to the acquisition of oil and gas producing properties in 2008 and the current period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash in the amount of $6,485, and a working capital deficit of $269,140, as compared to cash in the amount of $1,300 and a working capital deficit of $295,942 as of December 31, 2008. In addition, our stockholders' deficit was $12,647,615 at March 31, 2009, compared to stockholders' deficit of $12,331,894 at December 31, 2008.

Our accumulated deficit increased from $13,013,897 at December 31, 2008 to $13,243,296 at March 31, 2009.

Our operations used net cash of $156,391 during the quarter ended March 31, 2009, compared to $47,328 during the quarter ended March 31, 2008, a increase of $109,063.

Our cash used for investing activities was $12,881 for the quarter ended March 31, 2009 and $0 for the quarter ended March 31, 2008.

Our financing activities provided net cash of $148,695 during the quarter ended March 31, 2009, compared to net cash of $54,444 during the quarter ended March 31, 2008.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, S. Matthew Schultz, and our Chief Financial Officer, Jason F. Griffith. Mr. Schultz serves as our principal executive officer and Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the first quarter of 2009, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying other payments due. As of the date of this filing, no restitution has occurred.

As of March 31, 2009, other than the lawsuit disclosed in the previous paragraph, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits.

31.1 Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2009

By: /s/ S. Matthew Schultz        	By: /s/ Jason F. Griffith
    ----------------------       	-------------------------
    S. Matthew Schultz          	Jason F. Griffith
    Chief Executive Officer,    	Chief Financial Officer
    and Principal Executive Officer	and Principal Accounting Officer