Form 10-Q
period 2009-06-30
AMERIGO ENERGY, INC.
filed 2009-08-14
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2009


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

21,578,479 shares of common stock, $0.001 par value, as of August 14, 2009

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION............................................3
  ITEM 1. FINANCIAL STATEMENTS.............................................3
    	  CONSOLIDATED BALANCE SHEET.......................................3
    	  CONSOLIDATED STATEMENT OF OPERATIONS.............................4
    	  STATEMENT OF STOCKHOLDER'S EQUITY................................5
    	  CONSOLIDATED STATEMENT OF CASH FLOWS.............................6
    	  NOTES TO FINANCIAL STATEMENTS....................................7
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  	  RESULTS OF OPERATIONS............................................13
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........15
  ITEM 4. CONTROLS AND PROCEDURES..........................................15
PART II - OTHER INFORMATION................................................16
  ITEM 1. LEGAL PROCEEDINGS................................................16
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................16
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................16
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............16
  ITEM 5. OTHER INFORMATION................................................16
  ITEM 6. EXHIBITS.........................................................16
SIGNATURES.................................................................17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET

							     As of	    As of
							   June 30,	 December 31,
							     2009	    2008
							--------------	--------------
 ASSETS

Current assets
	Cash	 					$	 6,861 	$	 1,300
	Accounts receivable	 			       	45,255 		22,187
							--------------	--------------
Total current assets					 	52,115 		23,487

Other current assets
	Loans to related party	 				96,174 		30,559
	Notes receivable - related party	 	       376,494 	       358,949
	Accrued interest receivable - related party	 	29,155 		18,287
							--------------	--------------
Total other current assets		 		       501,823 	       407,795

Property, plant and equipment
	Leasehold improvements	 				69,863 		76,460
	Office equipment, net of depreciation	 		16,973 		20,648
	Vehicles, net of depreciation			 	     - 		12,883
	Property and Equipment, net	 		       124,057 	       129,372
	Proved reserves, net of depletion	 	     6,387,538 	     6,032,016
	Unproved reserves, net of depletion	 	     6,494,216 	     5,512,163
	Software, net					 	 6,114 		 6,724
							--------------	--------------
Total property, plant and equipment			    13,098,760 	    11,790,265

Other Assets
	  Investment in GreenStart			 	42,236 		42,236
	  Note receivable	 			       406,606 	       386,590
	  Deposits	 					   950 		   950
							--------------	--------------
Total other assets		 			$      449,791 	$      429,776
							--------------	--------------
Total assets						$   14,102,490 	$   12,651,323
							==============	==============
 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
	Accounts payable and accrued liabilities	$      171,768 	$      164,186
	Accounts payable - related party	 		78,386 		46,216
	Loans from related parties	 			40,168 		38,361
	Payroll liabilities	 				51,730 		70,666
							--------------	--------------
Total current liabilities				       342,053 	       319,429
							--------------	--------------
Total liabilities					       342,053 	       319,429


Stockholders' (deficit)
	Preferred stock (25,000,000 shares
	 authorized & 0 shares outstanding at
	 June 30, 2009)	 					     - 		     -
	Common stock; $.001 par value;
	 100,000,000 shares authorized;
	 21,578,479 shares outstanding
	 at June 30, 2009				 	32,120 		30,613
	Additional paid-in capital			    27,506,660 	    25,968,778
	Stock receivable				      (665,600)	      (665,600)
	Common stock payable				       357,616 		12,000
	Accumulated deficit				   (13,470,358)	   (13,013,897)
							--------------	--------------
Total stockholders' (deficit)				    13,760,437 	    12,331,894
							--------------	--------------
Total liabilities and stockholders' (deficit)		$   14,102,490 	$   12,651,323
							==============	==============



See Accompanying Notes to Financial Statements


                             			  AMERIGO ENERGY, INC.
                    			 CONSOLIDATED STATEMENT OF OPERATIONS


			 				Three Months	Three Months	 Six Months	 Six Months
							   Ended	   Ended	   Ended	   Ended
							  June 30, 	  June 30, 	  June 30, 	  June 30,
							    2009	    2008	    2009	    2008
							-----------	------------	------------	------------

Revenue
   Oil revenues		 				$    36,648	$	   -	$     77,183	$	   -
   Gas revenues						     13,168 		   - 	      24,663 		   -
   Rental income		 			      3,390 		   - 	       6,780 		   -
							-----------	------------	------------	------------
	Total Revenue	 				     53,206 		   - 	     108,625 		   -


Operating expenses
   Lease operating expenses				$    30,781 	$	   -   	$     56,638 	$	   -
   Consulting expense		 			     22,500 	      61,849 	      45,000 	     591,161
   Selling, general and administrative			     19,738 	       6,027 	      51,378 	      15,232
   Professional fees					    125,186 		   - 	     254,473 		   -
   Depreciation and amortization expense		      8,099 		   - 	      16,197 		   -
   Depletion expense					     88,796 		   - 	     169,667 		   -
							-----------	------------	------------	------------
	Total operating expenses			    295,099 	      67,876 	     593,353 	     606,393
							-----------	------------	------------	------------
	Loss from operations	 			   (241,893)	     (67,876)	    (484,728)	    (606,393)

Other income (expenses):
   Loss on sale of automobile		 		$         -   	$	   -   	$     (1,883)	$	   -
   Interest income					     14,830 		   - 	      30,076 		   -
   Other income		 					 (0)		   - 		  72 		   -
							-----------	------------	------------	------------
	Total other income (expenses)			     14,830 		   - 	      28,265 		   -
							-----------	------------	------------	------------
	Loss before provision for income taxes	 	   (227,063)	     (67,876)	    (456,463)	    (606,393)

Provision for income taxes

Net loss			 			$  (227,063)	$    (67,876)	$   (456,463)	$   (606,393)
							============	============	============	============
Basic and diluted (loss) per common share		      (0.01)	       (0.01)	       (0.02)	       (0.05)
							============	============	============	============
Basic and diluted weighted
   average common shares outstanding		 	  21,578,479 	  11,095,519 	  21,578,479 	  11,095,519
							============	============	============	============

See Accompanying Notes to Financial Statements


                            			       AMERIGO ENERGY, INC.
                       				STATEMENT OF STOCKHOLDER'S EQUITY



                            	            	Additional      Stock       	Stock                          Total
                            			Paid-in    	Subscriptions   Subscriptions	Accumulated    Stockholders'
                	Shares  Amount       	Capital       	Receivable    	Payable        	Deficit        Deficit
			------- --------	------------	---------	---------	------------   ------------
Balance,          	402,357	$  8,047	$  3,580,849	$	-	$	-	$ (4,414,090)	  (825,194)
December 31,		=======	========	============	=========	=========	============   ============
2006

Shares issued      	 40,000      800       	   2,479,200       (2,500)          	-                  -      2,477,500
for merger
with Neolink

Issuance of                   -        -             377,558            -         	-                  -        377,558
convertible
debt
agreements

Shares issued      	 30,000      600               	   -            -          	-                  -            600
for settlement
of merger
rescission

Issuance of                   -        -       	   1,031,050            -         	-                  -      1,031,050
stock options
for services

Issuance of                   -        -       	   4,361,888            -          	-                  -      4,361,888
stock options
of
compensation

Issuance of                   -        -             602,524            -          	-                  -        602,524
convertible
debt
agreements

Write off of                                                   	    2,500          	-                             2,500
stock
receivable

Issuance of                   -        -             108,695            -          	-                  -        108,695
convertible
debt
agreements

Net loss                      -        -               	   -            -          	-     	  (8,952,893)    (8,952,893)
			------- --------	------------	---------	---------	------------   ------------
Balance,          	472,357    9,447 	  12,541,764 	 	-            	-        (13,366,983)      (815,772)
December 31,		=======	========	============	=========	=========	============   ============
2007

Settlement of                 -        -             441,963            -          	-                  -        441,963
accrued
payroll

Conversion of      	 82,419    1,648             846,765            -          	-                  -        848,413
notes payable

Issuance of                   -        -             476,418            -          	-                  -        476,418
stock options
for services

Write off of                  -        -     	  (1,028,949)           -          	-                  -     (1,028,949)
previously
consolidated
interco. loan

Write off of                  -        -     	  (1,088,776)           -          	-          1,088,684            (92)
dissolved and
spun off
entities

Settlement of     	182,030      182             454,893            -          	-                  -        455,075
debts as part
of the
reorganization

Shares issued  	     10,000,000   10,000       	   3,414,004            -          	-                  -      3,424,004
for assets as
part of
reorganization

Stock              	80,000        80             665,520     (665,600)          	-                  -              -
receivable
issued

Shares issued        9,254,429     9,255       	   9,245,174            -          	-                  -      9,254,429
for purchase
of oil
interests

Stock payable                -         -               	   -            -     	   12,000                  -         12,000
for warrants

Net loss                     -         -               	   -            -         	-           (735,597)      (735,597)
		    ----------- --------	------------	---------	---------	------------   ------------
Balance,       	    20,071,235	$ 30,613     	$ 25,968,776	$(665,600)	$  12,000	$(13,013,896)  $ 12,331,893
December 31,	    ==========	========	============	=========	=========	============   ============
2008

Shares issued          329,200       329             328,871                                                   	    329,200
for purchase
of oil
interests

Adjustment to                                 	      32,147                                                         32,147
beginning
balance of
assets
purchased

Stock payable                                                     		  183,776                           183,776
for warrants

Net loss                     -         -               	   -            -          	-           (229,400)      (229,400)
		    ----------- --------	------------	---------	---------	------------   ------------
Balance, March 	    20,400,435	$ 30,942     	$ 26,329,794	$(665,600)	$ 195,776	$(13,243,296)  $ 12,647,615
31, 2009	    ==========	========	============	=========	=========	============   ============

Shares issued        1,178,044     1,178       	   1,176,866                                                 	  1,178,044
for purchase
of oil
interests

Stock payable                                                  			  161,840                           161,840
for warrants

Net loss                     -         -                   -            -          	-           (227,063)      (227,063)
		    ----------- --------	------------	---------	---------	------------   ------------
Balance, June  	    21,578,479	$ 32,120     	$ 27,506,660	$(665,600)   	$ 357,616	$(13,470,359)  $ 13,760,436
30, 2009	    ==========	========	============	=========	=========	============   ============

See Accompanying Notes to Financial Statements

                             		 AMERIGO ENERGY, INC.
                    		CONSOLIDATED STATEMENT OF CASH FLOWS

									Unaudited	Unaudited
									6 months	6 months
									ended		ended
									June 30, 	June 30,
									2009		2008
									---------	---------
Cash flows from operating activities:
   Net loss				 				$(456,463)	$(606,393)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
   Changes in operating assets and liabilities:
	Increase in accounts receivable			 		  (23,067)	     (397)
	Increase in note receivable and interest due from GreenStart	  (28,414)		-
	Increase in note receivable and interest 			  (20,016)	 	-
	Stock options issued			 				- 	  476,418
	Depletion, depreciation and amortization			  185,864 	 	-
	(Increase) / decrease in loans and bank receivables		   32,150 	 	-
	Increase / (decrease) in accounts payable			    7,583 	  250,160
	Increase / (decrease) in accounts payable - related party	   32,170 	 (179,533)
	Increase / (decrease) in accrued payroll			  (18,936)	  (16,865)
	Lawsuit settlement payable			 			- 	    6,000
									---------	---------
	   Net cash used by operating activities		 	 (289,129)	  (70,609)

Cash flows from investing activities:
   Purchase of oil and gas interests				 	   12,881 	 	-
									---------	---------
	   Net cash used by investing activities		 	   12,881 	 	-

Cash flows from financing activities:
   Loan to (from) related party				 		  (63,808)	   77,725
   Increase in stock payable						  345,616 	 	-
									---------	---------
	   Net cash provided by financing activities 		 	  281,808 	   77,725
									---------	---------
Net increase in cash					 		    5,561 	    7,116

Cash, beginning of period					 	    1,300 	   (7,116)
									---------	---------
Cash, end of period					 		    6,861 	 	-
									=========	=========
Supplementary cash flow information:
   Cash payments for income taxes				 	$	-	$	-
									=========	=========
   Cash payments for interest				 		$	-	$	-
									=========	=========


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

On October 31, 2008, the Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. sold to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130")), requires that total comprehensive income be reported in the financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2008 and the quarter ended June 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

PROPERTY AND EQUIPMENT

On October 31, 2008, as part of the reorganization agreement, the Company acquired substantially all of the assets from Granite Energy, Inc., including an office building, equipment, furniture and fixtures, an automobile, and oil interests. The Company transferred these assets on the financial statements at their depreciated historical cost and has continued depreciating them using their historical cost and remaining estimate lives.

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

OIL AND GAS PRODUCING ACTIVITIES

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Exploration costs such as exploratory geological and geophysical costs and delay rentals are charged against earnings as incurred The costs to acquire, drill and equip exploratory wells are capitalized pending determinations of whether proved reserves can be attributed to the Company's interests as a result of drilling the well. If management determines that commercial quantities of oil and natural gas have not been discovered, costs associated with exploratory wells are charged to exploration expense. Costs to acquire mineral interests, to drill and equip development wells, to drill and equip exploratory wells that find proved reserves, and related costs to plug and abandon wells and costs of site restoration are capitalized.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties is computed using the unit-of-production method based on recoverable reserves as estimated by the Company's independent reservoir engineers. Capitalized acquisition costs are depleted based on total estimated proved developed and proved undeveloped reserve quantities. Capitalized costs to drill and equip wells are depreciated and amortized based on total estimated proved developed reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties are periodically assessed for impairment. If the unamortized capitalized costs of proved properties are in excess of estimated undiscounted future cash flows before income taxes, the property is impaired. Estimated future cash flows are determined using management's best estimates and may be calculated using prices consistent with management expectations for the Company's future oil and natural gas sales. Unproved oil and natural gas properties are also periodically assessed for impairment, and a valuation allowance is provided if impairment is indicated. Impairment costs are included in exploration expense. Costs of expired or abandoned leases are charged against the valuation allowance. Costs of properties that become productive are transferred to proved oil and natural gas properties.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements at December 31, 2008 and June 30, 2009; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

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

In April of 2009, the SEC issued Securities and Exchange Commission ("SEC") Release No. 33-8995, "Modernization of Oil and Gas Reporting". SEC Release No. 33-8995 revised disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have an effect on our depletion rates for its natural gas and crude oil properties. The pronouncement is effective January 1, 2010 and will be effective for annual reports on Form 10-K for fiscal years ending after December 31, 2009, pending the potential alignment of certain accounting standards by the FASB with the new rule. The Company is currently evaluating the impact of SEC Release No. 33-8995 on its consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our consolidated financial statements.

In June of 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial statements information regarding an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on the Company's financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, ("SFAS 168"), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative U.S. GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on the Company's consolidated financial statements.


NOTE 3 - ACQUISITION AND DISPOSAL OF ASSETS

DURING THE YEAR ENDED DECEMBER 31, 2008

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. sold to the Company substantially all of its assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. The following is an analysis of the consideration given and assets received in connection with the reorganization:



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
				===========

On December 1, 2008, The Company started the process to issue 9,307,970 shares of our Company Common Stock in exchange for the purchase of various oil interests that were previously sold by Granite Energy, Inc. The following is an analysis of the consideration given and assets received in the purchase of the oil interests:

DURING THE QUARTER ENDED JUNE 30, 2009:

During the six months ended June 30, 2009, the Company issued 1,453,703 shares of our Company Common Stock in exchange for the purchase of various oil interests that were previously sold by Granite Energy, Inc.

NOTE 4 - NOTES PAYABLE

As of June 30, 2009, there are no outstanding notes payable.

NOTE 5 - STOCKHOLDERS' EQUITY

As of June 30, 2009, there were 21,578,479 shares of common stock outstanding and no preferred shares outstanding.

During the quarter ended June 30, 2009, the Company issued common stock and warrants as follows:

COMMON STOCK

During the six months ended June 30, 2009, the Company issued 1,507,244 shares of our Company Common Stock at $1.00 per share in exchange for the purchase of various oil interests.

WARRANTS

No warrants were issued during the quarter ended June 30, 2009.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2009, the Company holds $376,494 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was sold to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $29,155 at June 30, 2009. The amounts are considered short term due to the demand status of the note.

As of June 30, 2009, the Company had $51,730 in accrued payroll payable to the Company's current and former officers.

As of June 30, 2009, the Company has $38,361 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This liability is non-interest bearing and has no due date assigned to it.

Effective October 1, 2008, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $7,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $76,216 as of June 30, 2009 which is included as part of Accounts payable - related party in the accompanying financial statements.

At June 30, 2009, the Company had paid expenses in advance of oil revenue from SWJN Oil Company of $19,048. Our CFO has an ownership interest in this Texas operator company. Additionally, $77,126 was paid as expenses for Granite Energy, the Company's largest shareholder.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company issued warrants for the purchase of our Company's Common Stock at $0.35, $0.40 and $1.00 per share. A total of 2,335,945 shares of common stock were subscribed to through the warrants. The shares will be issued if all payments from warrant holders are received no later than December 31, 2009.

As per the warrant exercise documentation, the shares of common stock will be issued upon the Company receiving the final payment for the shares. In the event of default, all payments will be forfeited to the Company and no shares will be issued. If all warrants are exercise and none are defaulted on, the Company will be obligated to issue 2,335,945 shares of our Common Stock on or before December 31, 2009.

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

NOTE 10 - SUBSEQUENT EVENTS

During the first quarter of 2009, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying other payments due. South Texas Oil had alleged the contract was not lived up to on the Company's end. After discussion the Company agreed to modify the balance of $406,606 due to have it payable as 400,000 shares of South Texas Oil Company restricted common stock and have the note reduced to $200,000. The Company has recorded a loss on settlement of $14,606 in the 3rd quarter of 2009.

The Company was served with a lawsuit on August 3, 2009 from an individual claiming he is owed money from Amerigo Energy. The Company has never entered into any business with this individual and believes the case to be without merit. The Company has retained counsel to vigorously defend this lawsuit.

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

We maintain a website at www.amerigoenergy.com. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.


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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the six months ended June 30, 2009, the Company generated $108,625 in revenues from royalties on producing oil and gas properties and rental income on a building we own. For the period ended June 30, 2008, the Company did not recognize any revenues because we did not have any significant business operations during that time.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the six months ended June 30, 2009 totaled $56,638 as compared to $0 for the quarter ended June 30, 2008. The Company acquired its oil and gas interest subsequent to the quarter ended December 31, 2008 therefore we did not have any lease operating expenses prior to that acquisition.

Consulting- Consulting expenses were $45,000 for the six months ended June 30, 2009 as compared to $591,161 for the six months ended June 30, 2008. The decrease of $546,161 was related to the shift in operations by the company in late 2008 and the value of warrants issued to consultants that was expensed at fair value in early 2008 in the amount of $476, 418.

General and Administrative - General and administrative expenses were $51,378 for the six months ended June 30, 2009, compared to $15,232 for the six months ended June 30, 2008, representing an increase of $36,147. The increase in general and administrative expense reflects the lack of significant operations for most of 2008 until the reorganization on October 31, 2008.

Professional Fees - Professional fees for the six months ended June 30, 2009 were $254,473 as compared to $0 for the six months ended June 30, 2008. The increase was related to the increase in operations and the use of consultants in addition to filing fees and stock transfer agent fees and associated filings that took place during the year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the acquired assets from the reorganization were $16,197 for the six months ended June 30, 2009. The depletion expense for the six months ended June 30, 2009 was $169,667 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the recently acquired oil and gas properties. There was $0 in depreciation, amortization, and depletion for the period ended June 30, 2008 because the Company had no depreciable assets until 2008.

OTHER INCOME AND EXPENSES

During the six months ended June 30, 2009, interest income was $30,076, compared to $0 during six months ended June 30, 2008, representing an increase of $30,076. The increase relates to the accrued interest on the $376,494 notes receivable from a related party and the note receivable on the sale of a rig in the amount of $406,606. See Note 6 for further information on the related party note payable.

During the six months ended June 30, 2009, the Company sold a vehicle for $11,000 that had a book value of $12,883 for a loss of $1,883.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $456,463 for the six months ended June 30, 2009, compared to a net loss of $606,393 for the six months ended June 30, 2008, a decrease of $149,930. The decrease in net loss is partially attributable to a decrease of $546,161 in consulting expenses as compared to the six months ended June 30, 2008 and the increase in revenues due to the acquisition of oil and gas producing properties in 2008 and the current period.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash in the amount of $6,861, and a working capital deficit of $289,937, as compared to cash in the amount of $1,300 and a working capital deficit of $295,942 as of December 31, 2008. In addition, our stockholders' deficit was $13,760,437 at June 30, 2009, compared to stockholders' deficit of $12,331,894 at December 31, 2008.

Our accumulated deficit increased from $13,013,897 at December 31, 2008 to $13,470,358 at June 30, 2009.

Our cash used for investing activities was $12,881 for the six months ended June 30, 2009 and $0 for the six months ended June 30, 2008.

Our financing activities provided net cash of $281,808 during the six months ended June 30, 2009, compared to net cash of $77,725 during the six months ended June 30, 2008.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, S. Matthew Schultz, and our Chief Financial Officer, Jason F. Griffith. Mr. Schultz serves as our principal executive officer and Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.







                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the first quarter of 2009, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying other payments due. South Texas Oil had alleged the contract was not lived up to on the Company's end. After discussion the Company agreed to modify the balance of $406,606 due to have it payable as 400,000 shares of South Texas Oil Company restricted common stock and have the note reduced to $200,000. The Company has recorded a loss on settlement of $14,606 in the 3rd quarter of 2009. See Note 10, Subsequent Events.

The Company was served with a lawsuit on August 3, 2009 from an individual claiming he is owed money from Amerigo Energy. The Company has never entered into any business with this individual and believes the case to be without merit. The Company has retained counsel to vigorously defend this lawsuit.

As of June 30, 2009, other than the lawsuit disclosed in the previous paragraph, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

Date: August 14, 2009

 By: /s/ S. Matthew Schultz        	By: /s/ Jason F. Griffith
     ----------------------       	-------------------------
     S. Matthew Schultz          	Jason F. Griffith
     Chief Executive Officer,   	Chief Financial Officer
     and Principal Executive Officer	and Principal Accounting Officer