Form 10-Q
period 2009-09-30
AMERIGO ENERGY, INC.
filed 2009-11-20
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2009

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

21,771,823 shares of common stock, $0.001 par value, as of November 23, 2009

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                               TABLE OF CONTENTS


  ITEM 1. FINANCIAL STATEMENTS
    CONSOLIDATED BALANCE SHEET..............................................2
    CONSOLIDATED STATEMENT OF OPERATIONS....................................3
    STATEMENT OF STOCKHOLDER'S EQUITY.......................................4
    CONSOLIDATED STATEMENT OF CASH FLOWS....................................5
    NOTES TO FINANCIAL STATEMENTS...........................................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.....................................................13
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........14
  ITEM 4. CONTROLS AND PROCEDURES...........................................14

PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.................................................15
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................15
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................15
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15
  ITEM 5. OTHER INFORMATION.................................................15
  ITEM 6. EXHIBITS..........................................................15

SIGNATURES..................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                             		AMERIGO ENERGY, INC.
                          	    CONSOLIDATED BALANCE SHEET




								    As of	    As of
								September 30,	 December 31,
								     2009	     2008
								--------------	--------------
 ASSETS
Current assets
	Cash	 						$	 1,345	$	 1,300
	Accounts receivable	 					51,789 	 	22,187
								--------------	--------------
Total current assets							53,134 	 	23,487
Other current assets
	Prepaid expenses	 					30,000 	 	     -
	Loans to related party	 				       115,160 	 	30,559
	Notes receivable - related party	 		       384,951 	       358,949
	Accrued interest receivable - related party	 		34,798 	 	18,287
								--------------	--------------
Total other current assets		 			       564,909 	       407,795
Property, plant and equipment
	Leasehold improvements	 					66,564 	 	76,460
	Office equipment, net of depreciation	 			15,135 	 	20,648
	Property and Equipment, net	 			       121,399 	       129,372
	Proved reserves, net of depletion	 		     6,998,219 	     6,032,016
	Unproved reserves, net of depletion	 		     6,513,445 	     5,512,163
	Software, net	 						 5,809 	 	 6,724
								--------------	--------------
Total property, plant and equipment		 		    13,720,572 	    11,790,265

	Investment in GreenStart	 				42,236 	 	42,236
	Investment in South Texas Oil	 			       192,000 	 	     -
	Deposits	 						   950 	 	   950
								--------------	--------------
Total other assets		 				       235,186 	       429,776
								--------------	--------------
Total assets		 					$   14,573,801	$   12,651,323
								==============	==============
 LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
	Accounts payable and accrued liabilities	 	$      156,660 	$      164,186
	Accounts payable - related party	 			89,164 	 	46,216
	Loans from related parties	 				39,736 	 	38,361
	Payroll liabilities	 					51,730 	 	70,666
								--------------	--------------
Total current liabilities		 			       337,290 	       319,429

	Notes payable - related parties	 			       373,365 	 	     -
	Accrued interest - related parties	 			 3,310 	 	     -
								--------------	--------------
Total liabilities		 				       713,965 	       319,429

Stockholders' (deficit)

	Preferred stock (25,000,000 shares authorized
	& 0 shares outstanding at September 30, 2009)			     - 	             -
	Common stock; $.001 par value; 100,000,000
	shares authorized; 21,771,823 shares outstanding
	at September 30, 2009	 					32,313 	 	30,613
	Additional paid-in capital	 			    27,833,155 	    25,968,778
	Stock receivable	 				      (665,600)	      (665,600)
	Common stock payable	 				       386,551 	 	12,000
	Accumulated deficit	 				   (13,726,583)	   (13,013,897)
								--------------	--------------
Total stockholders' (deficit)		 			    13,859,836 	    12,331,894
								--------------	--------------
Total liabilities and stockholders' (deficit)		 	$   14,573,801 	$   12,651,323
								==============	==============

See Accompanying Notes to Financial Statements


                             			  AMERIGO ENERGY, INC.
                    			 CONSOLIDATED STATEMENT OF OPERATIONS




			 				For the		For the		For the 	For the
			 				three months	three months	nine months	nine months
			 				ended		ended		ended		ended
							September 30,	September 30,	September 30,	September 30,
							2009		2008		2009		2008
							------------	------------	------------	------------
Revenue
	Oil revenues		 			      58,829 	 	   - 	     136,012 	 	   -
	Gas revenues		 			      13,062 	 	   - 	      37,724 	 	   -
	Rental income					       3,390 	 	   - 	      10,170 	 	   -
							------------	------------	------------	------------
		Total Revenue	 			      75,281 	 	   - 	     183,906 	 	   -

Operating expenses
	Lease operating expenses		 	      48,579 	 	   - 	     105,217 	 	   -
	Consulting expense		 		      14,500 	      50,293 	      59,500 	     641,455
	Selling, general and administrative		      18,039 	      (4,402)	      69,417 	      10,828
	Professional fees		 		     133,220 	 	   - 	     387,693 	 	   -
	Depreciation and amortization expense		       8,099 	 	   - 	      24,296 	 	   -
	Depletion expense		 		      96,810 	 	   - 	     266,477 	 	   -
							------------	------------	------------	------------
		Total operating expenses	 	     319,246 	      45,891 	     912,600 	     652,284
							------------	------------	------------	------------
		Loss from operations	 		    (243,965)	     (45,891)	    (728,693)	    (652,284)

Other income (expenses):
	Loss on sale of automobile		 		   0 	 	   - 	      (1,883)	 	   -
	Loss from rescinded merger		 	     (14,606)	 	   - 	     (14,606)
	Interest expense		 		      (3,310)	 	   - 	      (3,310)
	Interest income		 			       5,656 	 	   - 	      35,732 	 	   -
	Other income		 				   0 	 	   - 	 	  72 	 	   -
							------------	------------	------------	------------
		Total other income (expenses)	 	     (12,259)	 	   - 	      16,007 	 	   -
							------------	------------	------------	------------
		Loss before provision for income taxes	    (256,224)	     (45,891)	    (712,687)	    (652,284)

Provision for income taxes	 				   - 	 	   - 	 	   - 	 	   -

Net loss			 			$   (256,224)	$    (45,891)	$   (712,687)	$   (652,284)
							============	============	============	============
Basic and diluted (loss) per common share		       (0.01)	       (0.08)	       (0.03)	       (1.16)
							============	============	============	============
Basic and diluted weighted average common shares
	outstanding		 			  21,771,823 	     560,498 	  21,771,823 	     560,498
							============	============	============	============



See Accompanying Notes to Financial Statements


                             				AMERIGO ENERGY, INC.
                       				 STATEMENT OF STOCKHOLDER'S EQUITY






			 				Additional 	Stock 	 	Stock 		Total
							Paid-in 	Subscriptions 	Subscriptions 	Accumulated 	Stockholders'
	 		 Shares 	Amount 		Capital		Receivable	Payable		Deficit		Deficit
			 ----------	-------		-----------	-------------	-------------	------------	------------
Balance,
December 31, 2008	 20,071,235	$30,613		$25,968,776	$    (665,600)	$      12,000	$(13,013,896)	$ 12,331,893
			 ==========	=======		===========	=============	=============	============	============
Shares issued
for purchase of
oil interests	 	    329,200 	    329 	    328,871 				 			     329,200

Adjustment to
beginning balance
of assets purchased			 		     32,147 				 			      32,147

Stock payable for
warrants					 					      183,776 		 	     183,776

Net loss	 		  - 	      - 	 	  -	 	    - 	 	    - 	    (229,400)	    (229,400)
			 ----------	-------		-----------	-------------	-------------	------------	------------
Balance,
March 31, 2009	 	 20,400,435 	$30,942 	$26,329,794 	$    (665,600)	$     195,776 	$(13,243,296)	$ 12,647,615
			 ==========	=======		===========	=============	=============	============	============
Shares issued
for purchase of
oil interests	 	  1,178,044 	  1,178 	  1,176,866 				 			   1,178,044

Stock payable
for warrants					 					      161,840 			     161,840

Net loss	 		  - 	      - 	 	  - 	 	    - 	 	    - 	    (227,063)	    (227,063)
			 ----------	-------		-----------	-------------	-------------	------------	------------
Balance,
June 30, 2009	 	 21,578,479 	$32,120 	$27,506,660 	$    (665,600)	$     357,616 	$(13,470,359)	 $13,760,436
			 ==========	=======		===========	=============	=============	============	============
Shares issued
for purchase of
oil interests	 	    133,344 	    133 	    266,555 				 			     266,688

Shares issued
for purchase of
oil interests	 	     60,000 	     60 	     59,940 				 			      60,000

Stock payable
for warrants					 					       28,936 		 	      28,936

Net loss	 		  - 	      -		 	  - 	 	    - 	    	    - 	    (256,224)	    (256,224)
			 ----------	-------		-----------	-------------	-------------	------------	------------
Balance,
September 30, 2009	 21,771,823 	$32,313 	$27,833,154 	$    (665,600) 	$     386,551 	$(13,726,583)	 $13,859,836
			 ==========	=======		===========	=============	=============	============	============


See Accompanying Notes to Financial Statements


                             			AMERIGO ENERGY, INC.
                     			CONSOLIDATED STATEMENT OF CASH FLOWS






										Unaudited		Unaudited
										9 months ended		9 months ended
										September 30, 		September 30,
										2009			2008
										--------------		--------------
Cash flows from operating activities:
  Net loss				 					$     (712,687)	 	$     (652,284)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Changes in operating assets and liabilities:
	Increase in accounts receivable			 			       (29,602)	 		 3,693
	Increase / (decrease) in stock subscription			 		     - 	 		(2,169)
	Forgiveness of related party payable			 			     - 	 		61,881
	Increase in note receivable and interest due from GreenStart		       (28,414)	 		     -
	Increase in note receivable and interest 			 	       (20,016)	 		     -
	Stock options issued			 					     - 	 	       476,418
	Depletion, depreciation and amortization			 	       290,772 	 		     -
	(Increase) / decrease in prepaid expenses			 	       (30,000)	 		     -
	(Increase) / decrease in loans and bank receivables			 	32,150 	 		     -
	Increase / (decrease) in accounts payable			 		(7,525)	 	       242,835
	Increase / (decrease) in accounts payable - related party			42,948 	 	      (179,533)
	Increase / (decrease) in accrued payroll			 	       (18,936)	 	       (16,865)
	Lawsuit settlement payable			 				     - 	 		 3,000
										--------------		--------------
		Net cash used by operating activities		 		$     (481,308)	 	$      (63,024)


Cash flows from investing activities:

   change in investment in south texas oil				 	$      214,606 	 	$	     -
   Purchase of oil and gas interests				 		       (13,788)	 		     -
										--------------		--------------
		Net cash provided by investing activities		 	$      200,818 	 	$	     -

Cash flows from financing activities:
   Loan to (from) related party				 			$      (94,017)	 	$	70,140
   Increase in stock payable				 			       374,552 	 		     -
										--------------		--------------
		Net cash provided by financing activities 		 	$      280,536 	 	$	70,140
										--------------		--------------
Net increase in cash					 			$	    45 	 	$	 7,116

Cash, beginning of period					 		$	 1,300 		$	(7,116)
										--------------		--------------
Cash, end of period					 			$	 1,345 	 	$	     -
										==============		==============

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

On October 31, 2008, the Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. sold to the Company substantially all of its oil and gas assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income" ("SFAS 130")), requires that total comprehensive income be reported in the financial statements. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2008 and the quarter ended September 30, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

PROPERTY AND EQUIPMENT

On October 31, 2008, as part of the reorganization agreement, the Company acquired substantially all of the oil and gas assets from Granite Energy, Inc., including an office building, equipment, furniture and fixtures, an automobile, and oil interests. The Company transferred these assets on the financial statements at their depreciated historical cost and has continued depreciating them using their historical cost and remaining estimate lives.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements at December 31, 2008 and September 30, 2009; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

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


NOTE 3 - ACQUISITION AND DISPOSAL OF ASSETS

DURING THE YEAR ENDED DECEMBER 31, 2008

On October 31, 2008, The Company entered into a Reorganization pursuant to Reorganization Agreement dated as of October 31, 2008. In the Reorganization, Granite Energy, Inc. sold to the Company substantially all of its oil and gas assets and operations, including its subsidiary, Amerigo, Inc., and its controlling interest in GreenStart, Inc. in exchange for 10,000,000 restricted shares of Common Stock of the Company. The following is an analysis of the consideration given and assets received in connection with the reorganization:



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
				==========

On December 1, 2008, The Company started the process to issue 9,307,970 shares of our Company Common Stock in exchange for the purchase of various oil interests.

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2009:

During the nine months ended September 30, 2009, the Company issued 1,567,244 shares of our Company Common Stock in exchange for the purchase of various oil interests.

On August 14, 2009, the Company completed the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The Justice leases are located in Archer County, Texas. The Company acquired thirty three and 43/100 percent (33.43%) net revenue interests
(NRI) and forty one and 67/100 percent (41.67%) working interests (WI) in the Justice Heirs leases from various entities or individuals:

The total purchase price for the leases was six hundred sixty six thousand, seven hundred and twenty dollars ($666,720). The purchase agreements call for the following methods of payment for the purchase of the leases: The issuance of one hundred thirty four thousand, three hundred and forty four (133,344) shares of Amerigo Energy, Inc. restricted common stock at $2.00 per share, representing forty (40%) of the purchase price. An additional immediate cash payment will be made in the amount of twenty six thousand, six hundred and sixty seven dollars ($26,667). The remaining amount of three hundred seventy three thousand, three hundred and sixty five dollars ($373,365) will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production.

The purchase price of the leases were based of current market conditions as well as the historical purchase prices made by the Company for acreage.

A material relationship exists between Matthew Schultz, CEO of the Company, Jason Griffith, CFO of the Company, and Bruce Lybbert, a former director of the Company and the entities which owned the leases.

The leases purchased consist of the above mentioned net revenue and working interests in approximately 600 acres. The three leases have produced an average of 263 barrels of oil each month for the last 12 months. The purchased interests had gross revenues of approximately $62,600 in the past twelve months, an average of $5,217 per month for all three leases.

NOTE 4 - NOTES PAYABLE

During the quarter ended September 30, 2009, the Company issued notes payable as part of a purchase agreement for certain oil and gas interests totaling $373,365. The obligations are in the form of amortized notes over a 5 year period at 7% interest. Payments will be the lesser of the amortized amount or 75% of production. As of September 30, 2009, the balance on the notes was $373,365 with $3,310 in accrued interest. See Note 3 for more information about the purchase agreement.

NOTE 5 - STOCKHOLDERS' EQUITY

As of September 30, 2009, there were 21,771,823 shares of common stock outstanding and no preferred shares outstanding.

During the nine months ended September 30, 2009, the Company issued common stock and warrants as follows:

COMMON STOCK

During the nine months ended September 30, 2009, the Company issued 1,567,244 shares of our Company Common Stock at $1.00 per share in exchange for the purchase of various oil interests.

In addition, on August 14, 2009, the Company entered into a purchase agreement for the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases. As part of this agreement, the Company issued 133,344 shares of restricted common stock to related parties in addition to other forms of payment for their interests in the said leases. See Note 3 for full information regarding the purchase.

WARRANTS

No warrants were issued during the nine months ended September 30, 2009.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company holds $384,951 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was sold to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $34,798 at September 30, 2009. The amounts are considered short term due to the demand status of the note.

As of September 30, 2009, the Company had $51,730 in accrued payroll payable to the Company's current and former officers.

As of September 30, 2009, the Company has $38,361 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This liability is non-interest bearing and has no due date assigned to it.

Effective October 1, 2008, the Company entered into a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 (previously $7,500) per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $89,164 as of September 30, 2009 which is included as part of Accounts payable - related party in the accompanying financial statements.

At September 30, 2009, the Company had paid expenses in advance of oil revenue from SWJN Oil Company of $36,046. Our CFO has an ownership interest in this Texas operator company. Additionally, $93,053 was advanced as expenses for Granite Energy, the Company's Largest shareholder.

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

NOTE 10 - LEGAL MATTERS

During the first quarter of 2009, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying other payments due.

In August of 2009, a settlement agreement was finalized on the above defaulted note. The Company received the following remediation as part of the settlement: cash in the amount of $191,000 and 400,000 shares of South Texas Oil common stock at $0.48, recorded as an Investment in South Texas Oil on the balance sheet in the amount of $192,000. The note receivable due to the Company was removed from the books at $406,606, resulting in a loss recognized in the amount of $14,606.

The Company was served with a lawsuit on August 3, 2009 from an individual claiming he is owed money from Amerigo Energy. The Company has retained counsel to vigorously defend this lawsuit. As of the date of this filing, no further actions have been made regarding this lawsuit.

NOTE 11 - SUBSEQUENT EVENTS

As mentioned in Note 10, the Company received 400,000 shares of South Texas Oil common stock at $0.48 per share in August of 2009 in partial settlement of a receivable. On November 9, 2009, South Texas Oil Company filed a Form 8-K disclosing that its stock was being delisted from the Nasdaq Stock Market. On November 10, 2009, the stock began trading under the symbol STXXQ and has not closed above $0.08 since that time. Management anticipates that should the situation not change, the Company will have to write down the investment in South Texas Oil from the value at September 30, 2009 of $192,000, to the December 31, 2009 value. As of November 19, 2009, the value is $24,000 (at $0.06, closing price on November 19, 2009).




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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the nine months ended September 30, 2009, the Company generated $183,906 in revenues from royalties on producing oil and gas properties and rental income on a building we own. For the period ended September 30, 2008, the Company did not recognize any revenues because we did not have any significant business operations during that time.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the nine months ended September 30, 2009 totaled $105,217 as compared to $0 for the nine months ended September 30, 2008. The Company acquired its oil and gas interest subsequent to the quarter ended December 31, 2008 therefore we did not have any lease operating expenses prior to that acquisition.

Consulting- Consulting expenses were $59,500 for the nine months ended September 30, 2009 as compared to $641,455 for the nine months ended September 30, 2008. The decrease of $581,955 was related to the shift in operations by the company in late 2008 and the value of warrants issued to consultants that was expensed at fair value in early 2008 in the amount of $476,418.

General and Administrative - General and administrative expenses were $69,417 for the nine months ended September 30, 2009, compared to $10,828 for the nine months ended September 30, 2008, representing an increase of $58,589. The increase in general and administrative expense reflects the lack of significant operations for most of 2008 until the reorganization on October 31, 2008.

Professional Fees - Professional fees for the nine months ended September 30, 2009 were $387,693 as compared to $0 for the nine months ended September 30, 2008. The increase was related to the increase in operations and the use of consultants in addition to filing fees and stock transfer agent fees and associated filings that took place during the year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the acquired assets from the reorganization were $24,296 for the nine months ended September 30, 2009. The depletion expense for the nine months ended September 30, 2009 was $266,477 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the recently acquired oil and gas properties. There was $0 in depreciation, amortization, and depletion for the period ended September 30, 2008 because the Company had no depreciable assets until 2008.

OTHER INCOME AND EXPENSES

During the nine months ended September 30, 2009, interest income was $35,732, compared to $0 during nine months ended September 30, 2008, representing an increase of $35.732. The increase relates to the accrued interest on the $384,951 notes receivable from a related party. See Note 6 for further information on the related party note.

During the nine months ended September 30, 2009, the Company sold a vehicle for $11,000 that had a book value of $12,883 for a loss of $1,883.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $712,687 for the nine months ended September 30, 2009, compared to a net loss of $652,284 for the nine months ended September 30, 2008, an increase of $60,403. The increase in net loss is partially attributable to an increase of $387,693 in professional fees and $105,217 in lease operating fees as compared to the nine months ended September 30, 2008 and the increase in revenues due to the acquisition of oil and gas producing properties in 2008 and the current period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash in the amount of $1,345, and a working capital deficit of $227,619, as compared to cash in the amount of $1,300 and a working capital deficit of $295,942 as of December 31, 2008. In addition, our stockholders' deficit was $13,859,836 at September 30, 2009, compared to stockholders' deficit of $12,331,894 at December 31, 2008.

Our accumulated deficit increased from $13,013,897 at December 31, 2008 to $13,726,583 at September 30, 2009.

Our operations used net cash of $481,308 during the nine months ended September 30, 2009, compared to $63,024 during the nine months ended September 30, 2008, a increase of $418,284.

Our cash provided by investing activities was $200,218 for the nine months ended September 30, 2009 and $0 for the nine months ended September 30, 2008.

Our financing activities provided net cash of $280,536 during the nine months ended September 30, 2009, compared to net cash of $70,140 during the nine months ended September 30, 2008.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, S. Matthew Schultz, and our Chief Financial Officer, Jason F. Griffith. Mr. Schultz serves as our principal executive officer and Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the first quarter of 2009, the Company became the plaintiff in a petition filed against South Texas Oil Company for defaulting on the terms of a purchase agreement entered into in September of 2007 by being late of several payments and entirely not paying other payments due.

In August of 2009, a settlement agreement was finalized on the above defaulted note. The Company received the following remediation as part of the settlement: cash in the amount of $191,000 and 400,000 shares of South Texas Oil common stock at $0.48, recorded as an Investment in South Texas Oil on the balance sheet in the amount of $192,000. The note receivable due to the Company was removed from the books at $406,606, resulting in a loss recognized in the amount of $14,606.

The Company was served with a lawsuit on August 3, 2009 from an individual claiming he is owed money from Amerigo Energy. The Company has retained counsel to vigorously defend this lawsuit. As of the date of this filing, no further actions have been made regarding this lawsuit. See Note 11, Subsequent Events.

As of September 30, 2009, other than the lawsuit disclosed in the previous paragraph, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

Date: November 23, 2009

By: /s/ S. Matthew Schultz        	By: /s/ Jason F. Griffith
    ---------------------       	--------------------------
    S. Matthew Schultz          	Jason F. Griffith
    Chief Executive Officer,    	Chief Financial Officer
    and Principal Executive Officer	and Principal Accounting Officer