Form 10-K
period 2009-12-31
AMERIGO ENERGY, INC.
filed 2010-03-31
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2009

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

                        COMMON STOCK, $0.001 PAR VALUE

                                (Title if Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]
Accelerated filer     		[ ]
Non-accelerated filer 		[ ]
(Do not check if a smaller reporting company)
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
[ ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

22,780,058  shares  of common stock outstanding as of March 31, 2010


                               TABLE OF CONTENTS

Part I  ...................................................................   2
ITEM 1. DESCRIPTION OF BUSINESS............................................   3
ITEM 1A. RISK FACTORS......................................................   4
ITEM 2. DESCRIPTION OF PROPERTY............................................  10
ITEM 3. LEGAL PROCEEDINGS..................................................  14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  14

PART II....................................................................  15
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  15
ITEM 6. SELECTED FINANCIAL DATA............................................  17
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS................................  17
ITEM 8. FINANCIAL STATEMENTS............................................... F-2
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE................................  20
ITEM 9A(T). CONTROLS AND PROCEDURES........................................  20
ITEM 9B. OTHER INFORMATION.................................................  21

PART III...................................................................  22
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE...........  22
ITEM 11. EXECUTIVE COMPENSATION............................................  24
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
	 RELATED STOCKHOLDER MATTERS.......................................  26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  27
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................  28

PART IV....................................................................  28
ITEM 15. EXHIBITS..........................................................  28

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

Amerigo Energy, Inc., a Delaware corporation ("AGOE" or the "Company"), formerly named Strategic Gaming Invesmtents, Inc., was incorporated in 1973. Prior to 2008, the Company was involved in various businesses, none of which were successful.

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

Our wholly-owned subsidiary, Amerigo, Inc., incorporated in Nevada on January 11, 2008, holds certain assets, including oil lease interests, computers, software, telephone system, small office equipment, machinery, and furniture.

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

We Have a History

Since Amerigo Energy's inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2009 and December 31, 2008 we incurred net losses of $12,883,736 and $735,597, respectively. Our accumulated deficit as of December 31, 2009 was $25,897,632. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy's lack of current business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

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

"Going Concern" Qualification

As a result of Amerigo Energy's deficiency in working capital at December 31, 2009 and other factors, Amerigo Energy's auditors have stated in their report that there is substantial doubt about Amerigo Energy's ability to continue as a going concern. In addition, Amerigo Energy's cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Amerigo Energy be unable to continue existence.

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

CURRENT OIL AND GAS PROPERTIES

The Company, in October 2008, acquired its first oil and gas interests and properties as a part of the reorganization that it entered into with Granite Energy, Inc. The Company acquired substantially all of Granite Energy's assets for 10,000,000 shares of our common stock. The following descriptions of our oil interests include the amounts acquired in the reorganization as well as interests that were purchased with shares of our Common Stock in 2008 and 2009. Please see the Note 2 to the Financial Statements for accounting policies related to these oil and gas properties.

On December 31, 2009, the Company performed an impairment analysis for all proved and unproved oil and gas assets and has determined that the assets have significantly decreased in their holding value and has made adjustments accordingly. The Company has recognized a loss on impairment of these assets in the amount of $11,458,542.

All information related to the oil and gas interests held by the Company that can be reasonably obtained has been disclosed in this filing. There have not been any reserve studies performed on the interests we hold as of the date of this filing due to the fact that it would be cost ineffective due to the materiality of the production on the interests.

OIL PRODUCING PROPERTIES

WEST BURKE

The West Burke lease consists of 115.27 acres of land. The lease has a total of 7 wells, with 5 pumping wells and 2 injection wells. The lease is located in Witchita County, Texas

The Company acquired a 18.49% working interest and 13.78% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, in December of 2008 and 1st quarter of 2009, the Company acquired an additional 13.93% and 9.11% working interest and 10.38% and 6.79% net revenue interest, respectfully, with the issuance of our Common Stock.

As of December 31, 2009, the Company holds a 41.54% total working interest and 30.95% net revenue interest in West Burke.

During the year ended December 2009, the lease produced a total of 1,653 barrels of oil at an average price of $60.65 per barrel for the year ended December 31, 2009. Net revenues of $0 have been recognized from revenues of $29,198 net of lease operating expenses in the same amount. No impairment has been determined necessary for the West Burke leases as of December 31, 2009.

PHILLIPS B

The Phillips B leases are located in Cotton County, Oklahoma and are currently operated by SJ OK Oil Company. We receive any revenues from oil sold to Teppco Oil (US) Company, net of oil lease expenses for that period.

In December of 2008, the Company acquired an additional 6.53% working interest and 4.90% net revenue interest with the issuance of our Common Stock.

During the year ended December 2009, the lease produced a total of 2,891 barrels of oil at an average price of $57.27 per barrel for the year ended December 31, 2009. Net revenues of $2,661 have been recognized from revenues of $9,590 net of lease operating expenses in the amount of $6,928. No impairment has been determined necessary for the Phillips B leases as of December 31, 2009.

KUNKEL

The Kunkel lease has a total of 13 wells, with 7 pumping wells, 1 injection well, and 5 wells that were shut in. The leases are located in Archer County, Texas. West Burke is currently operated by SWJN Oil Company and we receive any revenues from oil sold to Conoco Oil Company, net of oil lease expenses for that period.

The Company acquired a 61.60% working interest and 48.80% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 25.60% working interest and 20.28% net revenue interest with the issuance of our Common Stock.

As of December 31, 2009, the Company holds a 87.20% total working interest and 69.08% net revenue interest in the Kunkel leases.

During the year ended December 2009, the lease produced a total of 1,919 barrels of oil at an average price of $56.60 per barrel for the year ended December 31, 2009. Net revenues of $27,357 have been recognized from revenues of $81,506 net of lease operating expenses in the amount of $54,149. No impairment has been determined necessary for the Kunkel leases as of December 31, 2009.

JUSTICE HEIRS A, B, AND C

On August 14, 2009, the Company entered into a purchase agreement for the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases. As part of this agreement, the Company issued shares of restricted common stock to related parties in addition to other forms of payment for their interests in the said leases. See Note 2 for full information regarding the purchase.

As of December 31, 2009, the Company holds a 41.67% working interest and 33.42% net revenue interest in the Justice Heirs A, B, and C leases.

During the year ended December 2009, the lease produced a total of 2,692 barrels of oil at an average price of $54.04 per barrel, consisting of 1,317, 1,090, and 286 barrels on Justice Heirs lease A, B, and C, respectively. For the year ended December 31, 2009, net revenues of $3,980 have been recognized from revenues of $23,858 net of lease operating expenses in the amount of $19,878. No impairment has been determined necessary for the Justice Heirs leases as of December 31, 2009.

RAY

The Ray lease consists of 100 acres of land in Archer County, Texas and is operated by SWJN Oil Company. The lease has a total of 4 wells, with 2 pumping wells, 1 injection well, and 1 well that was shut in. The Company acquired a 100% working interest and 87.50% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008.

During the year ended December 31, 2009, the Company sold its entire lease interest for $15,000 and recognized a loss of $231,388 on the sale.

As of December 31, 2009, the Company holds 0% working and revenue interest in the Ray lease.

OIL AND GAS PRODUCING PROPERTIES

MELISSA HENSLEY (GOLDFINCH 1)

The Melissa Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 27.96% working interest and 20.97% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock. In the year ended December 31, 2009, the Company acquired an additional 6.47% working interest and 4.88% net revenue interest with the issuance of our Common Stock.

As of December 31, 2008, the Company holds a 60.58% total working interest and 45.46% net revenue interest in the Melissa Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 10,936 MCF's of gas at an average price of $3.57 per MCF, and 266 barrels of oil at an average price of $57.10 per barrel. This resulted in estimated revenue of $51,519 and estimated lease operating expenses of $23,643 for a net estimated revenue to the Company of $27,876. This money is being held in a receivable suspense account until all of the paperwork for the exchanges is finalized.

On December 31, 2009, the Melissa Hensley interest book value was determined to be in need of impairment and the asset was written down to five percent of its prior book value, with an impairment loss in the amount of $1,308,946 being recognized. The carrying value of the interests at December 31, 2009, net of depletion, was $68,892.

DJ HANKS (GOLDFINCH 4)

The DJ Hanks well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 5.27% working interest and 3.95% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 43.62% working interest and 32.71% net revenue interest with the issuance of our Common Stock.

As of December 31, 2008, the Company holds a 52.54% total working interest and 39.97% net revenue interest in the DJ Hanks lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 2,456 MCF's of gas at an average price of $5.39 per MCF, and 527 barrels of oil at an average price of $55.54 per barrel. This resulted in estimated revenue of $38,917 and estimated lease operating expenses of $6,572 for a net estimated revenue to the Company of $32,345. This money is being held in a receivable suspense account until all of the paperwork for the exchanges is finalized.

On December 31, 2009, the DJ Hanks interest book value was determined to be in need of impairment and the asset was written down to five percent of its prior book value, with an impairment loss in the amount of $1,076,507 being recognized. The carrying value of the interests at December 31, 2009, net of depletion, was $56,658.

RICHARD HENSLEY (GOLDFINCH 2)

The Richard Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 19.55% working interest and 14.66% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 35.77% working interest and 26.83% net revenue interest with the issuance of our Common Stock.

As of December 31, 2008, the Company holds a 55.33% total working interest and 41.49% net revenue interest in the Richard Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 150 MCF's of gas at an average price of $3.58 per MCF. This resulted in estimated revenue of $450 and estimated lease operating expenses of $6,028 for a net estimated expense to the Company of $5,578. This money is being held to net against a receivable suspense account until all of the paperwork for the exchanges is finalized.

On December 31, 2009, the Richard Hensley interest book value was determined to be in need of impairment and the asset was written down to five percent of its prior book value, with an impairment loss in the amount of $1,265,417 being recognized. The carrying value of the interests at December 31, 2009, net of depletion, was $66,601.

BROOKS HENSLEY (GOLDFINCH 3)

The Brooks Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 49.58% working interest and 37.23% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 15.17% working interest and 11.32% net revenue interest with the issuance of our Common Stock.

As of December 31, 2009, the Company holds a 64.75% total working interest and 48.55% net revenue interest in the Brooks Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 3,034 MCF's of gas at an average price of $3.88 per MCF, and 266 barrels of oil at an average price of $54.10 per barrel. This resulted in estimated revenue of $24,862 and estimated lease operating expenses of $8,963 for a net estimated revenue to the Company of $15,899. This money is being held in a receivable suspense account until all of the paperwork for the exchanges is finalized.

On December 31, 2009, the Brooks Hensley interest book value was determined to be in need of impairment and the asset was written down to five percent of its prior book value, with an impairment loss in the amount of $1,354,227 being recognized. The carrying value of the interests at December 31, 2009, net of depletion, was $71,275.

UNPROVED LEASES AND PROPERTY

On December 31, 2009, all unproved lease interests listed below were impaired to zero percent of their book value, and a loss on the impairment was recognized in the amount of $6,453,445.

JJ YOUNG

The Company acquired a 100% working interest and 76.25% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. The JJ Young lease currently does not have any wells on the lease. The Company is currently evaluating the costs and requirements to drill on this lease.

In October 2009, the Company's agreement for the JJ Young lease expired because the length of time outlined in the agreement had passed in which the Company has to drill on the lease. The asset has been written off the Company's books and an impairment loss of $60,000 has been recognized.

TIGERSHARK

The Company acquired a 27.96% working interest and 20.97% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock. In the year ended December 31, 2009, the Company acquired an additional 6.47% working interest and 4.88% net revenue interest with the issuance of our Common Stock.

As of December 31, 2009, the Company holds a 60.58% total working interest and 45.46% net revenue interest in the Tigershark lease.

OTHER UNPROVED LEASES

In December of 2008 and 2009, the Company acquired a working interest and net revenue interest with the issuance of our Common Stock. The unproved leases that were acquired as part of these conversions were Evergreen 1, Roadrunner, Southgold 1 (Tony), Southgold 2, Southgold 3, and name pending - Escavada.

ITEM 3. LEGAL PROCEEDINGS

The company had been in discussions with an individual who was in a lawsuit with Granite Energy regarding leases purchased by the individual as well as other matters. Amerigo has signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note is One (1) year. The Company is offered a prepayment discount if the Company pays $100,000 on or before Tuesday, June 1, 2010. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individual holds of Granite Energy and / or Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest).

As of December 31, 2009, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to the Company's security holders during the fourth quarter of 2009.

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


                                       		COMMON  STOCK
                                        	High  	Low
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fiscal Quarter Ended March 31, 2008     	30.00	12.00
Fiscal Quarter Ended June 30, 2008      	15.00	12.00
Fiscal Quarter Ended September 30, 2008 	18.00 	 4.00
Fiscal Quarter Ended December 31, 2008  	10.01 	 3.75

FISCAL YEAR ENDED DECEMBER 31, 2009:
Fiscal Quarter Ended March 31, 2009     	10.01	10.01
Fiscal Quarter Ended June 30, 2009      	10.01	10.01
Fiscal Quarter Ended September 30, 2009 	10.01	10.01
Fiscal Quarter Ended December 31, 2009  	10.01	10.01

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

HOLDERS

On December 31, 2009, there were approximately 328 holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there are additional beneficial holders which have not converted their stock.

DIVIDENDS AND OTHER DISTRIBUTIONS

Amerigo Energy has never paid cash dividends on our common stock or preferred stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2009, the Company issued 1,567,244 shares of our Company Common Stock at $1.00 per share in exchange for the purchase of various oil interests.

In addition, on August 14, 2009, the Company entered into a purchase agreement for the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases. As part of this agreement, the Company issued 133,344 shares of restricted common stock to related parties in addition to other forms of payment for their interests in the said leases. See Note 2 for full information regarding the purchase.

On December 31, 2009 the Company issued 1,008,235 shares of our Company Common Stock as part of the exercise of warrants that were issued in 2008.

ITEM 6. SELECTED FINANCIAL DATA

This section is not required for smaller reporting entities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended December 31, 2009, the Company generated $13,560 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $261,864. For the period ended December 31, 2008, the Company recognized $50,743 in revenues from royalties on producing oil and gas properties.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the year ended December 31, 2009 totaled $153,230 as compared to $16,184 for the prior year. The Company acquired a majority of its oil and gas interest during the quarter ended December 31, 2008 therefore we did not have significant lease operating expenses prior to that acquisition.

Consulting- Consulting expenses were $70,000 for the year ended December 31, 2009 as compared to $586,498 for the year ended December 31, 2008. The decrease of $516,498 was primarily related to the issuance of 800,000 warrants in March of 2008 to consultants that were valued with the Black-Scholes valuation model at $476,418 and expensed accordingly.

General and Administrative - General and administrative expenses were $71,885 for the year ended December 31, 2009, compared to $81,710 for the year ended December 31, 2008, representing a decrease of $9,863. The decrease in general and administrative expense reflects the focus on leaning certain expenses since the reorganization on October 31, 2008.

Professional Fees - Professional fees for the year ended December 31, 2008 were $498,541 as compared to $119,700 for the period ended December 31, 2008. The increase was related to the increase in operations and the use of consultants in addition to filing fees and stock transfer agent fees for the reverse split, reorganization, and associated filings that took place during the year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the fixed assets was $32,394 for the year ended December 31, 2009. The depletion expense for the year ended December 31, 2009 was $361,270 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the recently acquired oil and gas properties. There was $5,518 in depreciation and amortization, and $38,357 in depletion for the year ended December 31, 2008 because the Company had no depreciable assets until the end of 2008.

OTHER INCOME AND EXPENSES

During the twelve months ended December 31, 2009, interest income was $41,503, compared to $18,527 during year ended December 31, 2008, representing an increase of $23,213. The increase relates to the accrued interest on the $384,951 note receivable from a related party. See Note 6 for further information on the related party note payable.

A loss was recognized on the sale of the Ray oil and gas lease during the year ended December 31, 2009. The asset was sold for $15,000. Additionally, in January of 2009, an automobile with a book value of $12,883 was sold for $11,000 and a loss on the sale of the asset was recognized in the amount of $1,883. In December of 2009, the Company wrote off $60,000 for the JJ Young oil and gas interests due to the expiration of an agreement on the lease to pursue drilling.

A gain on the extinguishment of debt in the amount of $62,852 for the year ended December 31, 2008, as compared to $0 for the current year is directly related to the write off of debts as part of the reorganization on October 31, 2008.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

We realized a net loss of $12,883,736 for the year ended December 31, 2009, compared to a net loss of $735,597 for the year ended December 31, 2008, a increase of $392,597. The increase in net loss is attributable to $231,369 in a loss related to the sale of an oil and gas asset an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had cash in the amount of $570, and a working capital deficit of $327,286, as compared to cash in the amount of $1,300 and a working capital deficit of $300,308 as of December 31, 2008. In addition, our stockholders' equity was $1,688,787 at December 31, 2009, compared to stockholders' equity of $12,331,894 at December 31, 2008.

Our accumulated deficit increased from $13,013,897 at December 31, 2008 to $25,897,632 at December 31, 2009.

Our operations used net cash of $262,478 during the year ended December 31, 2009, compared to $73,724 during the year ended December 31, 2008, a increase of $709,728.

Our cash used for investing activities was $111,841 for the year ended December 31, 2009 and $0 for the year ended December 31, 2008.

Our financing activities provided net cash of $373,588 during the year ended December 31, 2009, compared to net cash of $75,024 during the year ended December 31, 2008.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                          Larry O'Donnell, CPA, P.C.



2228 South Fraser Street 			  Telephone      (303) 745-4545
Aurora, Colorado    80014				Fax      (303) 369-9384
Unit I 					     Email larryodonnellcpa@comcast.net
www.larryodonnellcpa.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Amerigo Energy, Inc.

I have audited the accompanying consolidated balance sheet of Amerigo Energy, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amerigo Energy, Inc as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $25,897,632 at December 31, 2009. Additionally, for the year ended December 31, 2009, the Company a net loss of $12,883,736. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ LARRY O'DONNELL, CPA, P.C.

March 26, 2010


                             		AMERIGO ENERGY, INC.
                          	    CONSOLIDATED BALANCE SHEET

									   As of	   As of
									December 31, 	December 31,
									   2009		   2008
									-----------	-----------
 ASSETS
Current assets
	Cash	 							$	570 	$     1,300
	Accounts receivable	 					     79,456 	     22,187
									-----------	-----------
Total current assets		 					     80,026 	     23,487

Other current assets
	Advances to related party	 				     22,107 	     30,559
	Notes receivable - related party	 			    384,951 	    358,949
	Accrued interest receivable - related party	 		     40,569 	     18,287
									-----------	-----------
Total other current assets		 				    447,627 	    407,795

Property, plant and equipment
	Leasehold improvements	 					     63,266 	     76,460
	Office equipment, net of depreciation	 			     13,298 	     20,648
	Vehicles, net of depreciation	 					  - 	     12,883
	Property and Equipment, net	 				     73,742 	    129,372
	Proved reserves, net of depletion				  1,651,961 	  6,032,016
	Unproved reserves, net of depletion				 	  - 	  5,512,163
	Software, net							      5,504 	      6,724
									-----------	-----------
Total property, plant and equipment					  1,807,770 	 11,790,265

Other Assets		 							  - 	 	  -
	  Investment in GreenStart	 				     42,236 	     42,236
	Investment in Granite Energy	 				     98,053 		  -
	Investment in South Texas Oil					 	  - 	 	  -
	  Note receivable							  - 	    386,590
	  Deposits	 							950 	 	950
									-----------	-----------
Total other assets							    141,238 	    429,776
									-----------	-----------
Total assets								$ 2,476,661 	$12,651,323
									===========	===========
 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
	Accounts payable and accrued liabilities	 		$   171,182 	$   164,186
	Accounts payable - related party	 			     99,664 	     46,216
	Advances from related parties	 				     39,736 	     38,361
	Payroll liabilities	 					     96,730 	     70,666
									-----------	-----------
Total current liabilities		 				    407,312 	    319,429

	Notes payable - related parties	 				    370,456 	 	  -
	Accrued interest - related parties	 			     10,107 	 	  -
									-----------	-----------
Total liabilities		 					    787,874 	    319,429

Stockholders' (deficit)
	Preferred stock (25,000,000 shares authorized
	& 0 shares outstanding at December 31, 2009)	 			  - 	 	  -
	Common stock; $.001 par value;
	100,000,000 shares authorized;
	22,780,058 shares outstanding
	at December 31, 2009	 					     33,321 	     30,613
	Additional paid-in capital	 				 28,218,698 	 25,968,778
	Stock receivable	 					   (665,600)	   (665,600)
	Common stock payable	 						  - 	     12,000
	Accumulated deficit	 					(25,897,632)	(13,013,897)
									-----------	-----------
Total stockholders' (deficit)		 				  1,688,787 	 12,331,894
									-----------	-----------
Total liabilities and stockholders' (deficit)		 		$ 2,476,661 	$12,651,323
									===========	===========
See Accompanying Notes to Financial Statements


                             			AMERIGO ENERGY, INC.
                     			CONSOLIDATED STATEMENT OF OPERATIONS

			 						Year Ended 	Year Ended
									December 31,	December 31,
									    2009	    2008
									------------	------------
Revenue
	Oil revenues		 					$    205,515 	$     14,312
	Gas revenues		 					      56,349 	      10,431
	Rental income							      13,560 	 	   -
	Sale on oil packages		 					   - 	      26,000
									------------	------------
		Total Revenue						     275,424 	      50,743

Cost of Sales
	Cost of oil packages		 					   - 	      19,173
									------------	------------
		Total cost of goods sold	 				   - 	      19,173

Gross Profit			 						   - 	      31,570

Operating expenses
	Lease operating expenses		 			     153,230 	      16,184
	Consulting expense						      70,000 	     586,498
	Selling, general and administrative		 		      71,885 	      81,748
	Professional fees		 				     498,451 	     119,700
	Depreciation and amortization expense				      32,394 	       5,818
	Depletion expense						     361,270 	      38,357
									------------	------------
		Total operating expenses	 			   1,187,230 	     848,306
									------------	------------
		Loss from operations	 				    (911,806)	    (816,736)

Other income (expenses):
	Loss on sale of oil and gas interest				    (231,369)	 	   -
	Loss of oil and gas asset					     (60,000)	 	   -
	Loss on sale of automobile		 			      (1,883)	 	   -
	Loss from rescinded merger		 			     (14,606)		   -
	Interest expense		 				     (10,107)	 	   -
	Loss on investment in South Texas Oil				    (192,000)	 	   -
	Impairment of building						     (45,000)	 	   -
	Impairment of oil and gas assets		 		 (11,458,542)	 	   -
	Interest income							      41,503 	      18,287
	Other income		 						  72 	 	   -
	Interest income			 				      18,287
	Gain on extinguishment of debt					 	   - 	      62,852
									------------	------------
		Total other income (expenses)	 			 (11,971,930)	      81,139
									------------	------------
		Loss before provision for income taxes			 (12,883,736)	    (735,597)

Provision for income taxes				 					   -

Net loss			 					$(12,883,736)	$   (735,597)
									============	============
Basic and diluted (loss) per common share				       (0.57)	       (0.04)
									============	============
Basic and diluted weighted average common shares
	outstanding		 					  22,780,058 	  20,071,235
									============	============

See Accompanying Notes to Financial Statements




                             				AMERIGO ENERGY, INC.
                       				STATEMENT OF STOCKHOLDER'S EQUITY




			 			Additional 	Stock 	 	Stock 		 		Total
			 			Paid-in 	Subscriptions 	Subscriptions 	Accumulated 	Stockholders'
	 		Shares     Amount 	Capital		Receivable	Payable		Deficit		Deficit


Balance,
December 31,
2008	 		20,071,235 $30,613	$25,968,776	$(665,600)	$ 12,000	$(13,013,896)	$12,331,893
			========== =======	===========	=========	========	============	===========
Shares issued
for purchase
of oil interests	 1,567,244   1,567 	  1,565,677		-	       -		   -      1,567,244
(see Note 4)

Adjustment to
beginning balance
of assets
purchased			 -	 -	     32,147		-	       -		   -	     32,147

Shares issued
for purchase
of oil interests -	   133,344     133 	    266,555 		-	       -		   -	    266,688
Justice Heirs

Shares issued
for warrants	 	 1,008,235   1,008 	    385,543 		- 	 (12,000)		   -   	 	  -

Net loss	 		 - 	 - 	 	  - 	 	- 	       - 	 (12,883,736)	(12,171,049)
			---------- -------	-----------	---------	--------	------------	-----------
Balance,
September 30,
2009	 		22,780,058 $33,321 	$28,218,697 	$(665,600)	$     (0)	$(25,897,632)	$ 1,688,787
			========== =======	===========	=========	========	============	===========


See Accompanying Notes to Financial Statements


                             			 AMERIGO ENERGY, INC.
                     			CONSOLIDATED STATEMENT OF CASH FLOWS

										Year Ended	Year Ended
										December 31,	December 31,
										    2009	    2008
										------------	-----------

Cash flows from operating activities:
	Net loss				 				$(12,883,736)	$  (719,413)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
	Sale of oil and gas interests				 		     246,369 	 	  -
	Impairment of building							      45,000 	 	  -
	Impairment of oil and gas assets					  11,518,542 	 	  -
	Write down of investment in south texas oil				     406,606 	 	  -
   Changes in operating assets and liabilities:
	Increase in accounts receivable			 		     	     (57,269)	    (43,233)
	Stocks and options issued for services / to settle debt				     	     (2,169)
	Forgiveness of related party payable				      		    	     61,881
	Increase in note receivable and interest due from GreenStart	     	     (28,414)
	Increase in note receivable and interest 			     	     (20,016)
	Stock options issued				 		     		    	    476,418
	Depletion, depreciation and amortization			    	     393,664
	(Increase) / decrease in advances and bank receivables		      	      32,150 	     11,990
	Increase / (decrease) in accounts payable			       	       6,996 	    220,317
	Increase / (decrease) in accounts payable - related party	      	      51,565 	   (133,317)
	Increase / (decrease) in accrued payroll			      	      26,064 	     53,801
										------------	-----------
			Net cash used by operating activities		 	$   (262,477)	$   (73,725)


Cash flows from investing activities:
	Investment in Granite Energy				 		     (98,053)	 	  -

	Purchase of oil and gas interests				 	     (13,788)	 	  -
										------------	-----------
			Net cash used by investing activities			$    111,841 	$	  -

Cash flows from financing activities:
	Increase in bank overdraft				 			   - 	     (7,116)
	Loan to (from) related party				 			(964)	     70,140
	shares issued for warrants				 		     386,551 	 	  -
	Proceeds from stock receivable				 			   - 	     12,000
	Decrease in stock payable				 		     (11,999)	 	  -
										------------	-----------
			Net cash provided by financing activities 		$    373,588 	$    75,024
										------------	-----------
Net increase in cash								 	(730)	      1,300

Cash, beginning of period							       1,300 	 	  -
										------------	-----------
Cash, end of period								$	 570 	$     1,300
										============	===========

See Accompanying Notes to Financial Statements


                             AMERIGO ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Description of Business and History - Amerigo Energy, Inc., a Delaware corporation ("AGOE" or the "Company"), formerly named Strategic Gaming Invesmtents, Inc., was incorporated in 1973. Prior to 2008, the Company was involved in various businesses, none of which were successful.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2008 and the year ended December 31, 2009.

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

The current and long term portions were of the asset retirement obligation was estimated based on historical experience.

Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:

         CATEGORY             	Estimated LIFE
   Office building          	  20 years
   Vehicles                 	   7 years
   Equipment                 	   7 years
   Leasehold Improvements    	   7 years
   Furniture and Fixtures    	   5 years

All assets are booked at historical cost. Management reviews on an annual basis the book value, along with the prospective dismantlement, restoration, and abandonment costs and estimate residual value for the assets, in comparison to the carrying values on the financial statements.

On December 31, 2009, the Company recognized an impairment loss on the book value of the building it owns in the amount of $45,000. The carrying value subsequent to impairment is $56,100, net of accumulated depreciation. The building will now be depreciated using the straight-line method using the new carrying value.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2008 and December 31, 2009; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders' equity.

NET LOSS PER COMMON SHARE

FASB Accounting Standards Codification Topic 260-10, "Earnings per Share", requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti- dilutive effect on diluted earnings per share are excluded from the calculation.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Codification Topic 740-10 ("ASC 740-10"), which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

STOCK-BASED COMPENSATION

The Company has adopted FASB Accounting  Standards  Codification  Topic 718-10,
"Compensation- Stock Compensation" ("ASC 718-10") which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. Under the fair value recognition provisions of ASC 718-10, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and
(2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Assets acquired:
   Proved reserves       	  $     2,001,368
   Unproved reserves        	          345,912
   Software                                 6,927
   Building                         	  103,133
   Leasehold improvements           	   78,659
   Furniture & fixtures               	   21,873
   Vehicle                           	   13,301
   Equipment                          	   28,010
   Receivables                        	   48,056
   Deposit                                    950
   Notes receivable                 	  775,816
Total assets acquired             	3,424,006

Consideration given:
   Common stock
   (10,000,000 shares)			3,424,006
Total consideration given 	  $     3,424,006

On December 1, 2008, the Company started the process to issue 9,307,970 shares of our Company Common Stock in exchange for the purchase of various oil interests.

DURING THE YEAR ENDED DECEMBER 31, 2009:

During the year ended December 31, 2009, the Company issued 1,567,244 shares of our Company Common Stock in exchange for the purchase of various oil interests.

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

A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LCC and the Company in that it is managed by a firm owned by the CFO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company.

The leases purchased consist of the above mentioned net revenue and working interests in approximately 600 acres. The three leases have produced an average of 263 barrels of oil each month for the last 12 months. The purchased interests had gross revenues of approximately $62,600 in the past twelve months, an average of $5,217 per month for all three leases.

In December 2009, the Company's agreement as part of the JJ Young oil and gas lease interest expired and the Company recognized an impairment loss in the amount of $60,000 on the asset and removed it from the books.

NOTE 3 - NOTES PAYABLE

As of December 31, 2009, there are no outstanding notes payable.

NOTE 4 - STOCKHOLDERS' EQUITY

As of December 31, 2009, there were 22,780,058 shares of common stock outstanding and no preferred shares outstanding.

During the year ended December 31, 2009, the Company issued common stock and warrants as follows:

COMMON STOCK

During the year ended December 31, 2009, the Company issued 1,567,244 shares of our Company Common Stock at $1.00 per share in exchange for the purchase of various oil interests.

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

On December 31, 2009 the Company issued 1,008,235 shares of our Common Stock for warrants purchased. See Warrants below.

WARRANTS

The Company issued warrants for the purchase of our Company's Common Stock at $0.35, $0.40 and $1.00 per share on December 31, 2008. A total of 2,335,945 shares of common stock were subscribed to through the warrants. The shares would have been issued if all payments from warrant holders are received no later than December 31, 2009.

As per the warrant exercise documentation, the shares of common stock were issued on December 31, 2009, for the prorated amount of payments received, since the payments were not made in their entirety.

The remaining shares payable were removed from the records, and the transaction has been finalized.

NOTE 5 - LITIGATION

As of December 31, 2009, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company holds $384,951 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was transferred to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $40,569 at December 31, 2008. The amounts are considered short term due to the demand status of the note.

As of December 31, 2009, the Company had $96,730 in accrued payroll payable to the Company's current and former officers.

As of December 31, 2009, the Company has $20,505 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $93,716 as of December 31, 2009 which is included as part of Accounts payable - related party in the accompanying financial statements.

Other Material Transactions. With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

NOTE 7 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2009 are as follows:

Deferred tax assets:
   Net operating loss carryforwards 	$      2,673,013
   Stock issued for services                       3,500
                                               2.676.513
Deferred tax liabilities
   Depreciation and amortization                  (3,025)
                                                  (3,025)

Net deferred tax asset                         2,673,488
Less: valuation allowance                     (2,673,488)
                                    	$              -

At December 31, 2008, the Company had federal net  operating loss ("NOL") carry
forwards of approximately $2,676,513.   Federal NOLs could, if unused, begin to
expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2007 was $2,673,488.

NOTE 8  - ENVIRONMENTAL MATTERS

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

NOTE 9 - INVESTMENTS

On December 31, 2009, the Company agreed to accept 680,921 shares of Granite Energy common stock at $0.144 per share in exchange for the settlement of $98,053 in liabilities due to the Company. We have recorded the stock as Investment in Granite Energy on our balance sheet and removed the receivable.

Also on December 31, 2009, the Company determined that an impairment was necessary to the stock held in South Texas Oil Company, due to bankruptcy proceedings and a material drop in stock price. The Company impaired the entire carrying value of the investment, and recognized a loss on the impairment in the amount of $192,000. The Company holds less than 5% of Granite Energy's stock.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2010, the date which the financial statements were available to be issued. The Company has determined that, other than disclosed below, there were no other events that warranted disclosure or recognition in the financial statements.

The company had been in discussions with an individual who was in a lawsuit with Granite Energy regarding leases purchased by the individual as well as other matters. Amerigo has signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note is One (1) year. The Company is offered a prepayment discount if the Company pays $100,000 on or before Tuesday, June 1, 2010. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individual holds of Granite Energy and / or Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed accountants since its 2007 and there are no disagreements with the findings of its accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2009.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information that we would have been required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Identification of Directors and Executive Officers.

Name			Age	Term Served*
S. Matthew Schultz 	41	Elected since 2008
CEO/Director

Jason F. Griffith  	33	Elected since 2008
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

ITEM 11. EXECUTIVE COMPENSATION

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


                                                    CASH COMPENSATION TABLE

Name and Principal						Stock            Option		All Other
Position		Year   Salary ($)     Bonus ($)         Awards           Awards        Compensation        Total
S. Matthew Schultz 	2009    167,500		-		  -                 -                -            167,500
Chief Executive    	2008  	      -         -		  -                 -                -                  -
Officer

Jason F. Griffith 	2009    167,500		-		  -                 -                -            167,500
Chief Financial 	2008  	      -         -		  -                 -                -                  -
Officer

Each director  of  Amerigo  Energy  also  serves as a director of Amerigo, Inc.
Directors do not receive separate compensation for service as directors of Amerigo Energy or Amerigo, Inc.


                                                      DIRECTOR COMPENSATION

		Fees Earned				Non-Equity	Nanqualified
                or Paid		Stock        Option     Incentive Plan	Deferred          All Other
Name      	in Cash ($)     Awards       Awards	Compensation	Compensation      Compensation       Total
S. Matthew
Schultz            -		  -             -           -                  -               -                -

Jason F.
Griffith             -		  -             -           -                  -               -                -


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial ownership of each person as described in the table below was calculated based on 22,780,058 of Amerigo Energy Common Stock outstanding as of December 31, 2009, according to the record ownership listings as of that date and the verifications Amerigo Energy solicited and received from each director, executive officer and five percent holder.

Security Ownership of Certain Beneficial Owners as of December 31, 2009


Title of   	Name and Address		Amount and Nature		Percent of
Class		of Beneficial Owner         	of Beneficial Ownership		Class
Common  	Granite Energy, Inc.		majority shareholder		43.90%
        	2580 Anthem Village Dr.		10,000,000
        	Henderson, NV 89052

Common  	Kenneth D. Olson 		1,846,092			 8.10%
        	8641 Ruette Monte Carlo
        	La Jolla, Ca 92037


Security Ownership of Management


Title of   	Name and Address              	Amount and Nature           	Percent of
Class    	of Beneficial Owner         	of Beneficial Ownership         Class
Common  	S. Matthew Schultz     		Chief Executive Officer		 0.37%
        	161 N. Main Street                             83,511 *
        	Bountiful, UT 84010

Common  	Jason F. Griffith      		Chief Financial Officer		 1.00%
        	2580 Anthem Village Dr.		226,796 *(1)
        	Henderson, NV 89052

(1)  all of these shares are indirectly owned by a trust  controlled by Mr. Griffith.
* Total Current Officers and Directors common shares held is 310,307 (1.36%)


Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2009, the Company holds $384,951 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was transferred to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $40,569 at December 31, 2008. The amounts are considered short term due to the demand status of the note.

As of December 31, 2008, the Company had $96,730 in accrued payroll payable to the Company's current and former officers.

As of December 31, 2008, the Company has $20,505 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $93,716 as of December 31, 2008 which is included as part of Accounts payable - related party in the accompanying financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

                          Fiscal Year Ended
                            December 31,
                         2009            2008
Audit fees         	$9,800    	$9,800

Audit related fees           -               -

Tax fees                     -               -

All other fees               -               -

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

ITEM 15. EXHIBITS

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

Date: March 31, 2010

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

Date: March 31, 2010

By: /s/ S. Matthew Schultz              By: /s/ Jason F. Griffith
    ---------------------                  --------------------------
    S. Matthew Schultz                     Jason F. Griffith
    Chief Executive Officer,               Chief Financial Officer
                                           and Principal Accounting Officer