Form 10-Q
period 2010-03-31
AMERIGO ENERGY, INC.
filed 2010-05-14
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2010

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


                                (702) 399-9777
                          --------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	    [   ]
Accelerated filer	    [   ]
Non-accelerated filer	    [   ] (Do not check if a smaller reporting company)
Smaller reporting company   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,780,058 shares of common stock, $0.001 par value, as of May 14, 2010

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION............................................  1
  ITEM 1. FINANCIAL STATEMENTS............................................  1
    CONSOLIDATED BALANCE SHEET............................................  1
    CONSOLIDATED STATEMENT OF OPERATIONS..................................  2
    STATEMENT OF STOCKHOLDER'S EQUITY.....................................  3
    CONSOLIDATED STATEMENT OF CASH FLOWS..................................  4
    NOTES TO FINANCIAL STATEMENTS.........................................  5
  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	    AND RESULTS OF OPERATIONS.....................................  12
  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....  13
  ITEM 4.   CONTROLS AND PROCEDURES.......................................  13

PART II - OTHER INFORMATION...............................................
  ITEM 1. LEGAL PROCEEDINGS...............................................  14
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  14
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................  14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  14
  ITEM 5. OTHER INFORMATION...............................................  14
  ITEM 6. EXHIBITS........................................................  14

SIGNATURES................................................................  15

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET





                                                                              As of                         As of
                                                                          March 31, 2010              December 31, 2009
									  --------------	      -----------------
ASSETS
Current assets
   Cash                                                            	  $       1,308      		$         570
   Accounts receivable                                                           88,262                        79,456
									  -------------			-------------
Total current assets                                                             89,570                        80,026

Other current assets
   Advances to related party                                                     24,342                        22,107
   Notes receivable - related party                                             384,951                       384,951
   Accrued interest receivable - related party                                   46,339                        40,569
									  -------------			-------------
Total other current assets                                                      455,633                       447,627

Property, plant and equipment
   Leasehold improvements                                                        59,967                        63,266
   Office equipment, net of depreciation                                         11,460                        13,298
   Property and Equipment, net                                                   71,084                        73,742
   Proved reserves, net of depletion                                          1,627,598                     1,651,961
   Software, net                                                                  5,199                         5,504
Total property, plant and equipment                                           1,775,309                     1,807,770

Other Assets
     Investment in GreenStart                                                         -                        42,236
   Investment in Granite Energy                                                  98,053                        98,053
     Deposits                                                                       950                           950
									  -------------			-------------
Total other assets                                                               99,003                       141,238

Total assets                                                            $     2,419,514         	$   2,476,661
									  =============			=============

              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
   Accounts payable and accrued liabilities                             $       191,366        		$     171,182
   Accounts payable - related party                                             110,164                        99,664
   Advances from related parties                                                 38,942                        39,736
   Payroll liabilities                                                          186,730                        96,730
   Short term note payable                                                      120,000                             -
									  -------------			-------------
Total current liabilities                                                       647,202                       407,312

   Notes payable - related parties                                              368,904                       370,456
   Accrued interest - related parties                                            16,838                        10,107
									  -------------			-------------
Total liabilities                                                             1,032,944                       787,874

Stockholders' (deficit)
   Preferred stock (25,000,000 shares authorized
   & 0 shares outstanding at March 31, 2010 and December 31, 2009)                    -                            -
   Common stock; $.001 par value;
   100,000,000 shares authorized;
   22,780,058 shares outstanding
   at March 31, 2010 and December 31, 2009                                       33,321                        33,321
   Additional paid-in capital                                                28,218,698                    28,218,698
   Stock receivable                                                            (665,600)                     (665,600)
   Accumulated deficit                                                      (26,199,849)                  (25,897,632)
									  -------------			-------------
Total stockholders' (deficit)                                                 1,386,570                     1,688,787
									  -------------			-------------

Total liabilities and stockholders' (deficit)                           $     2,419,514         	$   2,476,661
									  ============= 		=============




                            AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS


									   Three Months Ended
								March 31, 2010		March 31, 2009
								--------------		--------------

Revenue
     Oil revenues                                                      37,336                  40,535
     Gas revenues                                                      23,010                  11,495
     Rental income                                                      3,390                   3,390
								--------------		--------------
        Total Revenue                                                  63,736                  55,419


Operating expenses
     Lease operating expenses                                          33,883                  25,857
     Consulting expense                                                10,500                  22,500
     Selling, general and administrative                                8,140                  31,641
     Professional fees                                                117,772                 129,288
     Depreciation and amortization expense                              8,099                   8,099
     Depletion expense                                                 24,363                  80,871
								--------------		--------------
        Total operating expenses                               	      202,756                  98,254
								--------------		--------------

        Loss from operations                                 	     (139,020)               (242,835)


Other income (expenses):
     Loss on sale of automobile                                             -                  (1,883)
     Interest expense                                                  (6,732)                      -
     Loss on investment in GreenStart, Inc.                   	      (42,236)                      -
     Interest income                                           	        5,771                  15,246
     Other income                                                           -                      72
     Other expense                                         	     (120,000)                      -

								--------------		--------------
        Total other income (expenses)                        	     (163,197)                 13,435
								--------------		--------------

        Loss before provision for income taxes               	     (302,217)               (229,400)

Provision for income taxes

Net loss							$    (302,217)		$    (229,400)
								==============		==============


Basic and diluted (loss) per common share                               (0.01)                  (0.01)
								--------------		--------------

Basic and diluted weighted average common shares
     outstanding                                                    22,780,058             20,400,435
								============== 		==============



                             AMERIGO ENERGY, INC.
                       STATEMENT OF STOCKHOLDER'S EQUITY



                                				Additional  	Stock        	Stock        		   	Total
                                                 		Paid in     	Subscriptions	Subscriptions	Accumulated	Stockholders'
				Shares		Amount		Capital		Receivable	Payable		Deficit		Deficit
				------		------		---------	-------------	-------------	-----------	-------------


Balance, December 31, 2008	20,071,235	$ 30,613	$ 25,968,776 	$ 665,600)    	$ 12,000   	$ (13,013,896)	$12,331,893
				==========	========	============	==========	=========	==============	============

Shares issued for purchase of
oil interests (see Note 4)	 1,567,244         1,567           1,565,677    						  1,567,244
				----------	--------	------------	----------	---------	--------------	------------

Adjustment to beginning balance
of assets purchased				  32,147									     32,147


Shares issued for purchase of
oil interests - Justice Heirs	   133,344           133     	     266,555							     66,688


Shares issued for warrants       1,008,235  	   1,008    	     385,543      		 (12,000)	$           -	    374,551

Net loss				 -	       -		   - 		-	       - 	  (12,883,736) 	(12,883,736)
				----------	--------	------------	----------	---------	--------------	------------

Balance, December 31, 2009     	22,780,058	$ 33,321	$ 28,218,697 	$(665,600)	$      -     	$ (25,897,632) 	$ 1,688,787
				==========	========	============	==========	=========	==============	============


Net loss				-             - 		  -             - 	       -	     (302,217)	   (302,217)


Balance, March 31, 2010        	22,780,058	$ 33,321	$ 28,218,697 	$ (665,600)	$      - 	$ (26,199,849)	$ 1,386,570
				==========	========	============	==========	=========	==============	============




                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS



										three months ended	three months ended
										March 31, 2010    	March 31, 2009
										------------------	------------------

Cash flows from operating activities:
        Net loss								$    (302,217)       	$     (229,400)
        Adjustments to reconcile net loss to
         net cash used by operating activities:
                  Impairment of oil investment in GreenStart                    $      42,236            $           -
        Changes in operating assets and liabilities:
                  Increase in accounts receivable                                      (8,806)                (35,040)
                  Increase in note receivable and interest                             (5,771)                (12,030)
                    due from GreenStart
                  Increase in note receivable and interest                                  -                  (9,862)
                  Depletion, depreciation and amortization                             32,461                  88,970
                  (Increase) / decrease in advances and                                     -                  31,341
                    bank receivables
                  Increase / (decrease) in accounts payable                            20,184                   5,091
                  Increase / (decrease) in accounts payable                            10,500                  23,475
                    - related party
                  Increase / (decrease) in accrued payroll                             90,000                 (18,936)
										--------------		---------------

				Net cash used by operating activities       	$    (121,412)       	$     (156,391)

Cash flows from investing activities:
        Purchase of oil and gas interests                                                   -                   12,881
										--------------		---------------
				Net cash used by investing activities		$           -		$       12,881

Cash flows from financing activities:
        Loan to (from) related party          					$       2,151                  (35,081)
        Increase in stock payable                                                           -                  183,776
										--------------		---------------
				Net cash provided by financing activities	$       2,151          $       148,695
										--------------		---------------

Net increase in cash                                                                 (119,262)                   5,185

Cash, beginning of period                                                                 570                    1,300

Cash, end of period                                            			$    (118,692)		$        6,485
										==============		===============



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

On August 20, 2008, the Company announced that they would be issuing a dividend of its ownership interest in Strategic Gaming Investments, Inc., a Nevada corporation, to its shareholders. The dividend took the form of a dividend certificate representing restricted common stock, which was distributed to the Company's beneficial stockholders of record as of the record date, which was September 3, 2008. In addition to the spin-off of SGI, the Ultimate Poker League, Inc. ("UPL), filed dissolution papers with the Secretary of State of Nevada to dissolve the corporation. As a result, UPL and SGI are no longer included in our financials on a consolidated basis and our investment in UPL was removed from our books.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2009 and the quarter ended March 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

PROPERTY AND EQUIPMENT

Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:


   CATEGORY              	ESTIMATED LIFE
   ---------------		--------------
   Office building          	20 years
   Vehicles                 	7 years
   Equipment                 	7 years
   Leasehold Improvements    	7 years
   Furniture and Fixtures    	5 years

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

Depreciation, depletion and amortization ("DD&A") of oil and gas properties is computed using a straight-line method based on estimated useful lives due to the Company's inability to complete a reserve study and ascertain reserve estimates. Capitalized acquisition costs are depleted based on total estimated useful lives. Capitalized costs to drill and equip wells are depreciated and amortized based on total useful lives. Investments in unproved properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties are periodically assessed for impairment.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Costs of properties that become productive are transferred to proved oil and natural gas properties.

Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the straight-line method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements at December 31, 2009 and March 31, 2010; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification{trademark} (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC. The Codification became effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009. The adoption of the Codification did not have an impact on the Company's financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, "Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary". This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions. This amendment to Topic 958 has occurred as a result of the issuance of FAS 164. The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - ACQUISITION AND DISPOSAL OF ASSETS

DURING THE YEAR ENDED DECEMBER 31, 2009

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

DURING THE QUARTER ENDED MARCH 31, 2010:

The Company did not acquire or dispose of any fixed assets during the quarter ended March 31, 2010

During the quarter ended March 31, 2010, the Company received notice that a building of ours was a part of a lawsuit for past due property taxes, in the amount of $48,767. Due to complications in paperwork and transfer of ownership, the Company was not the party being named in the lawsuit. Subsequent to the balance sheet date, the Company has been notified that the building has had a lien placed on it and will be sold at an auction. As a result, the Company will be required to record a receivable from the seller of the building in the amount of the original sale. The terms have yet to be determined with the seller of the building.

NOTE 4 - NOTES PAYABLE

As of March 31, 2010, as discussed in Note 3, the Company has issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of March 31, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $16,838.

NOTE 5 - STOCKHOLDERS' EQUITY

As of March 31, 2010, there were 22,780,058 shares of common stock outstanding and no preferred shares outstanding.

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

DURING THE QUARTER ENDED MARCH 31, 2010, THE COMPANY DID NOT ISSUE ANY COMMON STOCK OR WARRANTS.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company holds $384,951 in notes receivable from GreenStart, Inc., in which the Company is the majority shareholder. $356,820 of the note was sold to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $46,339 at March 31, 2010. The amounts are considered short term due to the demand status of the note.

As of March 31, 2010, the Company had $186,730 in accrued payroll payable to the Company's current and former officers.

As of March 31, 2010, the Company has $41,502 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $110,164 as of March 31, 2010 which is included as part of Accounts payable - related party in the accompanying financial statements.
As of March 31, 2010, as discussed in Note 3 and Note 4, the Company has issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of March 31, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $16,838. A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the CEO of
Amerigo Energy. A material relationship also exists between Peachtree Consultants, LCC and the Company in that it is managed by a firm owned by the CFO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company.

NOTE 7 - DEFERRED INCOME TAX

The Company accounts for its income taxes in accordance with FASB Codification Topic 740-10 ("ASC 740-10"). The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for in a valuation allowance. As a result, the net benefit and expense resulted in no income taxes.

NOTE 8 - ENVIRONMENTAL MATTERS

Various federal and state authorities have authority to regulate the exploration and developments of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Company, or its Operators, and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

NOTE 9 - SUBSEQUENT EVENTS

None

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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010.

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

OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended March 31, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $60,346. For the year ended March 31, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $52,029.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the quarter ended March 31, 2010 totaled $33,833 as compared to $25,857 for the quarter ended March 31, 2009. The increase is directly related to the slight increase in producing interests during the period.

Consulting- Consulting expenses were $10,500 for the quarter ended March 31, 2010 as compared to $22,500 for the quarter ended March 31, 2009. The decrease of $12,000 was related to the decrease in monthly fees for services performed by a company controlled by our chief financial officer.

General and Administrative - General and administrative expenses were $8,140 for the quarter ended March 31, 2010, compared to $31,641 for the quarter ended March 31, 2008, representing an decrease of $23,501. The decrease in general and administrative expense reflects the decrease in rent, travel, and other expenditures during the period.

Professional Fees - Professional fees for the quarter ended March 31, 2010 were $117,772 as compared to $129,288 for the period ended March 31, 2009. The decrease was related to the decrease in the use of consultants in addition to filing fees and associated filings that took place during the previous year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $8,099 for the quarters ended March 31, 2010 and 2009. The depletion expense for the quarter ended March 31, 2010 was $35,363 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $80,871 in depletion expenses for the quarter ended March 31, 2009. The decrease is directly related to the impairment of the value of the assets during the last fiscal year, which adjusted the book value off of which depletion is calculated.

OTHER INCOME AND EXPENSES

During the three months ended March 31, 2010, interest income was 5,771, compared to $15,246 during three months ended March 31, 2009, representing an increase of $9,475. The increase relates to the accrued interest on the $384,951 note receivable from a related party. See Note 6 for further information on the related party note payable.

During the three months ended March 31, 2009, the Company sold a vehicle for $11,000 that had a book value of $12,883 for a loss of $1,883.

During the three months ended March 31, 2010, the Company impaired its investment in GreenStart, Inc. in the amount of $42,236 to $0 and recognized a loss for that amount.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $182,217 for the quarter ended March 31, 2010, compared to a net loss of $229,400 for the quarter ended March 31, 2009, a decrease of $45,183. The decrease in net loss is partially attributable to a decrease of consulting expenses, professional fees, and depletion expense as compared to the three months ended March 31, 2009 and the increase in revenues due to the acquisition of oil and gas producing properties in 2009 and the current period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash in the amount of $1,308 and a working capital deficit of $437,632, as compared to cash in the amount of $570 and a working capital deficit of $327,286 as of December 31, 2009. In addition, our stockholders' deficit was $2,419,514 at March 31, 2010, compared to stockholders' deficit of $2,476,661 at December 31, 2009.

Our accumulated deficit increased from $25,897,632 at December 31, 2009 to $26,079,849 at March 31, 2010.

Our operations used net cash of $43,648 during the quarter ended March 31, 2010, compared to $156,391 during the quarter ended March 31, 2009, a decrease of $112,743.

Our cash used for investing activities was $0 for the quarter ended March 31, 2010 and $12,881 for the quarter ended March 31, 2009.

Our financing activities provided net cash of $2,151 during the quarter ended March 31, 2010, compared to net cash of $148,695 during the quarter ended March 31, 2009.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, S. Matthew Schultz, and our Chief Financial Officer, Jason F. Griffith. Mr. Schultz serves as our principal executive officer and Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Amerigo has signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note is One (1) year. The Company is offered a prepayment discount if the Company pays $100,000 on or before Tuesday, June 1, 2010. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individual holds of Granite Energy and / or Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest). As of the date of this filing, no payments have been made on this note payable.

As of March 31, 2010, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

Date: May 14, 2010

By: /s/ S. Matthew Schultz                 By: /s/ Jason F. Griffith
--------------------------------           ------------------------------
S. Matthew Schultz                         Jason F. Griffith
Chief Executive Officer,                   Chief Financial Officer
and Principal Executive Officer            and Principal Accounting Officer