Form 10-Q
period 2010-06-30
AMERIGO ENERGY, INC.
filed 2010-08-16
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2010

                             AMERIGO ENERGY, INC.
                    (Exact name of small business issuer as

                           specified in its charter)

                Delaware                            20-3454263
                ------                              ----------
(State State or other jurisdiction of incorporation or organization)
                               (I.R.S. Employer Identification No.)

                           2580 Anthem Village Drive
                              Henderson, NV 89052
              (Address of principal executive offices) (Zip Code)

                                (702) 399-9777
                          (Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
[X] NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer[  ]
Accelerated filer[  ]
Non-accelerated filer (Do not check if a smaller reporting company)[  ]
Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,780,058 shares of common stock, $0.001 par value, as of August 4, 2010

                               TABLE OF CONTENTS


  ITEM 1. FINANCIAL STATEMENTS.................................................1
    CONSOLIDATED BALANCE SHEET.................................................2
    CONSOLIDATED STATEMENT OF OPERATIONS.......................................3
    CONSOLIDATED STATEMENT OF CASH FLOWS.......................................4
    NOTES TO FINANCIAL STATEMENTS..............................................5
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........10
  ITEM 4. CONTROLS AND PROCEDURES.............................................11
PART II - OTHER INFORMATION...................................................12
  ITEM 1. LEGAL PROCEEDINGS...................................................13
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................14
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................15
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................16
  ITEM 5. OTHER INFORMATION...................................................17
  ITEM 6. EXHIBITS............................................................18
SIGNATURES....................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET


                                                                  As of          As of
                                                              June 30, 2010  June 30, 2009
Current assets

Cash                                                                    $55         $570
Accounts receivable                                                  98,157       79,456
							       ------------  -----------
Total current assets                                                 98,212       80,026

Other current assets
Advances to related party                                            52,184       22,107
Notes receivable - related party                                    384,951      384,951
Accrued interest receivable - related party                          52,110       40,569
							       ------------  -----------
Total other current assets                                          489,245      447,627

Property, plant and equipment
Leasehold improvements                                               56,669       63,266
Office equipment, net of depreciation                                 9,622       13,298
Property and Equipment, net                                          19,626       73,742
Proved reserves, net of depletion                                 1,603,235    1,651,961
Software, net                                                         4,894        5,504
							       ------------  -----------
Total property, plant and equipment                               1,694,047    1,807,770

Other Assets
  Investment in GreenStart                                                -       42,236
Investment in Granite Energy                                         98,053       98,053
  Deposits                                                              950          950
							       ------------  -----------
Total other assets                                                   99,003      141,238
							       ------------  -----------
Total assets                                                     $2,380,507   $2,476,661
							       ============  ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                           $224,758     $171,182
Accounts payable - related party                                    120,664       99,664
Advances from related parties                                        38,873       39,736
Payroll liabilities                                                 276,730       96,730
Short term note payable                                             120,000            -
							       ------------  -----------
Total current liabilities                                           781,025      407,312

Long-term liabilities
Notes payable - related parties                                     368,904      370,456
Accrued interest - related parties                                   23,780       10,107
							       ------------  -----------
Total liabilities                                                 1,173,709      787,874

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 0 shares outstanding at June 30, 2010 and December 31, 2009)            -            -
Common stock; $.001 par value;
100,000,000 shares authorized;
22,780,058 shares outstanding
at June 30, 2010 and December 31, 2009                               33,321       33,321
Additional paid-in capital                                       28,218,698   28,218,698
Stock receivable                                                  (665,600)    (665,600)
Accumulated deficit                                            (26,379,621) (25,897,632)
							       ------------  -----------
Total stockholders' (deficit)                                     1,206,798    1,688,787

Total liabilities and stockholders' (deficit)                    $2,380,507   $2,476,661
							       ============  ===========

                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three Months Ended       Six Months Ended
                                                     6/30/10     6/30/09     6/30/10     6/30/09

Revenue
Oil revenues                                         $50,387     $36,648     $87,722     $77,183
Gas revenues                                          22,450      13,168      45,460      24,663
Rental income                                              -       3,390       3,390       6,780
						     -------     -------     -------    --------
Total Revenue                                         72,837      53,206     136,572     108,625

Operating expenses
Lease operating expenses                             $50,362     $30,781     $84,245     $56,638
Consulting expense                                    10,500      22,500      21,000      45,000
Selling, general and administrative                    8,086      19,738      16,226      51,378
Professional fees                                    128,396     125,186     246,168     254,473
Depreciation and amortization expense                  7,647       8,099      15,746      16,197
Depletion expense                                     24,363      88,796      48,725     169,667
						     -------     -------     -------    --------
Total operating expenses                             229,354     295,099     432,110     593,353
						     -------     -------     -------    --------
Loss from operations                              $(156,517)  $(241,893)  $(295,538)  $(484,728)

Other income (expenses):
Loss on sale of automobile                                 -           -           -     (1,883)
Loss on Auction of Building                         (22,083)           -    (22,083)           -
Interest expense                                     (6,942)           -    (13,673)           -
Loss on investment in GreenStart, Inc.                     -           -    (42,236)           -
Interest income                                        5,771      14,830      11,541      30,076
Other income                                               -           -           -          72
Other expense                                              -           -   (120,000)           -
						     -------     -------     -------    --------
Total other income (expenses)                       (23,254)      14,830   (186,451)      28,265

Loss before provision for income taxes            $(179,771)  $(227,063)  $(481,989)  $(456,463)

Provision for income taxes				   -	       -           -           -
						     -------     -------     -------    --------
Net loss                                          $(179,771)  $(227,063)  $(481,989)  $(456,463)

Basic and diluted (loss) per common share            $(0.01)     $(0.01)     $(0.02)     $(0.01)

Basic and diluted weighted average common shares
outstanding                                       28,218,697  20,400,435  28,218,697  20,400,435

                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Six months ended   Six months ended
                                                             June 30, 2010       June 30, 2009
Cash flows from operating activities:
Net loss                                                          $(481,989)      $(456,463)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Loss on sale of building                                             $22,083
Impairment of oil investment in GreenStart                           $42,236              $-
Changes in operating assets and liabilities:
Increase in accounts receivable                                     (18,701)        (23,067)
Increase in note receivable and interest due from GreenStart         (5,771)        (28,414)
Increase in note receivable and interest                                   -        (20,016)
Depletion, depreciation and amortization                              64,471         185,864
(Increase) / decrease in advances and bank receivables                     -          32,150
Increase / (decrease) in accounts payable                             53,576           7,583
Increase / (decrease) in accounts payable - related party             21,000          32,170
Increase / (decrease) in  short term note payable                    120,000               -
Increase / (decrease) in accrued payroll                             180,000        (18,936)
								  ----------	  ----------
Net cash used by operating activities                               $(3,094)      $(289,129)

Cash flows from investing activities:
Sale of office building                                              $27,169	    $      -
Purchase of oil and gas interests                                          -          12,881
								  ----------	  ----------
Net cash used by investing activities                                $27,169         $12,881

Cash flows from financing activities:
Loan to (from) related party                                       $(24,589)        (63,808)
Increase in stock payable                                                  -         345,616
								  ----------	  ----------
Net cash provided by financing activities                          $(24,589)        $281,808
								  ==========	   =========
Net increase in cash                                                   (515)           5,561

Cash, beginning of period                                          $     570        $  1,300

Cash, end of period                                                $      55        $  6,861
								  ==========	   =========

                             AMERIGO ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Description  of  Business  and  History  -  Amerigo  Energy,  Inc.,  a Delaware
corporation ("AGOE" or the "Company"), formerly named Strategic Gaming Investments, Inc., was incorporated in 1973. Prior to August 2008, the Company was involved in various businesses.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2009 and the quarter ended June 30, 2010.

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

On December 31, 2009, the Company recognized an impairment loss on the book value of the building it owns in the amount of $45,000. The carrying value subsequent to impairment is $56,100, net of accumulated depreciation. The building was sold during the six months ended June 30, 2010.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements at December 31, 2009 and June 30, 2010; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, "Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary". This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (TOPic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil and Gas. This amendment makes amendments to paragraph 932- 10-S99-1 due to SEC release No. 33-8995, Modernization of Oil and Gas Reporting. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April  2010,  the  FASB  issued  ASU  No.  2010-17,  "Revenue  Recognition -
Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

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


DURING THE SIX MONTHS ENDED JUNE 30, 2010:

During the 6 months ended June 30, 2010, the office building the Company had in Texas was sold due to a tax lien from the prior owner that was incorrectly recorded. Due to complications in paperwork and transfer of ownership, the Company was not the party being named in the lawsuit. Subsequently, the Company has been notified that the building had a lien placed on it and was sold at an auction. The Company's building was auctioned for $27,168 this amount went towards the back taxes of the pervious owner. The Company has notified the previous owner that a receivable for $27,168 was recorded on the Company's books. The terms of this receivable have not been negotiated yet. The Company also had to record a loss in the amount of $22,083 on the building. Additionally, the Company intends on hiring an attorney to attempt to be refunded the money from the county for unlawful sale of our property.

NOTE 4 - NOTES PAYABLE

As of June 30, 2010, as discussed in Note 3, the Company has issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of June 30, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $23,780.

NOTE 5 - STOCKHOLDERS' EQUITY

As of June 30, 2010, there were 22,780,058 shares of common stock outstanding and no preferred shares outstanding.

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

DURING THE SIX MONTHS ENDED JUNE 30, 2010, THE COMPANY DID NOT ISSUE ANY COMMON STOCK OR WARRANTS.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company holds $384,951 in notes receivable from GreenStart, Inc., in which the Company is a shareholder. $356,820 of the note was sold to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $52,110 at June 30, 2010. The amounts are considered short term due to the demand status of the note.

As of June 30, 2010, the Company had $276,730 in accrued payroll payable to the Company's current and former officers.

As of June 30, 2010, the Company has $66,310 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm and its personnel have been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $120,664 as of June 30, 2010 which is included as part of Accounts payable - related party in the accompanying financial statements.

As of June 30, 2010, as discussed in Note 3 and Note 4, the Company has issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of June 30, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $23,780. A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the CEO. A material relationship also exists between Peachtree Consultants, LCC and the Company in that it is managed by a firm owned by the CFO, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company.

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

NOTE 9 - SUBSEQUENT EVENTS

The company has evaluated subsequent events through August 5, 2010, the date which the financial statements were available to be issued. The company has determined that, other than disclosed below, there were no other event that warranted disclosure or recognition in the financial statements.


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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the 3 months ending June 30, 2010, the Company generated $72,837 in revenues from royalties on producing oil and gas properties. For the 3 months ending June 30, 2009, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $49,816.

For the 6 months ending June 30, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $133,182. For the 6 months ending June 30, 2009, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $101,845.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the 3 months ended June 30, 2010 totaled $50,362 as compared to $30,781 for the 3 months ended June 30, 2009. The increase is directly related to the slight increase in producing interests during the period.

Consulting- Consulting expenses were $10,500 for the 3 months ended June 30, 2010 as compared to $22,500 for the 3 months ended June 30, 2009. The decrease of $12,000 was related to the decrease in monthly fees for services performed by a company controlled by our chief financial officer.

General and Administrative - General and administrative expenses were $8,086 for the 3 months ended June 30, 2010, compared to $19,738 for the 3 months ended June 30, 2009, representing an decrease of $11,652. The decrease in general and administrative expense reflects the decrease in rent, travel, and other expenditures during the period.

Professional Fees - Professional fees for the 3 months ended June 30, 2010 were $116,898 as compared to $125,186 for the 3 months ended June 30, 2009. The decrease was related to the decrease in the use of consultants in addition to filing fees and associated filings that took place during the previous year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expense was $7,647 for the 3 months ended June 30, 2010. Depreciation and amortization was $8,099 during the 3 months ended June 30, 2009. This difference is related to the loss of the building during the quarter. The depletion expense for the 3 months ended June 30, 2010 was $24,363 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $88,796 in depletion expenses for the 3 months ended June 30, 2009. The decrease is directly related to the impairment of the value of the assets during the last fiscal year, which adjusted the book value off of which depletion is calculated.

Lease Operating - Lease operating expense for the 6 months ended June 30, 2010 totaled $84,245 as compared to $56,638 for the 6 months ended June 30, 2009. The increase is directly related to the slight increase in producing interests during the period.

Consulting- Consulting expenses were $21,000 for the 6 months ended June 30, 2010 as compared to $45,000 for the 6 months ended June 30, 2009. The decrease of $24,000 was related to the decrease in monthly fees for services performed by a company controlled by our chief financial officer.

General and Administrative - General and administrative expenses were $16,266 for the 6 months ended June 30, 2010, compared to $51,378 for the 6 months ended June 30, 2009, representing an decrease of $35,112. The decrease in general and administrative expense reflects the decrease in rent, travel, and other expenditures during the period.

Professional Fees - Professional fees for the 6 months ended June 30, 2010 were $246,168 as compared to $254,473 for the 6 months ended June 30, 2009. The decrease was related to the decrease in the use of consultants in addition to filing fees and associated filings that took place during the previous year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expense was $15,746 for the 6 months ended June 30, 2010. Depreciation and amortization was $16,197 during the 6 months ended June 30, 2009. This difference is related to the loss of the building during the quarter. The depletion expense for the 6 months ended June 30, 2010 was $48,725 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $169,667 in depletion expenses for the 6 months ended June 30, 2009. The decrease is directly related to the impairment of the value of the assets during the last fiscal year, which adjusted the book value off of which depletion is calculated.

OTHER INCOME AND EXPENSES

During the 3 months ended June 30, 2010, interest income was $5,771, compared to $14,830 during the 3 months ended June 30, 2009, representing a decrease of $9,059. The decrease relates to the accrued interest on the $384,951 note receivable from a related party. See Note 6 for further information on the related party note payable.

During the 3 months ended June 30, 2010, the Company lost its building due to the back taxes of its previous owner and had to record a loss in the amount of $22,083.

During the 6 months ended June 30, 2010, interest income was $11,541, compared to $30,076 during the 6 months ended June 30, 2009, representing a decrease of $18535. The decrease relates to the accrued interest on the $384,951 note receivable from a related party. See Note 6 for further information on the related party note payable.

During the 6 months ended June 30, 2010, the Company lost its building due to the back taxes of its previous owner and had to record a loss in the amount of $22,083.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

The Company realized a net loss of $179,771 for the 3 months ending June 30, 2010. This is compared to a net loss of $227,063 for the 6 months ended June 30, 2009, a decrease of $47,292. The decrease in net loss is partially attributable to a decrease of consulting expenses, professional fees, and depletion expense as compared to the three months ended June 30, 2009 and the increase in revenues due to the acquisition of oil and gas producing properties in 2009 and the current period.

The Company realized a net loss of $481,989 for the 6 months ending June 30, 2010. This is compared to a net loss of $456,463 for the 6 months ended June 30, 2009, an increase of $25,526. The increase in net loss is partially attributable to the judgment against the company for $120,000. See item 1 legal proceedings for more information.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had cash in the amount of $55 and a working capital deficit of $291,780, as compared to cash in the amount of $570 and a net working capital of $40,315 as of December 31, 2009. In addition, our stockholders' equity was $1,206,798 at June 30, 2010, compared to stockholders' equity of $1,688,787 at December 31, 2009.

Our accumulated deficit increased from $25,897,632 at December 31, 2009 to $26,379,621 at June 30, 2010.

Our operations used net cash of $3,094 during the six months ended June 30, 2010, compared to $289,129 during the quarter ended June 30, 2009, a decrease of $286,034.

Our cash from investing activities was $27,169 for the six month period ended June 30, 2010 and $12,881 for the quarter ended June 30, 2009.

Our financing activities provided net cash out of $24,589 during the quarter ended June 30, 2010, compared to net cash of $281,808 during the quarter ended June 30, 2009.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, S. Matthew Schultz, and our Chief Financial Officer, Jason F. Griffith. Mr. Schultz serves as our principal executive officer and Mr. Griffith serves as our principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.







                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Amerigo has signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note is One (1) year. Upon final payment and settlement of the note, the individual will return all shares of stock along with his interest in various programs. The Company has not made the payments per the agreement and the individual has threatened legal action if the payments do not commence immediately.

As of June 30, 2010, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

Date: August 13, 2010

           By: /s/ S. Matthew Schultz        By: /s/ Jason F. Griffith
               ---------------------       --------------------------
               S. Matthew Schultz          Jason F. Griffith
               Chief Executive Officer,    Chief Financial Officer
               and Principal Executive Officerand Principal Accounting Officer