Form 10-Q
period 2010-09-30
AMERIGO ENERGY, INC.
filed 2010-11-22
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2010

                             AMERIGO ENERGY, INC.
                    (Exact name of small business issuer as

                           specified in its charter)


                Delaware                            20-3454263
                ------                              ----------
(State State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation or organization)



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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer[  ]
Accelerated filer[  ]
Non-accelerated filer (Do not check if a smaller reporting company)[  ]
Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

22,805,058 shares of common stock, $0.001 par value, and 500,000 shares of preferred stock, as of October 25, 2010

                               TABLE OF CONTENTS


  ITEM 1. FINANCIAL STATEMENTS.................................................
    CONSOLIDATED BALANCE SHEET.................................................
    CONSOLIDATED STATEMENT OF OPERATIONS.......................................
    STATEMENT OF STOCKHOLDER'S EQUITY..........................................
    CONSOLIDATED STATEMENT OF CASH FLOWS.......................................
    NOTES TO FINANCIAL STATEMENTS..............................................
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............
  ITEM 4. CONTROLS AND PROCEDURES..............................................
PART II - OTHER INFORMATION....................................................
  ITEM 1. LEGAL PROCEEDINGS....................................................
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................
  ITEM 5. OTHER INFORMATION....................................................
  ITEM 6. EXHIBITS.............................................................
SIGNATURES.....................................................................

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET




                                                                  As of             As of
                                                            September 30, 2010 December 31, 2009
                           ASSETS

   Current assets
   Cash                                                               $    304        $     570
   Accounts receivable                                                  99,167           79,456
								      --------         --------
   Total current assets                                                 99,472           80,026

   Other current assets
   Advances to related party                                            81,571           22,107
   Notes receivable - related party                                          -          384,951
   Accrued interest receivable - related party                               -           40,569
								      --------         --------
   Total other current assets                                           81,571          447,627

   Property, plant and equipment
   Leasehold improvements                                               53,371           63,266
   Office equipment, net of depreciation                                 7,785           13,298
   Property and Equipment, net                                          18,369           73,742
   Proved reserves, net of depletion                                   609,576        1,651,961
   Software, net                                                         4,589            5,504
								      --------         --------
   Total property, plant and equipment                                 693,690        1,807,770

   Other Assets
     Investment in GreenStart                                                -           42,236
   Investment in Granite Energy                                         98,053           98,053
     Deposits                                                              950              950
								      --------         --------
   Total other assets                                                   99,003          141,238

   Total assets                                                      $ 973,735       $2,476,661
								     =========	     ==========

   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

   Current liabilities
   Accounts payable and accrued liabilities                          $ 210,435        $ 171,182
   Accounts payable - related party                                    131,164           99,664
   Advances from related parties                                        38,873           39,736
   Payroll liabilities                                                  35,730           96,730
   Judgment payable                                                    120,000                -
								      --------         --------
   Total current liabilities                                           536,203          407,312

   Notes payable - related parties                                     368,904          370,456
   Accrued interest - related parties                                   30,885           10,107
								      --------         --------
   Total liabilities                                                   935,992          787,874

   Stockholders' (deficit)
   Preferred stock (25,000,000 shares authorized
   & 500,000 shares outstanding at 9-30-10 and 12-31-09)                   500                -
   Common stock; $.001 par value; 100,000,000 shares
    authorized; 22,805,058 shares outstanding
   at September 30, 2010 and 22,780,058 at December 31, 2009            33,346           33,321
   Additional paid-in capital                                       28,474,422       28,218,698
   Stock receivable                                                  (665,600)        (665,600)
   Accumulated deficit                                            (27,804,926)     (25,897,632)
								      --------         --------
   Total stockholders' (deficit)                                        37,744        1,688,787
								      --------         --------
   Total liabilities and stockholders' (deficit)                     $ 973,735       $2,476,661
								     =========	     ==========






                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS




                                                       Three Months Ended       Nine Months Ended
                                                      9/30/2010  9/30/2009    9/30/2010   9/30/2009

Revenue
Oil revenues                                          $21,515     $58,829     $109,237    $136,012
Gas revenues                                            6,875      13,062       52,335      37,724
Rental income                                               -       3,390        3,390      10,170
Sale on oil packages                                        -           -            -           -
						     --------	 --------      -------    --------
Total Revenue                                          28,390      75,281      164,963     183,906

Gross Profit                                                                         -      55,419

Operating expenses
Lease operating expenses                               10,221      48,579       94,466     105,217
Consulting expense                                     10,500      14,500       31,500      59,500
Selling, general and administrative                     7,357      18,039       23,583      69,417
Professional fees                                     106,874     133,220      353,041     387,693
Depreciation and amortization expense                   6,699       8,099       22,444      24,296
Depletion expense                                      25,159      96,810       73,884     266,477
						     --------	 --------      -------    --------
Total operating expenses                              166,809     319,246      598,919     912,600
						     --------	 --------      -------    --------

Loss from operations                                (138,419)   (243,965)    (433,957)   (728,693)

Other income (expenses):                                                -
Loss on sale of automobile                                  -           -            -     (1,883)
Loss from rescinded merger                                  -    (14,606)            -    (14,606)
Loss on sale of building                                    -           -     (22,083)           -
Loss on disposal of oil lease                       (816,651)                (816,651)           -
Write off of receivables                            (468,901)           -    (468,901)           -
Interest expense                                      (7,105)     (3,310)     (20,778)     (3,310)
Loss on investment in GreenStart, Inc.                      -           -     (42,236)           -
Interest income                                         5,771       5,656       17,312      35,732
Other income                                                -           -            -          72
Other expense                                               -           -    (120,000)           -
						   ----------	 --------   ----------    --------
Total other income (expenses)                     (1,286,886)    (12,259)  (1,473,337)      16,007
						   ----------	 --------   ----------    --------

Loss before provision for income taxes            (1,425,305)   (256,224)  (1,907,294)   (712,687)

Provision for income taxes

Net loss                                         $(1,425,305)  $(256,224) $(1,907,294)  $(712,687)
						  ===========	=========   ==========   =========

Basic and diluted (loss) per common share              (0.06)      (0.01)       (0.08)      (0.01)
						  ===========	=========   ==========   =========

Basic and diluted weighted average common shares
outstanding                                        22,805,058  21,771,823   22,805,058  21,771,823
						  ===========	=========   ==========   =========


                             AMERIGO ENERGY, INC.
                       STATEMENT OF STOCKHOLDER'S EQUITY


                                                       Additional     Stock            Stock                          Total
                   Common Stock     Preferred Stock    Paid-in        Subscriptions    Subscriptions    Accumulated   Stockholders'
                  Shares   Amount   Shares  Amount     Capital        Receivable       Payable          Deficit       Deficit


Balance,         20,071,235 $30,613    -       -       $25,968,776    $(665,600)       $12,000          $(13,013,896) $12,331,893
                 ========== =======  ======  ======    ===========    ==========       ========         ============= ===========
December 31,
2008

Shares issued    1,567,244   1,567     -       -        1,565,677          -              -                    -        1,567,244
for purchase of
oil interests
(see Note 4)

Adjustment to       -          -       -       -          32,147           -              -                    -           32,147
beginning
balance of
assets purchased

Shares issued       133,344     133    -       -         266,555           -              -                    -          266,688
for purchase of
oil interests -
Justice Heirs

Shares issued     1,008,235   1,008    -       -         385,543           -            (12,000)               -          374,551
for warrants

Net loss            -          -       -       -              -            -              -             ( 12,883,736) (12,883,736)
                 ---------- -------  ------  ------    ----------    ----------       ----------        ------------- ------------

Balance,
December 31,
2009             22,780,058 $33,321    -       -       $28,218,697   $(665,600)           $-             $(25,897,632)  $1,688,787
                 ========== =======  ======  ======    ===========    ==========       ========         ============= ===========


Shares issued        25,000      25    -       -          6,225           -                -                   -           6,250
for purchase of
Kunkel interest

Preferred Stock        -        -     500,000   500      249,500          -                -                   -         250,000
issued to settle
accrued salary

Net loss               -        -      -       -            -             -                -             (1,907,294)  (1,907,294)
                 ---------- -------  ------  ------    ----------    ----------       ----------        ------------- ------------

Balance,
September 30,
2010             22,805,058 $33,346  500,000   500     $28,474,422   $(665,600)           $-            $(27,804,926)    $37,744
                 ========== =======  ======  ======    ===========    ==========       ========         ============= ===========





                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Nine months ended Nine months ended
                                                            September 30, 2010September 30, 2009
Cash flows from operating activities:
Net loss                                                           (1,907,294)        $(256,224)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Loss on sale of building                                                22,083
Loss on Disposal of Oil Leases                                         812,051
Write off of Bad Debts                                                 437,061
Impairment of oil investment in GreenStart                              42,236        $     -
Changes in operating assets and liabilities:
Increase in accounts receivable                                       (19,711)          (23,067)
Increase in note receivable and interest due from GreenStart           (5,771)          (28,414)
Increase in note receivable and interest                                     -          (20,016)
Depletion, depreciation and amortization                                96,328           185,864
(Increase) / decrease in advances and bank receivables                       -            32,150
Increase / (decrease) in accounts payable                               39,253             7,583
Increase / (decrease) in accounts payable - related party               31,500            32,170
Increase / (decrease) in  short term note payable                      120,000                 -
Increase / (decrease) in accrued payroll                               189,000          (18,936)
								     ---------	       ---------

Net cash used by operating activities                               $(143,264)         $(88,890)


Cash flows from investing activities:
Sale of office building                                                $27,169
Disposal of Oil Leases                                                $162,700
Purchase of oil and gas interests                                            -            12,881
								     ---------	       ---------

Net cash used by investing activities                                 $189,869           $12,881

Cash flows from financing activities:
Loan to (from) related party                                         $(46,871)          (63,808)
Increase in stock payable                                                    -           345,616
								     ---------	       ---------
Net cash provided by financing activities                            $(46,871)          $281,808
								     ---------	       ---------

Net increase in cash                                                     (266)           205,800

Cash, beginning of period                                                  570             1,300
								     ---------	       ---------

Cash, end of period                                                       $304          $207,100
								     =========	       =========




                             AMERIGO ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Description  of  Business  and  History  -  Amerigo  Energy,  Inc.,  a Delaware
corporation ("AGOE" or the "Company"), formerly named Strategic Gaming Investments, Inc., was incorporated in 1973. Prior to August 2008, the Company was involved in various businesses, none of which were successful.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2009 and the quarter ended September 30, 2010.

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

On December 31, 2009, the Company recognized an impairment loss on the book value of the building it owns in the amount of $45,000. The carrying value subsequent to impairment is $56,100, net of accumulated depreciation. The building was sold during the nine months ended September 30, 2010.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements at December 31, 2009 and September, 30, 2010; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

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

On August 14, 2009, the Company completed the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The Justice leases are located in Archer County, Texas. The Company acquired thirty three and 43/100 percent (33.43%) net revenue interests
(NRI) and forty one and 67/100 percent (41.67%) working interests (WI) in the Justice Heirs leases from various entities or individuals.

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


DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010:

During the 9 months ended September 30, 2010, the Company received notice that a building of ours was a part of a lawsuit for past due property taxes, in the amount of $54,827. Due to complications in paperwork and transfer of ownership, the Company was not the party being named in the lawsuit. Subsequently, the Company had been notified that the building had a lien placed on it and was sold at an auction. The Company's building was auctioned for $27,168 this amount went towards the back taxes of the previous owner. The Company has notified the previous owner that a receivable for $27,168 was recorded on the Company's books. The terms of this receivable have not been negotiated yet. The Company also had to record a loss in the amount of $22,083 on the building. Additionally, when funds are available the Company intends on hiring an attorney to attempt to be refunded the money from the county for unlawful sale of our property.

During the 9 months ended September 30, 2010, the Company sold two of its oil leases. The value of the properties had declined due to equipment issues, as well as strained relationships with vendors and pumpers in the area. After searching and consulting with many advisors it was determined to be in the best interest of the company to sell the leases. The company did not have the financial resources to provide the workovers and improvements required to keep the leases going. One lease was sold for $62,700. The book value of the lease was $627,828, net of depreciation $38,892. The Company recorded a loss of $565,128 on the sale of the lease. The second lease sold for $112,500, $31,350 of this sale price went directly to pay the remainder of the property taxes owed related to the previous owner. This amount was recorded as a receivable from the previous owner. The book value of this lease was $340,673, net of $27,829 depreciation. The Company recorded a loss of $251,523 on the sale of the lease.


NOTE 4 - NOTES PAYABLE

As of September 30, 2010, as discussed in Note 3, the Company has issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases. The obligations were to be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of September 30, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $30,885. Since the leases in question were sold, the company has agreed to require the payments come from our other oil leases to satisfy these notes and to have the notes secured by the other assets of the company.

NOTE 5 - JUDGMENT PAYABLE

The company entered into a settlement agreement to pay $120,000 to an individual for his interest in certain oil and gas leases. This note was payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the first of each month. The company was unable to meet the payment deadlines set forth and the individual has converted the notes payable into a judgment payable. The company is unsure of the outcome of this transaction as the company does not have the resources to settle this liability with cash. The company may be forced to settle the judgment with other assets of the company.

NOTE 6 - STOCKHOLDERS' EQUITY

As of September 30, 2010, there were 22,805,058 shares of common stock outstanding and 500,000 preferred shares outstanding.

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

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010, THE COMPANY ISSUED COMMON AND PREFERRED STOCK AS FOLLOWS:

COMMON STOCK

During the nine months ended September 30, 2010, the company issued 25,000 shares of our Company Common Stock at $0.25 per share in exchange for the purchase of oil interest.

PREFERRED STOCK

During the nine months ended September 30, 2010, the company issued 500,000 shares of our Company Preferred Stock to settle $250,000 worth of salary payable. This preferred stock carries a voting power of 250 times the amount per common share.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company holds $384,951 in notes receivable from GreenStart, Inc., in which the Company is a shareholder. $356,820 of the note was sold to the Company from Granite Energy as part of the reorganization on October 31, 2008. This asset is due on demand and accrues interest at 6% annually. The accrued interest receivable on this loan totaled $57,880. As of September 30, 2010 the company decided it was in the best interest of the company to write off this receivable. The company does believe the amount is still owed and will continue their efforts to collect it, but due to the financial position of GreenStart, Inc. the likelihood of collection forced the company to remove the asset from our balance sheet.

As of September 30, 2010, the Company had $35,730 in accrued payroll payable to the Company's current and former officers.

On September 15, 2010 the company settled $250,000 of salary payable with the Chief Financial Officer and Chief Executive Officer. This amount was settled with 500,000 shares Preferred Stock of the company. This Preferred Stock carries a voting power of 250 times the amount per Common Share.

On September 15, 2010 the CEO reduced his salary to $6,000 per month due to the reduced assets of the company as well as to reduce the company overhead.

During the 3 months ended September 30, 2010, the Company wrote off a related party receivable in the amount of $26,069. Management reviewed the ability to collect the amounts owed from the related party and determined that the related party was unable to pay.

As of September 30, 2010, the Company has $57,856 in liabilities due to a firm controlled by the Company's Chief Executive Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm and its personnel have been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other administrative tasks. The Company owed the firm $131,164 as of September 30, 2010 which is included as part of Accounts payable - related party in the accompanying financial statements.

As of September 30, 2010, as discussed in Note 3 and Note 4, the Company has issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations were to be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount was not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of September 30, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $30,885. A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO. A material relationship also exists between Peachtree Consultants, LLC and the Company in that it is managed by a firm owned by the CEO/CFO, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company.

NOTE 8 - DEFERRED INCOME TAX

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

NOTE 10 - SUBSEQUENT EVENTS

The company has evaluated subsequent events through November 10, 2010, the date which the financial statements were available to be issued. The company has determined that, other than disclosed below, there were no other event that warranted disclosure or recognition in the financial statements.


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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the 3 months ending September 30, 2010, the Company generated $28,390 in revenues from royalties on producing oil and gas properties. For the 3 months ending September 30, 2009, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $71,891.

For the 9 months ending September 30, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $161,573. For the 9 months ending September 30, 2009, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $173,736.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the 3 months ended September 30, 2010 totaled $10,221 as compared to $48,579 for the 3 months ended September 30, 2009. The decrease is directly related to the sale of leases during the period.

Consulting - Consulting expenses were $10,500 for the 3 months ended September 30, 2010 as compared to $14,500 for the 3 months ended September 30, 2009. The decrease of $4,000 was related to the decrease in monthly fees for services performed by a company controlled by our chief financial officer.

General and Administrative - General and administrative expenses were $7,357 for the 3 months ended September 30, 2010, compared to $18,039 for the 3 months ended September 30, 2009, representing an decrease of $10,682. The decrease in general and administrative expense reflects the decrease in rent, travel, and other expenditures during the period.

Professional Fees - Professional fees for the 3 months ended September 30, 2010 were $106,874 as compared to $133,220 for the 3 months ended September 30, 2009. The decrease was related to the decrease in the use of consultants in addition to filing fees and associated filings that took place during the previous year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expense was $6,699 for the 3 months ended September 30, 2010. Depreciation and amortization was $8,099 during the 3 months ended September 30, 2009. This difference is related to the loss of the building. The depletion expense for the 3 months ended September 30, 2010 was $25,159 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $96,810 in depletion expenses for the 3 months ended September 30, 2009. The decrease is directly related to the impairment of the value of the assets during the last fiscal year, which adjusted the book value off of which depletion is calculated. It is also related to the sale of leases during the quarter.

Lease Operating - Lease operating expense for the 9 months ended September 30, 2010 totaled $94,466 as compared to $105,217 for the 9 months ended September 30, 2009. The decrease is directly related to the sale of producing leases during the period.

Consulting- Consulting expenses were $31,500 for the 9 months ended September 30, 2010 as compared to $59,500 for the 9 months ended September 30, 2009. The decrease of $28,000 was related to the decrease in monthly fees for services performed by a company controlled by our chief financial officer.

General and Administrative - General and administrative expenses were $23,583 for the 9 months ended September 30, 2010, compared to $69,417 for the 9 months ended September 30, 2009, representing an decrease of $45,834. The decrease in general and administrative expense reflects the decrease in rent, travel, and other expenditures during the period.

Professional Fees - Professional fees for the 9 months ended September 30, 2010 were $353,041 as compared to $387,693 for the 9 months ended September 30, 2009. The decrease was related to the decrease in the use of consultants in addition to filing fees and associated filings that took place during the previous year.

Depreciation, Amortization, and Depletion - Depreciation and amortization expense was $22,444 for the 9 months ended September 30, 2010. Depreciation and amortization was $24,296 during the 9 months ended September 30, 2009. This difference is related to the loss of the building during the previous quarter. The depletion expense for the 9 months ended September 30, 2010 was $73,884 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $266,477 in depletion expenses for the 9 months ended September 30, 2009. The decrease is directly related to the impairment of the value of the assets during the last fiscal year, which adjusted the book value off of which depletion is calculated. It is also related to the sale of leases during the quarter.

OTHER INCOME AND EXPENSES

During the 3 months ended September 30, 2010, interest income was $5,771, compared to $5,656 during the 3 months ended September 30, 2009, representing an increase of $115. The increase relates to the accrued interest on the $384,951 note receivable from a related party. See Note 7 for further information on the related party note receivable.

During the 3 months ended September 30, 2010, interest expense was $7,105, compared to $3,310 during the 3 months ended September 30, 2009, representing and increase of $3,795. The increase relates to the accrued interest on the $368,904 note payable to a related party. See notes 3, 4, and 7 for further information on the related party note payable.

During the 3 months ended September 30, 2010, the Company sold two of its oil leases and had to record losses. The Company recorded a loss of $251,523 on the sale of the Kunkel Lease and the company recorded a loss of $565,128 on the sale of the Justice Heirs Lease. The total loss recorded on the sale of leases was $816,651.

During the 3 months ended September 30, 2010, the Company wrote off a related party receivable in the amount of $26,069. Management reviewed the ability to collect the amounts owed from the related party and determined that the related party was unable to pay.

During the 9 months ended September 30, 2010, interest income was $17,312, compared to $35,732 during the 9 months ended September 30, 2009, representing a decrease of $18,420. The decrease relates to the accrued interest on the $384,951 note receivable from a related party. See Note 7 for further information on the related party note payable.

During the 9 months ended September 30, 2010, interest expense was $20,778, compared to $3,310 during the 9 months ended September 30, 2009, representing and increase of $17,468. The increase relates to the accrued interest on the $368,904 note payable to a related party. See notes 3, 4, and 6 for further information on the related party note payable.

During the 9 months ended September 30, 2010, the Company lost its building due to the back taxes of its previous owner and had to record a loss in the amount of $22,083.

During the 9 months ended September 30, 2010, the Company sold two of its oil leases and had to record losses. The Company recorded a loss of $251,523 on the sale of the Kunkel Lease and the company recorded a loss of $565,128 on the sale of the Justice Heirs Lease. The total loss recorded on the sale of leases was $816,651.

During the 9 months ended September 30, 2010, the Company wrote off a related party receivable in the amount of $26,069. Management reviewed the ability to collect the amounts owed from the related party and determined that the related party was unable to pay.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

The Company realized a net loss of $982,473 for the 3 months ending September 30, 2010. This is compared to a net loss of $12,259 for the 3 months ended September 30, 2009, an increase of $970,214. The increase in net loss is directly attributable to the losses recorded for the sale of the oil leases and the decrease in revenues due to those sales.

The Company realized a net loss of $1,464,462 for the 9 months ending September 30, 2010. This is compared to a net loss of $712,687 for the 9 months ended September 30, 2009, an increase of $751,775. The increase in net loss is directly attributable to the losses recorded for the sale of the oil leases and the decrease in revenues due to those sales.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash in the amount of $304 and a working capital deficit of $436,731, as compared to cash in the amount of $570 and a working capital deficit of $327,286 as of December 31, 2009. In addition, our stockholders' equity was $37,744 at September 30, 2010, compared to stockholders' equity of $1,688,787 at December 31, 2009.

Our accumulated deficit increased from $25,897,632 at December 31, 2009 to $27,804,925 at September 30, 2010.

Our operations used net cash of $143,264 during the nine months ended September 30, 2010, compared to $88,890 during the nine months ended September 30, 2009, a increase of $54,374.

Our cash from investing activities was $189,869 for the nine months ended September 30, 2010 and $12,881 for the nine months ended September 30, 2009.

Our financing activities used net cash of $46,871 during the nine months ended September 30, 2010, compared to net cash of $281,808 during the nine months ended September 30, 2009.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our chief executive officer, Jason
F. Griffith. Mr. Griffith serves as our principal executive officer, principal accounting and financial officer.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.







                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Amerigo has signed an agreement with an individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note is One (1) year. Upon final payment and settlement of the note, the individual will return all shares of stock along with his interest in various programs. As of the date of this filing, no payments have been made on this note payable. The individual has converted the note payable into a judgment payable. The company is unsure of the outcome of this transaction as the company does not have the resources to settle this liability with cash so the company may be forced to settle the judgment with other assets of the company.

As of September 30, 2010, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

As of August 16, 2010 S. Matthew Schultz resigned as Chief Executive Officer of the company. Jason F. Griffith was appointed as the new Chief Executive Officer.

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

Date: November 18, 2010

           By: /s/ Jason F. Griffith
               ---------------------
               Jason F. Griffith
               Chief Executive Officer,
               and Chief Financial Officer