Form 10-K
period 2010-12-31
AMERIGO ENERGY, INC.
filed 2011-04-15
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2010

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


                           2580 Anthem Village Drive
                              Henderson, NV 89052
		----------------------------------------------
                    (Address of principal executive offices)

                                (702) 399-9777

		----------------------------------------------
                          (Issuer's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ({section} 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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


ITEM 1. DESCRIPTION OF BUSINESS................................................
ITEM 1A. RISK FACTORS..........................................................
ITEM 2. DESCRIPTION OF PROPERTY................................................
ITEM 3. LEGAL PROCEEDINGS......................................................
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................
PART II........................................................................
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............
ITEM 6. SELECTED FINANCIAL DATA................................................
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS...................................................
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A(T). CONTROLS AND PROCEDURES............................................
ITEM 9B. OTHER INFORMATION.....................................................
PART III.......................................................................
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE...............
ITEM 11. EXECUTIVE COMPENSATION................................................
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES................................
PART IV........................................................................
ITEM 15. EXHIBITS..............................................................




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

DEVELOPMENT RESERVES of crude oil, natural gas, or natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered Development if economic producibility is supported by either actual production or conclusive formation tests or if core analysis and/or log interpretation demonstrates economic producibility with reasonable certainty. The area of a reservoir considered development includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and
(2) the immediately adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower development limit of the reservoir.

Development reserves are estimates of hydrocarbons to be recovered from a given data forward. They are expected to be revised as hydrocarbons are produced and additional data become available.

Reserves that can produced economically through the application of established improved recovery techniques are included in the development classification when these qualifications are met: (1) successful testing by a pilot project, or the operation of an installed program in that reservoir, provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Estimates of development reserves do not include the following: (1) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (2) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (3) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (4) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

DEVELOPMENT RESERVES A subcategory of development reserves. They are those reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are considered developed only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

The Amerigo Energy's business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company has been forced to reconsider its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company's books as well as looking to diversify the investment holdings.

Our wholly-owned subsidiary, Amerigo, Inc., incorporated in Nevada on January 11, 2008, holds certain assets, including oil lease interests, computers, software, telephone system, small office equipment, machinery, and furniture.

GENERAL DISCUSSION OF OPERATIONS

EMPLOYEES AND CONSULTANTS

The Company currently has no employees. We contract the services of consultants in the various areas of expertise, as required. Jason F. Griffith, Chief Executive Officer of the Company, and Chief Financial Officer of the Company, currently devotes no more than 50% of his time to the operations of the Company.

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

The Company's website address is http://www.amerigoenergy.com; however, the site has recently come down and is being revamped to account for the updates to the company's business plan.

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

We Have a History

Since Amerigo Energy's inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2010 and December 31, 2009 we incurred net losses of $923,476 and $3,108,944, respectively. Our accumulated deficit as of December 31, 2010 was $28,731,309. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy's lack of current business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

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

"Going Concern" Qualification

As a result of Amerigo Energy's deficiency in working capital at December 31, 2010 and other factors, Amerigo Energy's auditors have stated in their report that there is substantial doubt about Amerigo Energy's ability to continue as a going concern. In addition, Amerigo Energy's cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Amerigo Energy be unable to continue existence.

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

As a public company the Company will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2011, to attest to our assessment of our internal control over financial reporting.

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

All information related to the oil and gas interests held by the Company that can be reasonably obtained has been disclosed in this filing. There have not been any reserve studies performed on the interests we hold as of the date of this filing due to the fact that it would be cost ineffective due to the materiality of the production on the interests as well as our lack of majority interest in the leases.

OIL PRODUCING PROPERTIES

WEST BURKE

The West Burke lease consists of 115.27 acres of land. The lease has a total of 7 wells, with 5 pumping wells and 2 injection wells. The lease is located in Wichita County, Texas

The Company acquired a 18.49% working interest and 13.78% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, in December of 2008 and 1st quarter of 2009, the Company acquired an additional 13.93% and 9.11% working interest and 10.38% and 6.79% net revenue interest, respectfully, with the issuance of our Common Stock.

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

As of December 31, 2010, the Company holds a 41.54% total working interest and 30.95% net revenue interest in West Burke.

During the year ended December 2010, the lease produced a total of 668 barrels of oil at an average price of $77.28 per barrel for the year ended December 31, 2010. Net revenues of $0 have been recognized from revenues of $15,257.06 net of lease operating expenses in the same amount.

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

During the year ended December 2010, the lease produced a total of 2,060 barrels of oil at an average price of $74.94 per barrel for the year ended December 31, 2010. Net revenues of $2,276 have been recognized from revenues of $6,998 net of lease operating expenses in the amount of $4,722. No impairment has been determined necessary for the Phillips B leases as of December 31, 2010.


OIL AND GAS PRODUCING PROPERTIES

MELISSA HENSLEY (GOLDFINCH 1)

The Melissa Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 27.96% working interest and 20.97% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock. In the year ended December 31, 2009, the Company acquired an additional 5.48% working interest and 4.11% net revenue interest with the issuance of our Common Stock.

As of December 31, 2010, the Company holds a 59.58% total working interest and 44.68% net revenue interest in the Melissa Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 10,936 MCF's of gas at an average price of $3.57 per MCF, and 266 barrels of oil at an average price of $57.10 per barrel. This resulted in estimated revenue of $34,372.07 and estimated lease operating expenses of $21,441 for a net estimated revenue to the Company of $12,932.

During the year ended December 2010, the lease produced a total of 22,059 MCF's of gas at an average price of $4.54 per MCF, and 732 barrels of oil at an average price of $73.08 per barrel. This resulted in estimated revenue of $59,640 and estimated lease operating expenses of $29,670 for a net estimated revenue to the Company of $29,970.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $51,691 and $54,610, respectively.

DJ HANKS (GOLDFINCH 4)

The DJ Hanks well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 5.27% working interest and 3.95% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 43.08% working interest and 32.31% net revenue interest with the issuance of our Common Stock. In 2010, the company purchased 3.20% working interest in the Kunkel Lease from an investor by giving the investor 10% working interest in the DJ Hanks Lease.

As of December 31, 2010, the Company holds a 38.35% total working interest and 28.76% net revenue interest in the DJ Hanks lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 2,456 MCF's of gas at an average price of $5.39 per MCF, and 527 barrels of oil at an average price of $55.54 per barrel. This resulted in estimated revenue of $22,558 and estimated lease operating expenses of $5,546 for a net estimated revenue to the Company of $17,012.

During the year ended December 2010, the lease produced a total of 4,576 MCF's of gas at an average price of $7.56 per MCF, and 1,071 barrels of oil at an average price of $74.14 per barrel. This resulted in revenue of $24,666 and lease operating expenses of $7,387 for a net revenue to the Company of $17,279.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $52,720 and $55,688, respectively.

RICHARD HENSLEY (GOLDFINCH 2)

The Richard Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 19.55% working interest and 14.66% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 32.52% working interest and 24.39% net revenue interest with the issuance of our Common Stock.

As of December 31, 2010, the Company holds a 52.07% total working interest and 39.05% net revenue interest in the Richard Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 150 MCF's of gas at an average price of $3.58 per MCF. This resulted in estimated revenue of $450 and estimated lease operating expenses of $6,028 for a net estimated expense to the Company of $5,578.

During the year ended December 2010, the lease produced a total of 55.28 MCF's of gas at an average price of $4.68 per MCF, This resulted in estimated revenue of $84 and estimated lease operating expenses of $7,919 for a net loss to the Company of $7,835.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $0 and $0, respectively.

BROOKS HENSLEY (GOLDFINCH 3)

The Brooks Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 49.58% working interest and 37.23% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 12.31% working interest and 9.23% net revenue interest with the issuance of our Common Stock.

As of December 31, 2009, the Company holds a 61.89% total working interest and 46.42% net revenue interest in the Brooks Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 3,034 MCF's of gas at an average price of $3.88 per MCF, and 266 barrels of oil at an average price of $54.10 per barrel. This resulted in estimated revenue of $9,281 and estimated lease operating expenses of $8,963 for a net estimated revenue to the Company of $318.

During the year ended December 2010, the lease produced a total of 5,695 MCF's of gas at an average price of $5.10 per MCF, and 176 barrels of oil at an average price of $68.96 per barrel. This resulted in revenue of $12,669 and lease operating expenses of $16,589 for a net loss to the Company of $3,920.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $47,848 and $50,573, respectively.


EXPLORATORY LEASES AND PROPERTY

As of December 31, 2009 and 2010, due to lack of production, reserve studies, or potential in the near term of development, all exploratory lease interests listed below were impaired to zero percent of their book value.

JJ YOUNG

The Company acquired a 100% working interest and 76.25% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. The JJ Young lease currently does not have any wells on the lease. The Company is currently evaluating the costs and requirements to drill on this lease.

In October 2009, the Company's agreement for the JJ Young lease expired because the length of time outlined in the agreement had passed in which the Company has to drill on the lease. The asset was written off the Company's books and an impairment loss of $60,000 was recognized in 2008.

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

As of December 31, 2009 and 2010, the Company holds a 60.58% total working interest and 45.46% net revenue interest in the Tigershark lease.

OTHER EXPLORATORY LEASES

In December of 2008 and 2009, the Company acquired a working interest and net revenue interest with the issuance of our Common Stock. The Exploratory leases that were acquired as part of these conversions were Evergreen 1, Roadrunner, Southgold 1 (Tony), Southgold 2, Southgold 3, and name pending - Escavada.


ITEM 3. LEGAL PROCEEDINGS

Amerigo has signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. The Company is offered a prepayment discount if the Company pays $100,000 on or before Tuesday, June 1, 2010. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individually holds of Granite Energy and Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest). During 2010, the individual sold his interest in the Kunkel lease. The company has not kept current with the agreement and the individuals promissory note has now been escalated to a judgment against the company. As of the date of this filing, terms of settling the judgment have not been resolved.

As of December 31, 2010, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to the Company's security holders during the fourth quarter of 2010.



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


                                       		COMMON STOCK
                                        	High  	Low
FISCAL YEAR ENDED DECEMBER 31, 2009:
Fiscal Quarter Ended March 31, 2009     	10.01	10.01
Fiscal Quarter Ended June 30, 2009      	10.01	10.01
Fiscal Quarter Ended September 30, 2009 	10.01	10.01
Fiscal Quarter Ended December 31, 2009  	10.01	10.01

FISCAL YEAR ENDED DECEMBER 31, 2010:
Fiscal Quarter Ended March 31, 2010      	 1.00 	 1.00
Fiscal Quarter Ended June 30, 2010       	 3.25 	 0.05
Fiscal Quarter Ended September 30, 2010  	 0.25 	 0.04
Fiscal Quarter Ended December 31, 2010   	 0.25 	 0.04

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

Preferred Stock. As of December 31, 2010, there were 500,000 preferred shares issued and outstanding. Preferred stockholders are entitled to 250 votes per 1 share of preferred stock. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

The stock transfer agent for the Company is Empire Stock, located at 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is (702) 818-5898.

HOLDERS

On December 31, 2010, there were approximately 378 holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there are additional beneficial holders which have not converted their stock.


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

On December 31, 2009 the Company issued 1,008,235 shares of our Company Common Stock as part of the exercise of warrants that were exercised in 2008.

During 2010, the company issued 25,000 shares of stock for the purchase of an interest in an oil lease.

During 2010, the company also issued 500,000 shares of preferred stock in order to settle $250,000 worth of debts on the company books.

During 2011, the company has issued (or agreements to issue) 6,140,553 shares of stock to settle $446,795 in debts on the company books and after services rendered.

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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended December 31, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $116,078. For the period ended December 31, 2009, the Company recognized $183,023 in revenues from royalties on producing oil and gas properties and had $13,560 in revenue from rental income.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the year ended December 31, 2010 totaled $130,878 as compared to $153,230 for the prior year. During 2010 the company sold one of its leases which is why there was a decrease in expenses for the year.

Consulting- Consulting expenses were $42,000 for the year ended December 31, 2010 as compared to $70,000 for the year ended December 31, 2009. The decrease of $28,000 was primarily related to the renegotiation of consulting fees for accounting work.

General and Administrative - General and administrative expenses were $18,938 for the year ended December 31, 2010, compared to $71,885 for the year ended December 31, 2009, representing a decrease of $52,947. The decrease in general and administrative expense reflects the focus on leaning certain expenses since the reorganization on October 31, 2008.

Professional Fees - Professional fees for the year ended December 31, 2010 were $406,816 as compared to $498,451 for the period ended December 31, 2009. The decrease was related to the decrease in consulting fees that are part of the consulting agreement with the Chief Executive Officer of the Company.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the fixed assets was $29,143 for the year ended December 31, 2010. The depletion expense for the year ended December 31, 2010 was $19,378 and was calculated based on an estimate using the straight line method over the estimated lives of the development interests until production studies have been completed on the recently acquired oil and gas properties. There was $32,394 in depreciation and amortization, and $20,865 in depletion for the year ended December 31, 2009. The decrease is related to writing down the leases to their true values at December 31, 2009.

OTHER INCOME AND EXPENSES

During the twelve months ended December 31, 2010 and 2009 the company had no interest income.

A loss was recognized on the impairment and sale of assets during the year ended December 31, 2010. The assets were auctioned by the taxing authorities for back taxes owed by Granite Energy, Inc. the company Amerigo purchased the assets from in 2008. Additionally, in June of 2010, a building with a book value of $58,133 was auctioned for $27,168 and a loss on the auction of the asset was recognized in the amount of $22,083. In December of 2010, the Company wrote down $526,345.22 in assets acquired from Granite Energy in the purchase contract dated in 2008.

The company accrued $27,929 and $10,107 in interest expense for years ended December 31, 2010 and 2009 respectively. The increase is related to the related party note payables that were part f the Justice Lease purchase.

The company recognized a loss of $42,236 on their investment in Greenstart Energy. The company determined that the investment was not recorded at it's true value.

During  the  year  ended  December  31,  2010  the  company   entered   into  a
legal/settlement expense with an individual that was suing. See note 5.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $923,476 for the year ended December 31, 2010, compared to a net loss of $3,108,944 for the year ended December 31, 2009, a decrease of $2,185,468. The decrease in net loss is attributable to the writedown of assets (impairments) which took place in 2009 in a loss related to the sale of an oil and gas asset an increase in operating expenses and the impairment of .


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had cash in the amount of $372, and a working capital deficit of $537,796, as compared to cash in the amount of $570 and a working capital deficit of $346,663 as of December 31, 2009. In addition, our stockholders' deficit was $770,640 at December 31, 2010, compared to stockholders' equity of $103,414 at December 31, 2009.

Our accumulated deficit increased from $13,013,897 at December 31, 2008 to $25,897,632 at December 31, 2009.

Our operations used net cash of $262,478 during the year ended December 31, 2009, compared to $73,724 during the year ended December 31, 2008, a increase of $188,753.

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


ITEM 8. FINANCIAL STATEMENTS

INSERT AUDIT REPORT




                                    BALANCE SHEETS
				         AS OF
				DECEMBER 31, 2010 AND 2009
					AUDITED


                                                                                                 As of              As of
                                                                                           December 31, 2010  December 31, 2009
Current assets
Cash                                                                                               $     372        $     570
Accounts receivable                                                                                   12,416           17,688
												   ---------	    ---------
Total current assets                                                                                  12,788           18,258

Other current assets
Advances to related party                                                                              5,455           38,891
												   ---------	    ---------
Total other current assets                                                                             5,455           38,891

Property, plant and equipment
Leasehold improvements                                                                                     -           63,266
Office equipment, net of depreciation                                                                      -           13,298
Property and Equipment, net                                                                           17,111           73,742
Development wells, net of depletion                                                                  151,749          424,816
Software, net                                                                                          4,284            5,504
												   ---------	    ---------
Total property, plant and equipment                                                                  173,145          580,625

Other Assets
  Investment in GreenStart                                                                                 -           42,236
  Deposits                                                                                               950              950
												   ---------	    ---------
Total other assets                                                                                       950          141,238

Total assets                                                                                       $ 192,338        $ 680,960
												   =========	    =========

Current liabilities
Accounts payable and accrued liabilities                                                           $ 199,522        $ 167,682
Accounts payable - related party                                                                     141,664           99,664
Advances from related parties                                                                         38,873           39,736
Payroll liabilities                                                                                   55,980           96,730
Judgement payable                                                                                    120,000                -
												   ---------	    ---------
Total current liabilities                                                                            556,039          403,812

Long-term liabilities
Notes payable - related parties                                                                      368,904          370,456
Accrued interest - related parties                                                                    38,036           10,107
												   ---------	    ---------
Total liabilities                                                                                    962,979          787,874

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at December 31, 2010 and December 31, 2009)                                 500                -
Common stock; $.001 par value; 100,000,000 shares authorized; 22,805,058 shares outstanding
at December 31, 2010 and 22,780,058 at December 31, 2009                                              33,346           33,321
Additional paid-in capital                                                                        27,926,823       27,671,098
Accumulated deficit                                                                             (28,731,309)     (27,807,833)
												   ---------	    ---------
Total stockholders' (deficit)                                                                      (770,640)        (103,414)
												   ---------	    ---------
Total liabilities and stockholders' (deficit)                                                      $ 192,339        $ 680,960
												   =========	    =========

The accompanying notes to the financials should be read in conjunction with these financial statements.




                                   INCOME STATEMENTS
				FOR THE YEARS ENDED
				DECEMBER 31, 2010 AND 2009
					AUDITED



                                                       Years Ended
                                                  12-31-2010   12-31-2009

Revenue
Oil revenues                                         116,078      183,023
Gas revenues                                          56,957       33,857
Rental income                                          3,390       13,560
						   ---------     --------
Total Revenue                                        176,425      230,441

Operating expenses
Lease operating expenses                             130,878      153,230
Consulting expense                                    42,000       70,000
Selling, general and administrative                   18,938       71,885
Professional fees                                    406,816      498,451
Depreciation and amortization expense                 29,143       32,394
Depletion expense                                     19,378       20,865
						   ---------     --------
Total operating expenses                             647,154      846,825
						   ---------     --------
Loss from operations                               (470,729)    (616,385)

Other income (expenses):
Loss on sale of automobile                                 -      (1,883)
Loss from rescinded merger                                 -     (14,606)
Loss on sale of building                            (22,083)            -
Loss on disposal of oil lease                      (101,839)            -
Gain on Sale of Ray Lease                                  -       15,000
Interest expense                                    (27,929)     (10,107)
Loss on investment in GreenStart, Inc.              (42,236)            -
Loss on investment in South Texas Oil                      -    (192,000)
Bad Debt Expense                                    (56,572)
Impairment of building                                     -     (45,000)
Impairment of assets from Granite Energy, Inc.      (56,019)    (337,134)
Write off of assets/Loss on sale of assets          (26,069)     (98,053)
Other income                                               -           72
Other expense                                      (120,000)     (26,002)
						   ---------     --------
Total other income (expenses)                      (452,747)  (2,492,560)
						   ---------     --------
Loss before provision for income taxes             (923,476)  (3,108,944)

Provision for income taxes                                 -            -
						   ---------     --------
Net loss                                          $(923,476) $(3,108,944)

Basic and diluted (loss) per common share             (0.04)       (0.01)

Basic and diluted weighted average common shares
outstanding                                       22,805,058   21,771,823


The accompanying notes to the financials should be read in conjunction with these financial statements.


                              STATEMENT OF STOCKHOLDERS EQUITY
				FOR THE YEARS ENDED
				DECEMBER 31, 2010 AND 2009
					AUDITED


								 	Additional 	Stock 		 Total
					 Common Stock 	 Pref Stock 	 Paid-in 	Subscriptions 	 Accumulated 	Stockholders'
					 Shares  Amount  Shares Amount   Capital	Payable	 	 Deficit	Deficit


Balance, December 31, 2008            20,124,776   $30,666             $25,436,666    $12,000    	$(24,698,888)	$(780,443)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------
Shares  issued  for  purchase  of  oil 1,513,703     1,514               1,550,187                                      1,550,187
interests (see Note 4)

Adjustment  to  beginning  balance  of                                   32,147                                           32,147
assets purchased

Shares  issued  for  purchase  of  oil   133,344       133               266,555                                         266,555
interests - Justice Heirs

Shares issued for warrants             1,008,235     1,008                 385,543   (12,000)           $-               374,551

Net loss                                       -        -                       -        -               (3,108,945)   (3,108,945)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------
Balance, December 31, 2009            22,780,058   $33,321             $27,671,098       $-             $(27,807,833) $  (103,414)


Shares  issued  for purchase of Kunkel    25,000        25                   6,225                                        6,250
interest

Preferred  Stock  issued   to   settle                  500,000  500        249,500                                      250,000
accrued salary

Net loss                                       -      -                       -         -  		    (923,476)   (923,476)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------
Balance, December 31, 2010            22,805,058   $33,346 500,000  500 $27,926,823    	-		 $(28,731,308) $(770,640)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------


The accompanying notes to the financials should be read in conjunction with these financial statements.



				STATEMENT OF CASH FLOWS
				FOR THE YEARS ENDED
				DECEMBER 31, 2010 AND 2009
					AUDITED




                                                                         Year ended         Year ended
                                                                      December 31, 2009   December 31, 2010
Cash flows from operating activities:
Net loss                                                                 $(3,108,944)       $(923,476)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock issued for services / settle debt                                           -          250,000
Stock issued to purchase assets                                            2,237,087               -
Impairment of assets                                                              -           42,236
Judgment payable                                                                  -          120,000
Changes in operating assets and liabilities:
Increase in accounts receivable                                              (13,321)          5,272
Increase in note receivable and interest                                     386,590               -
Depletion, depreciation and amortization                                      53,259          48,521
Increase / (decrease) in accounts payable                                     66,587          31,840
Increase / (decrease) in accounts payable - related party                     (6,143)         42,000
Increase / (decrease) in advances from related parties                         1,375            (862)
Increase / (decrease) in accrued payroll                                      26,064         (40,750)
									-------------     ------------
Net cash used by operating activities                                      $(357,446)       $(425,220)

Cash flows from investing activities:
Purchase of oil and gas interests                                           (21,335)          365,207
									-------------     ------------
Net cash used by investing activities                                      $(21,335)         $365,207

Cash flows from financing activities:
Loan to (from) related party                                                390,051           59,813
Increase in stock payable                                                   (12,000)               -
									-------------     ------------
Net cash provided by financing activities                                  $378,051          $59,813

Net increase in cash                                                          (729)            (199)
									-------------     ------------
Cash, beginning of period                                                    1,300              571
									-------------     ------------
Cash, end of period                                                          $571             $372
									=============     ============


The accompanying notes to the financials should be read in conjunction with these financial statements.


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

The Amerigo Energy's business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company has been forced to reconsider its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company's books as well as looking to diversify the investment holdings.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2010 and the year ended December 31, 2009.

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

OIL AND GAS PRODUCING ACTIVITIES

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Exploration costs such as exploratory geological and geophysical costs and delay rentals are charged against earnings as incurred The costs to acquire, drill and equip exploratory wells are capitalized pending determinations of whether development reserves can be attributed to the Company's interests as a result of drilling the well. If management determines that commercial quantities of oil and natural gas have not been discovered, costs associated with exploratory wells are charged to exploration expense. Costs to acquire mineral interests, to drill and equip development wells, to drill and equip exploratory wells that find development reserves, and related costs to plug and abandon wells and costs of site restoration are capitalized.

Depreciation, depletion and amortization ("DD&A") of oil and gas properties is computed using the unit-of-production method based on recoverable reserves as estimated by the Company's independent reservoir engineers. Capitalized acquisition costs are depleted based on total estimated proved developed and proved undeveloped reserve quantities. Capitalized costs to drill and equip wells are depreciated and amortized based on total estimated proved developed reserve quantities. Investments in Exploratory properties are not amortized until proved reserves associated with the prospects can be determined or until impairment occurs. Oil and natural gas properties are periodically assessed for impairment. If the unamortized capitalized costs of proved properties are in excess of estimated undiscounted future cash flows before income taxes, the property is impaired. Estimated future cash flows are determined using management's best estimates and may be calculated using prices consistent with management expectations for the Company's future oil and natural gas sales. Exploratory oil and natural gas properties are also periodically assessed for impairment, and a valuation allowance is provided if impairment is indicated. Impairment costs are included in exploration expense. Costs of expired or abandoned leases are charged against the valuation allowance. Costs of properties that become productive are transferred to proved oil and natural gas properties.

Exploratory oil and gas properties that are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. Other Exploratory properties are amortized based on the Company's experience of successful drilling and average holding period.

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

On the sale of an entire interest in an Exploratory property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an Exploratory property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Pursuant to ASC 932-235-50-1, the following disclosures for exploratory activity are made.

a. The amount of capitalized exploratory well costs that is pending the determination of proved reserves. An entity also shall separately disclose for each annual period that an income statement is presented changes in those capitalized exploratory well costs resulting from all of the following:
   1. Additions to capitalized exploratory well costs that are pending the determination of proved reserves -
   2. Capitalized exploratory well costs that were reclassified to wells, equipment, and facilities based on the determination of proved reserves
   3. Capitalized exploratory well costs that were charged to expense.

Management has assessed this for the company and it is not relevant or applicable to our operations.

b. The amount of exploratory well costs that have been capitalized for a period of greater than one year after the completion of drilling at the most recent balance sheet date and the number of projects for which those costs relate. Additionally, for exploratory well costs that have been capitalized for periods greater than one year at the most recent balance sheet date, an entity shall provide an aging of those amounts by year, or by using a range of years, and the number of projects to which those costs relate.
   Management has assessed this for the company and it is not relevant or applicable to our operations.

c. For exploratory well costs that continue to be capitalized for more than one year after the completion of drilling at the most recent balance sheet date, a description of the projects and the activities that the entity has undertaken to date in order to evaluate the reserves and the projects, and the remaining activities required to classify the associated reserves as proved. Management has assessed this for the company and it is not relevant or applicable to our operations.


ASSET RETIREMENT OBLIGATIONS

In accordance with accounting standards for asset retirement  obligations  (ASC
410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. No ARO's associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its oil and gas properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2009 and December 31, 2010; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.


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

RECENT ACCOUNTING PRONOUNCEMENTS -

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company's financial position, results of operations or cash flows.


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

Assets acquired:
   Development reserves  	$2,001,368
   Exploratory reserves            345,912
   Software                          6,927
   Building                        103,133
   Leasehold improvements           78,659
   Furniture & fixtures             21,873
   Vehicle                          13,301
   Equipment                        28,010
   Receivables                      48,056
   Deposit                             950
   Notes receivable                775,816
Total assets acquired            3,424,006

Consideration given:
   Common stock
   (10,000,000 shares)           3,424,006
Total consideration given 	$3,424,006

On December 1, 2008, the Company started the process to issue 9,307,970 shares of our Company Common Stock in exchange for the purchase of various oil interests.

During 2008, these values were impaired to the fair value at year end and confirmed with subsequent years / transactions.

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

A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LLC and the Company in that it is managed by a firm owned by the CEO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of a former Director of the Company.

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

DURING THE YEAR ENDED DECEMBER 31, 2010:

During the year ended December 31, 2010, the Company issued 25,000 shares of our Company Common Stock in exchange for the purchase of a minor interest in an oil lease. The company needed to have a larger percentage of this lease in order to sell it.

During the year ended December 31, 2010, the company sold its interest in the Justice lease for $62,700 as well as its interest in the Kunkel lease for $100,000.


NOTE 3 - NOTES PAYABLE

As of December 31, 2009 and 2010, there are $370,456 and $368,904 notes payable
outstanding related to the purchase of the Justice  lease.   Subsequent to year
end, these notes were settled.

NOTE 4 - STOCKHOLDERS' EQUITY

As of December 31, 2010, there were 22,814,331 shares of common stock outstanding and 500,000 preferred shares outstanding.

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

During 2010, the company issued 25,000 shares of stock for the purchase of an interest in an oil lease.

During 2010, the company also issued 500,000 shares of preferred stock in 2010 in order to settle $250,000 worth of debts on the company books.

Subsequent to December 31, 2010, the company has issued (or agreements to issue) 6,140,553 shares of stock to settle $446,795 in debts on the company books.

NOTE 5 - LITIGATION

In 2010, Amerigo signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. The Company is offered a prepayment discount if the Company pays $100,000 on or before Tuesday, June 1, 2010. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individually holds of Granite Energy and Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest). During 2010, the individual sold his interest in the Kunkel lease. The company has not kept current with the agreement and the individuals promissory note has now been escalated to a judgment against the company. As of the date of this filing, terms of settling the judgment have not been resolved.

As of December 31, 2010, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company had $96,730 in accrued payroll payable to the Company's current and former officers.

As of December 31, 2009, the Company has $20,505 in liabilities due to a firm controlled by the Company's Chief Executive Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $93,716 as of December 31, 2009 which is included as part of Accounts payable - related party in the accompanying financial statements. As of December 31, 2010 the company owed the firm $135,716.

As of December 31, 2010, the company has $59,586 in liabilities due to a firm controlled by the Company's Chief Executive Officer. This loan is non-interest bearing and has no due date assigned to it. Subsequent to year end, this note was settled.

As of December 31, 2010, the Company's CEO is owed $28,166 in accrued, but not paid, salary. Subsequent to year end, this debt was settled.

The Company has an operating agreement with SWJN Oil Company and SJ OK oil Company to operate the company's oil and gas leases. SWJN and SJ OK are partially owned by the current Chief Executive Officer. The fee charged by these companies to operate these leases is the greater of $1,000 per month of 5% of net oil sales. Amerigo's portion of this is pro-rata to its interest in these wells. The company also has a lease agreement with AVES. The company rents an office space from AVES for $1,098 per month. AVES and the building are owned partially by our current CEO Jason F. Griffith.

Other Material Transactions. With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

NOTE 7 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2010 are as follows:

Deferred tax assets:                     2009               2010
				     ----------		----------
   Net operating loss carryforwards   2,361,756          4,356,667
   Stock issued for services                  -            250,000
   Impairment Loss                      732,532            534,645
				     ----------		----------
                                      3,094,288          5,141,312
Deferred tax liabilities
   Depreciation and amortization              -                  -
                                              -                  -

Net deferred tax asset                3,094,288          5,141,312
Less: valuation allowance            (3,094,288)        (5,141,312)
				     ----------		----------
                                   $          -        $         -

At December 31, 2010,  the Company had federal net operating loss ("NOL") carry
forwards of approximately $5,141,312.   Federal NOLs could, if unused, begin to
expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2010 was $5,141,312.

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

NOTE 9 - INVESTMENTS

Concurrent with the purchase of the assets in Granite Energy, the Company received 10 million shares of GreenStart Energy common stock. The company wrote down the value of those shares as the deteriorating financial situation of that company, concurrent with lack of information available lead the company to believe there was no value attributable to that stock.

Also on December 31, 2009, the Company determined that an impairment was necessary to the stock held in South Texas Oil Company, due to bankruptcy proceedings and a material drop in stock price. The Company impaired the entire carrying value of the investment, and recognized a loss on the impairment in the amount of $192,000. The Company holds less than 5% of South Texas Oil Common stock.

NOTE 10 - RESTATEMENT

In March 2011, the Company determined, as well as hindsight lends to confirm, that the assets purchased during 2008 should have been impaired and/or recorded at a lesser amount. Previously, the assets were recorded in 2008 and then subsequently written down in 2009 and 2010. The 2009 financials had originally taken an impairment charge of $11,458,542, whereas the majority of this relates to assets purchased in 2008, thus the 2008 and 2009 values at year end have now been adjusted to reflect this. The assets were originally recorded at the historical cost of the seller; however, the production and collectability from the operator in Oklahoma have all proven to be less than originally expected.

The following adjustments have occurred on the 2009 financial statements:

				   Increase (Decrease)
				   in Account / Amount
				   -------------------
Total Assets                  		$(1,795,701)
Total Stockholders Equity     		 (1,585,373)
Depletion Expense               	   (340,405)
Net Income (Loss)             		 (9,774,792)
Net Income (Loss) per share     	     $(0.56)

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the company has issued (or agreements to issue) 6,141,216 shares of stock to settle $452,815 in debts on the company books and for services rendered.


On March 29, 2011, the Company filed a Form 8-K announcing a letter of intent filed with the Securities and Exchange Commission related to the potential acquisition of Grazy.com, Inc. The letter of intent indicated approximately 23 million shares of stock would be issued with (13 million at closing and 10 million based upon to be determined milestones). The Company is working through due diligence, inclusive of the need to review audited financial statements of Grazy.com, Inc. before a closing can take place.

The Company has evaluated subsequent events through April 15, 2011, the date which the financial statements were available to be issued. The Company has determined that, other than disclosed below, there were no other events that warranted disclosure or recognition in the financial statements.

NOTE 12 - ADDITIONAL SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES AND PROPERTY INFORMATION.

Due the minimal operations, inclusive of capital available, ownership in the wells and long term plans, the company was never able to complete a reserve study by a certified engineer. The information was prepared as of December 31, 2010, taking into account the information available. There are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved developed reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Costs Incurred and Capitalized Costs

The Company's investment in oil and gas properties is as follows:

                                              December 31,
                                         2010              2009
				     -----------	-----------
Proved properties                    $   175,218        $  449,395
Less accumulated depreciation,
	depletion and amortization      (24,469)           (24,579)
				     -----------	-----------
Net proved properties                   151,749            424,816
				     -----------	-----------

Unproved properties:
Oil and gas leasehold costs                   -                  -
Drilling in progress                          -                  -
				     -----------	-----------
Total unproved properties                     -
				     -----------	-----------

Net capitalized costs                $   151,749        $  424,816
				     -----------	-----------

The costs incurred in oil and gas acquisition, exploration and development activities are as follows:


                                            Period Ended December 31,
                                             2010               2009
				     	-----------	    -----------

Property acquisition costs, proved     $      6,225    	    $   38,156
Property acquisition costs, unproved              -                  -
Exploration costs                                 -                  -
Development costs                                 -                  -
				     	-----------	    -----------
                                       $      6,225      $   38,156

The following costs of  unproved  properties  are  capitalized  as  part of the
Company's   oil   and  gas  properties.  These  costs  are  excluded  from  the calculation of DD&A until such time the related drilling programs are completed and the costs can be  evaluated as proved, or until the costs are determined to be impaired.


                                                      December 31,
                                                     2010       2009
				     	 	    ------     ------
Unproved properties:
Oil and gas leasehold acreage acquisition costs   $            $
Drilling in progress                                                -
                                                  $            $
				     	 	    ------     ------

Oil and Gas Reserves and Related Financial Data (Unaudited)

Changes in estimated net  quantities  of conventional oil and gas reserves, all of which are located within the United States, are as follows:
					   Oil           Gas
						  (Bbls)      	(Mcf)
						---------     ---------
Proved developed and undeveloped reserves:
Proved reserves, December 31, 2008                  -           -
Extensions and discoveries                          -           -
Reserves purchased                                  -           -
Sales volumes                                       -           -
Revisions of previous engineering estimates         -           -
Reserves transferred                                -           -
						---------     ---------
Proved reserves, December 31, 2009                  -           -
Extensions and discoveries                          -           -
Reserves purchased                                  -           -
Sales volumes                                       -           -
Revisions of previous engineering estimates         -           -
Reserves transferred                                -           -
						---------     ---------
Proved reserves, December 31, 2010                  -           -
						---------     ---------

Proved developed reserves:
--------------------------
Proved developed reserves, December 31, 2010        -           -
						=========     =========

Proved developed reserves, December 31, 2009        -           -
						=========     =========

Proved developed reserves, December 31, 2008        -           -
						=========     =========



The following table sets forth a standardized measure of the estimated discounted future net cash flows attributable to the Company's proved developed and undeveloped oil and gas reserves. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was estimated at 34% for combined federal and state rate, after giving consideration to the Company's net operating loss carryforward and other tax attributes.

                                                                  2010         2009
								--------    ---------
Future cash inflows                                             $    -      $    -
Future production costs                                              -           -
Future development costs                                             -           -
Future income tax expense                                            -           -
								--------    ---------
Future net cash flows                                                -           -
10% annual discount to reflect timing of net cash flows              -           -
								--------    ---------
Standardized measure of discounted future net cash flows
relating to proved reserves   					$    -      $    -
								--------    ---------


The principal factors comprising the changes in the standardized measure of discounted future net cash flows are as follows for the years ended December
31:

                                                  2010         2009
						-------	    ---------
Standardized measure, beginning of year        $     -      $     -
Extensions and discoveries                           -            -
Reserves purchased                                   -            -
Development costs incurred                           -            -
Sales and transfers, net of production costs         -            -
Revisions in quantity and price estimates            -            -
Net change in income taxes                           -            -
Accretion of discount                                -            -
						-------	    ---------
Standardized measure, end of year              $     -      $     -
						=======     =========


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

The Company's website address is http://www.amerigoenergy.com; however, the site has recently come down and is being revamped to account for the updates to the company's business plan. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 14, 2010, the company's prior auditor, Larry O'Donnell, CPA, P.C. registration with the Public Company Accounting Oversight Board ("PCAOB") was revoked, and that the Company is no longer able to include any audit report prepared by Larry O'Donnell, CPA, P.C. in its filings with the Commission. Effective December 29, 2010, the date the company received notice from the commission, the company dismissed Larry O'Donnell, CPA, P.C. as the auditor of record.

On or about March 15, 2011, we retained the firm of Seale and Beers, LLC to review all interim period financial statements going forward and audit our financial statements for the years ending December 31, 2009 and 2010. Such change in accountant was approved by the Company's board of directors. At no time prior to our retention of Seale and Beers, LLC, did we, or anyone on our behalf, consult with Seale and Beers, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

The reports of our prior certifying accountant, Larry O'Donnell, PC, on our financial statements as of and for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion nor were qualified or modified as to uncertainty, audit scope, or accounting principles, however, such opinions expressed concerns that, in connection with the Company's lack of significant revenues, there existed a substantial doubt that the Company would be able to continue as a going concern.

Other than discussed above, in connection with the audits of our most recent two years ended December 31, 2009 and 2008 and the subsequent interim periods up to their dismissal, there were no other disagreements between Larry O'Donnell, PC and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, nor any advisement of reportable events that, if not resolved to the satisfaction of Larry O'Donnell, PC would have caused Larry O'Donnell, PC to make reference to the subject matter of the disagreement or reportable events in connection with its reports on our financial statements for such years.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U.
S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

4) inadequate recordkeeping during the year ended December 31, 2010, of which has been identified and addressed in future periods; and

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(b) Management's Remediation Initiatives
-----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(c) Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information that we would have been required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


(a) Identification of Directors and Executive Officers.


Name             	Age     Term Served*
--------------------------------------------------
Jason F. Griffith 	34     	Elected since 2008
CEO/CFO/Director

*All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The following is a brief description of the business background of the directors and executive officers of the Company:

JASON F. GRIFFITH - CEO/CFO/DIRECTOR

Since the Company completed the reorganization in October 2008, Mr. Griffith has served as its Chief Financial Officer as well as a member of the Board of Directors. In the third quarter of 2010, Mr. Griffith became the Chief Executive Officer of the company as well. Mr. Griffith's experience includes having served as a chief financial officer for Granite Energy since December 2005 until December 2008 and for five other publicly traded companies. Mr. Griffith has additional experience in public accounting, which includes being a partner of a CPA firm in Henderson, Nevada since June 2002, as well as being the accounting manager for another accounting firm in Henderson, Nevada from August 2001 through June 2002. Mr. Griffith was previously associated with Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in 2001. Prior to joining Arthur Andersen, Mr. Griffith was pursuing and completed his undergraduate and masters degree in accounting from Rhodes College in Memphis, Tennessee. He is a licensed certified public accountant in Nevada, Tennessee, and Georgia. Mr. Griffith is a member of the American Institute of Certified Public Accountants, the Association of Certified Fraud Examiners and the Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Societies of CPAs.

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

                                                   CASH COMPENSATION TABLE
                                                   -----------------------
                                                                                       All
Name and                                                  Stock           Option       Other
Principal Position    	Year    Salary ($)    Bonus ($)   Awards          Awards       Compensation      Total
--------------------------------------------------------------------------------------------------------------
S. Matthew Schultz      2009    167,500       -            -                -               -          167,500
Former Chief Executive	2010     53,750       -            -                -               -           53,750
Officer

Jason F. Griffith        2009   167,500       -            -                -               -          167,500
Chief Financial Officer  2010    25,000       -            -                -               -           25,000


Each director  of  Amerigo  Energy  also  serves as a director of Amerigo, Inc.
Directors do not receive separate compensation for service as directors of Amerigo Energy or Amerigo, Inc.



                                                      DIRECTOR COMPENSATION
                                                      ---------------------
              	Fees Earned                            Non-Equity        Nanqualified
                or Paid        Stock        Option     Incentive Plan    Deferred          All Other
Name      	in Cash ($)    Awards       Awards     Compensation      Compensation      Compensation    Total
-----------------------------------------------------------------------------------------------------------------
S.   Matthew
Schultz            -             -             -           -                  -                  -             -

Jason     F.
Griffith           -             -             -           -                  -                  -             -



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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial ownership of each person as described in the table below was calculated based on 22,814,331 of Amerigo Energy Common Stock outstanding as of December 31, 2010, according to the record ownership listings as of that date and the verifications Amerigo Energy solicited and received from each director, executive officer and five percent holder.

Security Ownership of Certain Beneficial Owners as of December 31, 2010


Title of   Name and Address              Amount and Nature          Percent of
Class      of Beneficial Owner           of Beneficial Ownership    Class
--------------------------------------------------------------------------------
Common     Granite Energy, Inc.          majority shareholder       43.90%
           2580 Anthem Village Dr.       10,000,000
           Henderson, NV 89052

Common     Kenneth D. Olson              1,846,092                   8.10%
           8641 Ruette Monte Carlo
           La Jolla, Ca 92037


Security Ownership of Management

Title of   Name and Address              Amount and Nature          Percent of
Class      of Beneficial Owner           of Beneficial Ownership    Class
--------------------------------------------------------------------------------

Common     Jason F. Griffith             226,796 *                   1.00%
Preferred  Chief Financial Officer       250,000                    50.00%
           2580 Anthem Village Dr.                                  (1)
           Henderson, NV 89052



(1) all of these shares are indirectly owned by a trust controlled by Mr. Griffith.

* Total Current Officers and Directors common shares held is 310,307 (1.36%)

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  -

As of December 31, 2010, the Company had $55,980 in accrued payroll payable to the Company's current and former officers.

As of December 31, 2010, the Company has $39,082 in liabilities due to a firm controlled by the Company's Chief Financial Officer. This loan is non-interest bearing and has no due date assigned to it.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $135,716 as of December 31, 2010 which is included as part of Accounts payable - related party in the accompanying financial statements.

The Company has an operating agreement with SWJN Oil Company and SJ OK oil Company to operate the company's oil and gas leases. SWJN and SJ OK are partially owned by the current Chief Executive Officer. The fee charged by these companies to operate these leases is the greater of $1,000 per month of 5% of net oil sales. Amerigo's portion of this is pro-rata to its interest in these wells. The company also has a lease agreement with AVES. The company rents an office space from AVES for $1,098 per month. AVES and the building are owned partially by our current CEO Jason F. Griffith.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

                          Fiscal Year Ended
                            December 31,
                        2010            2009
                   ------------------------------
Audit fees         $    7,500      $    7,500

Audit related fees          -               -

Tax fees                    -               -

All other fees              -               -


PRE APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Seale & Beers, CPAs were pre-approved by the Board of Directors.

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

Date: April 15, 2011


By: /s/ Jason F. Griffith
    --------------------------
    Jason F. Griffith
    Chief Executive and Financial Officer
    and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011


By: /s/ Jason F. Griffith
    ---------------------
    Jason F. Griffith
    Chief Executive and Financial Officer
    and Principal Accounting Officer