Form 10-K/A
period 2010-12-31
AMERIGO ENERGY, INC.
filed 2011-04-29
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
(Do not check if a smaller reporting company)
Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
[  ] Yes  [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 28,955,547 shares of common stock outstanding as of April 18, 2011


                               TABLE OF CONTENTS


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

We Have a History

Since Amerigo Energy's inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2010 and December 31, 2009 we incurred net losses of $923,481 and $1,306,880, respectively. Our accumulated deficit as of December 31, 2010 was $15,304,401. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy's lack of current business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

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

OIL PRODUCING PROPERTIES

WEST BURKE

The West Burke lease consists of 115.27 acres of land. The lease has a total of 7 wells, with 5 pumping wells and 2 injection wells. The lease is located in Wichita County, Texas

The Company acquired a 18.49% working interest and 13.78% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, in December of 2008 and 1st quarter of 2009, the Company acquired an additional 13.93% and 9.11% working interest and 10.38% and 6.79% net revenue interest, respectively, with the issuance of our Common Stock.

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

This lease was sold in 2010 and as of December 31, 2010, the Company holds 0% total working interest and 0% net revenue interest in the Kunkel leases.

During the year ended December 2009, the lease produced a total of 1,919 barrels of oil at an average price of $56.60 per barrel for the year ended December 31, 2009. Net revenues of $27,357 have been recognized from revenues of $81,506 net of lease operating expenses in the amount of $54,149. No impairment has been determined necessary for the Kunkel leases as of December 31, 2009.

During the year ended December 2010, the lease produced a total of 673.97 barrels of oil at an average price of $75.56 per barrel for the year ended December 31, 2010. Net revenues of $6,564 have been recognized from revenues of $33,039 net of lease operating expenses in the amount of $26.475. No impairment has been determined necessary for the Kunkel leases as of December 31, 2010.

The December 31, 2009 carrying value of the Kunkel lease was $154,402.

As the lease was sold, there is no value on the books at December 31, 2010.


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

As of December 31, 2009, the Company holds a 41.67% working interest and 33.42% net revenue interest in the Justice Heirs A, B, and C leases. The Lease was sold in September of 2010 and as of December 31, 2010, the company holds 0% interest in the lease.

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

During the year ended December 2010, the lease produced a total of 871.71 barrels of oil at an average price of $73.00 per barrel, consisting of 529, 343, and 0 barrels on Justice Heirs lease A, B, and C, respectively. For the year ended December 31, 2010, net revenues of $2,069 have been recognized from revenues of $20,681 net of lease operating expenses in the amount of $18,612.

The December 31, 2009 carrying value of the Justice lease was $107,508.

As the lease was sold, there is no value on the books at December 31, 2010.

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

As of December 31, 2010, the Company holds a 59.33% total working interest and 44.49% net revenue interest in the Melissa Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 10,936 MCF's of gas at an average price of $3.57 per MCF, and 266 barrels of oil at an average price of $57.10 per barrel. This resulted in estimated revenue of $44,847 and estimated lease operating expenses of $31,916 for a net estimated revenue to the Company of $12,931.

During the year ended December 2010, the lease produced a total of 22,059 MCF's of gas at an average price of $4.54 per MCF, and 732 barrels of oil at an average price of $73.08 per barrel. This resulted in estimated revenue of $63,905 and estimated lease operating expenses of $34,316 for a net estimated revenue to the Company of $29,589.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $51,676 and $54,595, respectively.

DJ HANKS (GOLDFINCH 4)

The DJ Hanks well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 5.27% working interest and 3.95% net revenue interest as part of the reorganization with Granite Energy on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 43.08% working interest and 32.31% net revenue interest with the issuance of our Common Stock. In 2010, the company purchased 3.20% working interest in the Kunkel Lease from an investor by giving the investor 15% working interest in the DJ Hanks Lease.

As of December 31, 2010, the Company holds a 37.21% total working interest and 27.91% net revenue interest in the DJ Hanks lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 2,456 MCF's of gas at an average price of $5.39 per MCF, and 527 barrels of oil at an average price of $55.54 per barrel. This resulted in estimated revenue of $22,558 and estimated lease operating expenses of $7,538 for a net estimated revenue to the Company of $15,020.

During the year ended December 2010, the lease produced a total of 4,576 MCF's of gas at an average price of $7.56 per MCF, and 1,071 barrels of oil at an average price of $74.14 per barrel. This resulted in revenue of $24,822 and lease operating expenses of $7,543 for a net revenue to the Company of $17,279.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $52,410 and $55,378, respectively.

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

As of December 31, 2010, the Company holds a 52.45% total working interest and 39.05% net revenue interest in the Richard Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 150 MCF's of gas at an average price of $3.58 per MCF. This resulted in estimated revenue of $418 and estimated lease operating expenses of $7,816 for a net estimated expense to the Company of $7,398.

During the year ended December 2010, the lease produced a total of 55.28 MCF's of gas at an average price of $4.68 per MCF, This resulted in estimated revenue of $84 and estimated lease operating expenses of $7,539 for a net loss to the Company of $7,455.

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

As of December 31, 2009, the Company holds a 63.19% total working interest and 47.39% net revenue interest in the Brooks Hensley lease.

During the year ended December 2009, the Company's interest in the lease produced approximately 3,034 MCF's of gas at an average price of $3.88 per MCF, and 266 barrels of oil at an average price of $54.10 per barrel. This resulted in estimated revenue of $14,167 and estimated lease operating expenses of $12,140 for a net estimated revenue to the Company of $2,027.

During the year ended December 2010, the lease produced a total of 5,695 MCF's of gas at an average price of $5.10 per MCF, and 176 barrels of oil at an average price of $68.96 per barrel. This resulted in revenue of $14,018 and lease operating expenses of $17,938 for a net loss to the Company of $3,919.

The carrying value of the interests at December 31, 2010 and 2009, net of depletion, was $47,833 and $50,558, respectively.


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

HOLDERS

On December 31, 2010, there were approximately 334 holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there are additional beneficial holders which have not converted their stock.


DIVIDENDS AND OTHER DISTRIBUTIONS

Amerigo Energy has never paid cash dividends on our common stock or preferred stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2009, the Company issued 1,517,511 shares of our Company Common Stock at $0.002 per share in exchange for the purchase of various oil interests.

In addition, on August 14, 2009, the Company entered into a purchase agreement for the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases. As part of this agreement, the Company issued 133,344 shares of restricted common stock at $0.10 per share to related parties in addition to other forms of payment for their interests in the said leases. See Note 2 for full information regarding the purchase.

On December 31, 2009 the Company issued 1,008,235 shares of our Company Common Stock as part of the exercise of warrants that were exercised in 2008.

During 2010, the company issued 25,000 shares of stock for the purchase of an interest in an oil lease at $0.25 per share. An additional 5,465 shares were issued for oil interest at $0.001.

During 2010, the company also issued 500,000 shares of preferred stock in order to settle $250,000 worth of debts on the company books.

During 2011, the company has issued (or agreements to issue) 6,140,553 shares of stock to settle $446,795 in debts on the company books and for services rendered.

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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended December 31, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $178,805. For the period ended December 31, 2009, the Company recognized $235,334 in revenues from royalties on producing oil and gas properties and had $13,560 in revenue from rental income. During 2010 the company sold one of its leases which is why there is a decrease in revenue.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the year ended December 31, 2010 totaled $136,648 as compared to $171,684 for the prior year. During 2010 the company sold one of its leases which is why there was a decrease in expenses for the year.

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

A loss was recognized on the impairment and sale of assets during the year ended December 31, 2010. In June of 2010, a building with a book value of $49,251 was auctioned for $27,168 and a loss on the auction of the asset was recognized in the amount of $22,083. This building had been previously impaired for $45,000 during the year 2009. In December of 2009, the Company wrote down $337,134 in assets acquired from Granite Energy in the purchase contract dated in 2008 and then an additional $73,131 in 2010 related to these assets. The company also booked a bad debt expense of $56,572 related to monies due to Amerigo from Granite Energy that were deemed uncollectible for accounting purposes. Additionally the company had received stock in Granite Energy which was deemed worthless so the company wrote off$98,053 in 2009 value as well as a write down of $26,069 in 2010 of funds advanced for the improvements on the West Burke lease.

Concurrent with the sale of the Justice and Kunkel leases, the company booked a loss in 2010 of $101,839 related to these leases while in 2009 there was a $15,000 gain booked related to the sale of the Ray lease. In 2009 the company recorded an loss of $1,883 related to the sale of an automobile and a $14,606 loss from settlement of amounts owed on an oil lease.

The company accrued $27,929 and $10,107 in interest expense for years ended December 31, 2010 and 2009 respectively. The increase is related to the related party note payables that were part of the Justice Lease purchase.

The company recognized a loss in 2010 of $42,236 on their investment in Greenstart. The company determined that the investment was not recorded at it's fair value.

During  the  year  ended  December  31,  2010  the  company   entered   into  a
legal/settlement expense with an individual that was suing and took an expense of $120,000. See note 5.

The company generated interest income of $19,221 in 2009 and $0 in 2010 amounts outstanding.

The company recognized a loss in 2009 of $192,000 related to the stock received from South Texas Oil as settlement of the monies owed.


NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $940,593 for the year ended December 31, 2010, compared to a net loss of $1,306,880 for the year ended December 31, 2009, a decrease of $366,287. The decrease in net loss is attributable to the writedown of assets (impairments) which took place in 2009, a loss related to the sale of an oil and gas asset and increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had cash in the amount of $372, and a working capital deficit of $537,796, as compared to cash in the amount of $570 and a working capital deficit of $346,663 as of December 31, 2009. In addition, our stockholders' deficit was $787,751 at December 31, 2010, compared to stockholders' deficit of $103,414 at December 31, 2009.

Our accumulated deficit increased from $14,489,119 at December 31, 2009 to $15,429,712 at December 31, 2010.

Our operations used  net  cash  of  $442,337 during the year ended December 31,
2010,  compared  to  $743,998  during  the   year ended  December 31, 2009,  an
decrease of $301,661.

Our cash used from investing activities was $382,328 for the year ended December 31, 2010 and $21,335 used in the year ended December 31, 2009.

Our financing activities provided net cash of $59,813 during the year ended December 31, 2010, compared to net cash of $764,602 during the year ended December 31, 2009.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.


ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
AMERIGO ENERGY, INC.
HENDERSON, NEVADA

We have audited the accompanying consolidated balance sheets of Amerigo Energy, Inc. as of December 31, 2010 and 2009 (restated) and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009 (restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amerigo Energy, Inc. as of December 31, 2010 and 2009 (restated) and the consolidated results of its operations, shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009 (restated) in conformity with U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company restated its financial statements for the year ended December 31, 2009.



Seale and Beers, CPAs
Las Vegas, Nevada
April 28, 2011

	    50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
		Phone: (888) 727-8251 Fax: (888) 782-2351




                                    BALANCE SHEETS
				         AS OF
				DECEMBER 31, 2010 AND 2009 (RESTATED)
					AUDITED


                                                                                 As of             As of
                                                                           December 31, 2010  December 31, 2009
								  			         RESTATED
Current assets
Cash                                                                            $     372        $     570
Accounts receivable                                                                12,416           17,688
Advances to related party                                                           5,455           38,891
										---------	 ---------
Total current assets                                                               18,244           57,149

Property, plant and equipment
Leasehold improvements                                                                  -           63,266
Office equipment, net of depreciation                                                   -           13,298
Property and Equipment, net                                                             -           73,742
Development wells, net of depletion                                               151,749          424,815
Software, net                                                                       4,284            5,504
									        ---------	 ---------
Total property, plant and equipment                                               156,033          580,625

Other Assets
  Investment in GreenStart                                                              -           42,236
  Deposits                                                                            950              950
									        ---------	 ---------
Total other assets                                                                    950           43,186

Total assets                                                                    $ 175,227        $ 680,960
									        =========	 =========

Current liabilities
Accounts payable and accrued liabilities                                        $ 139,936        $ 147,177
Accounts payable - related party                                                  201,250          120,169
Advances from related parties                                                      38,873           39,736
Payroll liabilities                                                                55,980           96,730
Judgement payable                                                                 120,000                -
									        ---------	 ---------
Total current liabilities                                                         556,039          403,812

Long-term liabilities
Notes payable - related parties                                                   368,904          370,456
Accrued interest - related parties                                                 38,036           10,106
										---------	 ---------
Total liabilities                                                                 962,979          787,374

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at Dec 31, 2010 and 0 shares Dec 31, 2009)              500                -
Common stock; $.001 par value; 100,000,000 shares authorized; 22,814,331 shares outstanding
at December 31, 2010 and 22,783,866 at December 31, 2009                           33,356           33,325
Additional paid-in capital                                                     14,608,105       14,352,381
Accumulated deficit                                                           (15,429,711)     (14,489,119)
										---------	 ---------
Total stockholders' (deficit)                                                    (787,750)        (103,412)
										---------	 ---------
Total liabilities and stockholders' (deficit)                                   $ 175,227        $ 680,960
									        =========	 =========

The accompanying notes to the financials should be read in conjunction with these financial statements.




                                   INCOME STATEMENTS
				FOR THE YEARS ENDED
				DECEMBER 31, 2010 AND 2009 (RESTATED)
					AUDITED



                                                       Years Ended
                                                  12-31-2010   12-31-2009
							       (RESTATED)

Revenue
Oil revenues                                         116,078      191,149
Gas revenues                                          62,727       44,185
Rental income                                          3,390       13,560
						   ---------     --------
Total Revenue                                        182,195      248,894

Operating expenses
Lease operating expenses                             136,648      171,684
Consulting expense                                    42,000       70,000
Selling, general and administrative                   18,938       71,885
Professional fees                                    406,817      498,451
Depreciation and amortization expense                 29,143       32,394
Depletion expense                                     19,378       20,865
						   ---------     --------
Total operating expenses                             652,924      865,279
						   ---------     --------
Loss from operations                               (470,729)    (616,385)

Other income (expenses):
Loss on sale of automobile                                 -      (1,883)
Loss from settlement	                                   -     (14,606)
Loss on sale of building                            (22,083)            -
Loss on disposal of oil lease                      (101,839)            -
Gain on Sale of Ray Lease                                  -       15,000
Interest expense                                    (27,929)     (10,107)
Loss on investment in GreenStart, Inc.              (42,236)            -
Loss on investment in South Texas Oil                      -    (192,000)
Bad Debt Expense                                    (56,572)
Impairment of building                                     -     (45,000)
Impairment of assets from Granite Energy, Inc.      (73,131)    (337,134)
Write off of assets/Loss on sale of assets          (26,069)     (98,053)
Other income                                               -           72
Other expense                                      (120,005)     (26,005)
Interest income						   _ 	  19,221
						   ---------     --------
Total other income (expenses)                      (469,864)    (690,495)
						   ---------     --------
Loss before provision for income taxes             (940,593)  (1,306,880)

Provision for income taxes                                 -            -
						   ---------     --------
Net loss                                          $(940,593) $(1,306,880)

Basic and diluted (loss) per common share             (0.05)       (0.06)

Basic and diluted weighted average common shares
outstanding                                       22,823,151   21,541,517


The accompanying notes to the financials should be read in conjunction with these financial statements.


                              STATEMENT OF STOCKHOLDERS EQUITY
				FOR THE YEARS ENDED
				DECEMBER 31, 2010 AND 2009 (RESTATED)
					AUDITED


								 	Additional 	Stock 		 Total
					 Common Stock 	 Pref Stock 	 Paid-in 	Subscriptions 	 Accumulated 	Stockholders'
					 Shares  Amount  Shares Amount   Capital	Payable	 	 Deficit	Deficit


Balance, December 31, 2008            20,124,776   $30,666             $13,920,018    $12,000    	$(13,182,239)	 $780,445
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------
Shares  issued  for  purchase  of  oil 1,513,703     1,514                   1,471                                          2,985
interests (see Note 4)

Adjustment  to  beginning  balance  of                                      32,148                                         32,148
assets purchased

Shares  issued  for  purchase  of  oil   133,344       133                  13,201                                         13,335
interests - Justice Heirs

Shares issued for warrants             1,008,235     1,008                 385,543   (12,000)           $-                374,551

Adjustment from issuances for oil	   3,808   	 4			_	_					4
interest

Net loss                                       -        -                       -        -               (1,306,880)    (1,306,880)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------
Balance, December 31, 2009            22,783,866   $33,325             $14,352,381       $-             $(14,489,119) $  (103,412)


Shares  issued  for purchase of Kunkel    25,000        25                   6,225                                         6,250
interest

Preferred  Stock  issued   to   settle             	   500,000  500    249,500                                       250,000
accrued salary

Adjustment from issuance for oil           5,465        5								       5
interest

Rounding error						1

Net loss                                       -      -                       -         -  		    (940,593)   (940,593)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------
Balance, December 31, 2010            22,814,331   $33,356 500,000 500 $14,608,106    	-		 $(15,429,711) $(787,750)
   				     ------------  ------- ---  ---   ------------   --------		------------- --------------


The accompanying notes to the financials should be read in conjunction with these financial statements.



				STATEMENT OF CASH FLOWS
				FOR THE YEARS ENDED
				DECEMBER 31, 2010 AND 2009 (RESTATED)
					AUDITED




                                                                         Year ended         Year ended
                                                                      December 31, 2009   December 31, 2010
									   RESTATED
Cash flows from operating activities:
Net loss                                                                 $(1,306,880)       $(940,593)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock issued for services / settle debt                                           -          250,000
Stock issued to purchase assets                                               48,471               -
Impairment of assets                                                              -           42,236
Judgment payable                                                                  -          120,000
Changes in operating assets and liabilities:
Increase in accounts receivable                                              (13,321)          5,272
Increase in note receivable and interest                                     386,590               -
Depletion, depreciation and amortization                                      53,259          48,521
Increase / (decrease) in accounts payable                                     46,083          (7,242)
Increase / (decrease) in accounts payable - related party                     14,361          81,082
Increase / (decrease) in advances from related parties                         1,375            (862)
Increase / (decrease) in accrued payroll                                      26,064         (40,750)
									-------------     ------------
Net cash used by operating activities                                      $(743,998)       $(442,337)

Cash flows from investing activities:
Purchase of oil and gas interests                                           (21,335)          382,328
									-------------     ------------
Net cash used by investing activities                                      $(21,335)         $382,328

Cash flows from financing activities:
Loan to (from) related party                                                390,051           59,813
Shares issued for Warrants						    386,551		   -
Increase in stock payable                                                   (12,000)               -
									-------------     ------------
Net cash provided by financing activities                                  $764,602          $59,813

Net increase in cash                                                          (730)            (198)
									-------------     ------------
Cash, beginning of period                                                    1,300              570
									-------------     ------------
Cash, end of period                                                          $570              $372
									=============     ============

Supplementary cash flow information:
   Cash payments for income taxes					  $    -		$-
   Cash payments for interest						  $    -	    $  4,250

Supplementary cash flow information:
   Preferred stock issued to settle salary				  $    - 	    $250,000
   Stock issued to buy oil leases					  $ 48,467	    $  6,255


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

On December 31, 2009, the Company recognized an impairment loss on the book value of the building it owns in the amount of $45,000. The carrying value subsequent to impairment is $51,600, net of accumulated depreciation. The building will now be depreciated using the straight-line method using the new carrying value. The building was sold during the nine months ended September 30, 2010.

					2010		   2009
	Total Fixed Assets
	Oil and Gas Assets		$175,218	$ 449,395
	Accumulated Depletion		 (23,469)	  (24,579)
				       ---------	----------
	Oil and Gas Assets, net		$151,749	  424,816

	Other Prop, Plant, Equip	   6,927	  193,602
	Accumulated Depletion		  (2,642)	  (37,793)
				       ---------	----------
	Total Other Prop, Plant, Equip	   4,285	  155,809
				       ---------	----------
	Total Fixed Assets		$156,034	 $580,625



Total depreciation expense for 2010 was $29,143 and for 2009 it was $32,394. Total depletion expense for 2010 was $19,378, and for 2009 it was $20,865.

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

NOTE 3 - RESTATEMENT OF FINANCIALS

In March 2011, the Company determined, as well as hindsight lends to confirm, that the assets purchased during 2008 should have been impaired and/or recorded at a lesser amount. Previously, the assets were recorded in 2008 and then subsequently written down in 2009 and 2010. The assets were originally recorded at the historical cost of the seller; however,the production and collectability from the operator in Oklahoma have all proven to be less than expected.

      The following is a summary of the restatements for 2009:

				   Increase (Decrease)
				   in Account / Amount
				   -------------------
Total Assets                  		$(1,795,701)
Total Stockholders Equity     		 (1,792,201)
Net Income (Loss)             		(11,576,856)
Net Income (Loss) per share     	     $(0.51)

The effect on the Company's previously issued 2009 financial statements is summarized as follows:

      Balance Sheet as of December 31, 2009


                                                Previously          Increase
                                                 Reported          (Decrease)    Restated

Current Assets                                 $   527,653       $  (470,504) $  57,149
Other Assets                                     1,949,008        (1,325,197)   623,811
					        ----------	  ----------- -----------
Total Assets                                     2,476,661        (1,795,701)   680,960

Current Liabilities                                407,312            (3,500)   403,812
Other liabilities                                  380,563               -      380,562
					        ----------	  ----------- -----------
Total Liabilities                                  787,874            (3,500)   784,374
Stockholders' Equity:			         1,688,787        (1,792,201)  (103,414)
					        ----------	  ----------- -----------
Total Liabilities and Stockholders' Deficit    $ 2,476,661        (1,795,701)   680,960


      Statement of Operations for the Year Ended December 31, 2009

                                             Previously          Increase
                                               Reported          (Decrease)    Restated

Net Sales                                   $   275,424       $    (26,530)  $ 248,894
Operating Expenses			      1,187,230           (321,951)     865,279
					     ----------	       -----------  -----------
Income (Loss) from Operations                  (911,806)          (295,421)   (616,385)
Other income (expenses)			    (11,971,930)       (11,281,435)   (690,495)
					     ----------	       -----------  -----------
Net Income (Loss)                           (12,883,736)       (11,576,856)  (1,306,880)



NOTE 4 - ACQUISITION AND DISPOSAL OF ASSETS

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

DURING THE YEAR ENDED DECEMBER 31, 2009:

During the year ended December 31, 2009, the Company issued 1,517,511 shares of our Company Common Stock in exchange for the purchase of various oil interests.

On August 14, 2009, the Company completed the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company (a related party). The Justice leases are located in Archer County, Texas. The Company acquired thirty three and 43/100 percent (33.43%)net revenue interests (NRI) and forty one and 67/100 percent (41.67%) working interests(WI) in the Justice Heirs leases from various entities or individuals.

The total purchase price for the leases was six hundred sixty six thousand, seven hundred and twenty dollars ($666,720). The purchase agreements call for the following methods of payment for the purchase of the leases: The issuance of one hundred thirty four thousand, three hundred and forty four (133,344) shares of Amerigo Energy, Inc. restricted common stock at $2.00 per share, representing forty (40%) of the purchase price. An additional immediate cash payment will be made in the amount of twenty six thousand, six hundred and sixty seven dollars ($26,667). The remaining amount of three hundred seventy three thousand, three hundred and sixty five dollars ($373,365) will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. These liabilities were settled in 2011 with stock and with assets of the company being used to settle the amounts owed.

The purchase price of the leases were based of current market conditions as well as the historical purchase prices made by the Company for acreage.

A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LLC and the Company in that it is managed by a firm owned by the CEO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of a former Director of the Company. The Justice Heirs leases were purchased from these related parties.


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

During the year ended December 31, 2010, the Company's building in Texas was sold due to back taxes and a lien that was recorded on the building that had not been disclosed to the Company by Granite Energy.


NOTE 5 - NOTES PAYABLE - RELATED PARTIES

As of December 31, 2009 and 2010, there are $370,456 and $368,904 notes payable outstanding related to the purchase of the Justice lease. See Note 3 for full details on these transactions. The interest rate on these loans was 7% on the outstanding balance. Payment was to be made from production of the leases. Subsequent to year end, these notes were settled.

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 2010, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

There are 500,000 shares of preferred stock issued and outstanding at December 31, 2010, which were issued to the former CEO and current CEO in satisfaction of salaries payable, totaling $250,000.

COMMON STOCK

As of December 31, 2010, there were 100,000,000 shares authorized and there were 22,814,331 shares of common stock outstanding.

During the year ended December 31, 2009, the Company issued 1,517,511 shares of our Company Common Stock at $0.002 per share in exchange for the purchase of various oil interests.

In addition, on August 14, 2009, the Company entered into a purchase agreement for the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases. As part of this agreement, the Company issued 133,344 shares of restricted common stock,at $0.10 per share to related parties in addition to other forms of payment for their interests in the said leases. See Note 3 for full information regarding the purchase.

During 2010, the company issued 25,000 shares of stock for the purchase of an interest in an oil lease at $0.25 per share. An additional 5,465 shares were issued for oil interest at $0.001.

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

As per the warrant exercise documentation,1,008,235 shares of common stock were issued on December 31, 2009, for the prorated amount of payments received, since the payments were not made in their entirety.

The remaining shares payable were removed from the records, and the transaction has been finalized.

As of December 31, 2009 and 2010, there were no warrants outstanding for the Company.

			Warrants Outstanding	Average Price

December 31, 2008	    2,335,945		 $0.37
Granted				-
Excercised		    1,008,235		 $0.37
Cancelled		   (1,327,710)
December 31, 2009		-
Granted				-
Excercised			-
December 31, 2010		-


NOTE 7 - LITIGATION

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

NOTE 8 - RELATED PARTY TRANSACTIONS

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

The total purchase price for the leases was six hundred sixty six thousand, seven hundred and twenty dollars ($666,720). The purchase agreements call for the following methods of payment for the purchase of the leases: The issuance of one hundred thirty four thousand, three hundred and forty four (133,344) shares of Amerigo Energy, Inc. restricted common stock at $0.10 per share, representing forty (40%) of the purchase price. An additional immediate cash payment will be made in the amount of twenty six thousand, six hundred and sixty seven dollars ($26,667). The remaining amount of three hundred seventy three thousand, three hundred and sixty five dollars ($373,365) will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. These liabilities were settled in 2011 with stock and with assets of the company being used to settle the amounts owed.

The purchase price of the leases were based of current market conditions as well as the historical purchase prices made by the Company for acreage.

A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LLC and the Company in that it is managed by a firm owned by the CEO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of a former Director of the Company. The Justice Heirs leases were purchased from these related parties.

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

NOTE 9 - DEFERRED INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2010 are as follows:

Deferred tax assets:                     2009               2010
				     ----------		----------
   Net operating loss carryforwards   1,306,880            940,593
   Stock issued for services                  -            250,000
   Accrued Salary change		(26,064)  	    40,750
				     ----------		----------
                                      1,280,816          1,231,343
Deferred tax liabilities
   Depreciation and amortization              -                  -
                                              -                  -

Net deferred tax asset                1,280,816          1,231,343
Less: valuation allowance            (1,280,816)        (1,231,343)
				     ----------		----------
                                   $          -        $         -

Tax Rate				 35%		   35%
Valuation allowance			(35%)		  (35%)
				     ----------		----------
					  - %		    - %

At December 31, 2010,  the Company had federal net operating loss ("NOL") carry
forwards of approximately $2,512,159.   Federal NOLs could, if unused, begin to
expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2010 was $2,512,159.

NOTE 10 - ENVIRONMENTAL MATTERS

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

NOTE 11 - INVESTMENTS

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

In 2009, the company had an investment of $42,236 in Greenstart. During 2010, it became apparent that this investment had become worthless as the company did not make any strides towards completing it's public offering and new management out of Florida become uncommunicative. This amount was written off in 2010.

NOTE 12 - SUBSEQUENT EVENTS

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

The Company has evaluated subsequent events through April 28, 2011, the date which the financial statements were available to be issued. The Company has determined that, other than disclosed below, there were no other events that warranted disclosure or recognition in the financial statements.

NOTE 13 - ADDITIONAL SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES AND PROPERTY INFORMATION.

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

                                                                  2010         2009
								--------    ---------
Future cash inflows                                             $151,749    $424,815
Future production costs                                              -           -
Future development costs                                             -           -
Future income tax expense                                            -           -
								--------    ---------
Future net cash flows                                            151,749     424,815
10% annual discount to reflect timing of net cash flows              -           -
								--------    ---------
Standardized measure of discounted future net cash flows
relating to proved reserves   					$151,749    $424,815
								--------    ---------

The future cash flow number reflected above was not discounted back at a rate of 10% annualized as the leases were used to settle debts during the first quarter ended March 31, 2011 so the amounts shown above are the actual amounts which were received. Additionally the Company had not completed a reserve report prior to year end and was unable to do so at a reasonable cost thus the amounts were not reasonably able to be estimated.

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

Date: April 28, 2011


By: /s/ Jason F. Griffith
    --------------------------
    Jason F. Griffith
    Chief Executive and Financial Officer
    and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2011


By: /s/ Jason F. Griffith
    ---------------------
    Jason F. Griffith
    Chief Executive and Financial Officer
    and Principal Accounting Officer