Form 10-Q
period 2011-03-31
AMERIGO ENERGY, INC.
filed 2011-05-23
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2011

                             AMERIGO ENERGY, INC.
                    (Exact name of small business issuer as

                           specified in its charter)


                Delaware                            20-3454263
                ------                              ----------
	(State State or other 			(I.R.S. Employer
	jurisdiction of incorporation 		Identification No.)
	or organization)



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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

29,024,824 shares of common stock, $0.001 par value, as of May 23, 2011

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................
  ITEM 1. FINANCIAL STATEMENTS.................................................
    CONSOLIDATED BALANCE SHEET.................................................
    CONSOLIDATED STATEMENT OF OPERATIONS.......................................
    STATEMENT OF STOCKHOLDER'S EQUITY..........................................
    CONSOLIDATED STATEMENT OF CASH FLOWS.......................................
    NOTES TO FINANCIAL STATEMENTS..............................................
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............
  ITEM 4. CONTROLS AND PROCEDURES..............................................
PART II - OTHER INFORMATION....................................................
  ITEM 1. LEGAL PROCEEDINGS....................................................
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................
  ITEM 5. OTHER INFORMATION....................................................
  ITEM 6. EXHIBITS.............................................................
SIGNATURES.....................................................................

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             AMERIGO ENERGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                                         	  RESTATED
                                                                                               	  As of    	   As of
                                                                                           	March 31,	December 31,
												   2011		    2010
											   	---------	------------
												(unaudited)	  (audited)
ASSETS

Current assets
Cash                                                                                                 $569    	$      372
Accounts receivable                                                                                 7,359     	    12,416
Advances to related party                                                                           5,525     	     5,456
											   	---------	----------
Total other current assets                                                                         13,453     	    18,244

Property, plant and equipment
Development wells, net of depletion                                                                 2,188     	   151,749
Software, net                                                                                       3,980     	     4,284
											   	---------	----------
Total property, plant and equipment                                                                 6,168     	   156,033

Other Assets
  Deposits                                                                                            950      	       950
											   	---------	----------
Total other assets                                                                                    950      	       950

											   	---------	----------
Total assets                                                                                      $20,571     	$  175,227
											   	=========	==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                                                          $36,144     	$  139,935
Accounts payable - related party                                                                  152,494     	   201,250
Accrued payroll for related party                                                                  49,814     	         -
Advances from related parties                                                                      38,361     	    38,873
Payroll liabilities                                                                                     -      	    55,980
Judgement payable                                                                                 120,000      	   120,000
											   	---------	----------
Total current liabilities                                                                         396,813      	   556,038

Long-term liabilities
Notes payable - related parties                                                                         -      	   368,904
Accrued interest - related parties                                                                 38,036     	    38,036
											   	---------	----------
Total liabilities                                                                                 434,849     	   962,978

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at March 31, 2011)                                                       500     	       500
Common stock; $.001 par value; 100,000,000 shares authorized; 28,955,547 shares outstanding
at March 31, 2011                                                                                  39,567           33,356
Additional paid-in capital                                                                     15,118,845   	14,608,105
Accumulated deficit                                                                          (15,573,190)      (15,429,712)
											   	---------	----------
Total stockholders' (deficit)                                                                   (414,278)    	  (787,751)
											   	---------	----------

											   	---------	----------
Total liabilities and stockholders' (deficit)                                                     $20,571     	$  175,227
											   	=========	==========

These condensed financial statements should be read along with the notes to the financials which follow.

                             AMERIGO ENERGY, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                     	Three Months
                                                	Ended			RESTATED
                                                   	March 31, 2011   	March 31, 2010
							--------------		--------------
Revenue
Oil revenues                                                18,772      	37,336
Gas revenues                                                12,315      	23,010
Rental income                                                    -      	 3,390
							   -------	       -------
Total Revenue                                               31,087      	63,736

Gross Profit                                                31,087      	63,736

Operating expenses
Lease operating expenses                                    19,205      	33,883
Consulting expense                                               -      	10,500
Selling, general and administrative                          8,197       	 8,139
Professional fees                                          147,500	       117,772
Depreciation and amortization expense                          305       	 8,099
Depletion expense                                            1,473      	24,363
							   -------	       -------
Total operating expenses                                   176,680     	       202,756
							   -------	       -------

Loss from operations                                     (145,593)   	      (139,020)

Other income (expenses):
Interest expense                                                 -     	        (6,732)
Loss on investment in GreenStart, Inc.                           -    	       (42,236)
Interest income                                                  -       	 5,771
Other expense                                                (157)   	      (120,000)
Gain on extinguishment of debt                               2,272           	     -
							   -------	      ---------
Total other income (expenses)                                2,115   	      (163,197)
							 ---------	      ---------
Loss before provision for income taxes                   (143,478)   	      (302,217)

Provision for income taxes                                       -           	     -

Net loss                                                $(143,478)  	     $(302,217)
							==========           ==========

Basic and diluted (loss) per common share                   (0.00)               (0.01)
							==========           ==========

Basic and diluted weighted average common shares
outstanding                                             29,024,824  	     22,814,331
							==========           ==========

These condensed financial statements should be read along with the notes to the financials which follow.


                             AMERIGO ENERGY, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            3 MONTHS ENDED	3 MONTHS ENDED
                                                            3/31/11       	3/31/10
							   ------------		----------
Cash flows from operating activities:
Net loss                                                     $(143,478)    	$(302,217)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock issued for services 		                         70,000		        -
Stock issued to settle debt					446,880		        -
Stock issued for Oil Interest					     69			-
Increase / (Decrease) in note payable settled with stock      (368,904) 		-
Debts settled with oil interest                                 (2,988)                	-
Stock issued to purchase assets                                      69                	-
Depletion, depreciation and amortization                            305             8,099
Impairment of assets                                                  -            42,236
Judgment payable                                                      -           120,000
Changes in operating assets and liabilities:
Increase in accounts receivable                                   5,058      	  (13,988)
Increase in note receivable and interest                              -       	   (5,771)
Increase / (decrease) in accounts payable                             -        	   44,189
Increase / (decrease) in accounts payable - related party             -      	  (13,505)
Rounding error                                                        -
Increase / (decrease) in advances from related parties             (70)             2,153
Increase / (decrease) in accrued payroll                        (6,678)        	   90,000
							   ------------		----------

Net cash used by operating activities                              $197     	$ (28,804)

Cash flows from investing activities:
(Purchase) sale of oil and gas interests                              -        	   24,363
							   ------------		----------

Net cash used by investing activities                                $-       	$  24,363

Cash flows from financing activities:
Loan to (from) related party                                          -             5,179
							   ------------		----------
Net cash provided by financing activities                            $-        	$   5,179
							   ------------		----------

Net increase in cash                                                197               738

Cash, beginning of period                                           372               570
							   ------------		----------

Cash, end of period                                                 569             1,308
							   ============		==========

Supplementary cash flow information:
Cash payments for income taxes                                        -             	-
Cash payments for interest                                            -             	-
Supplementary cash flow information:
Stock issued for services                                        70,000             	-
Oil interest used to settle debts                               149,256             	-
Stock issued to settle debts                                    446,880             	-

These condensed financial statements should be read along with the notes to the financials which follow.




                             AMERIGO ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent pronouncements:

The Company's management has reviewed all of the FASB's Accounting Standard Updates through March 31, 2011 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,429,711 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - RESTATEMENT OF FINANCIALS

In March 2011, the Company determined, as well as hindsight lends to confirm, that the assets purchased during 2008 should have been impaired and/or recorded in 2008 and then subsequently written down in 2009 and 2010. The assets were originally recorded at the historical cost of the seller; however, the production and collectability from the operator in Oklahoma have all proven to be less than expected.

The following is a summary of the restatements for March 31, 2010


                           Increase (Decrease)
                            in Account/Amount
Total Assets                     (338,601)
Total Stockholders Equity      (1,792,201)
Net Income (Loss)                       -
Net Income (Loss) per share		-


The effect on the company's previously issued March 31, 2010 financial statements is summarized as follows:

Balance Sheet as of March 31, 2010

                                             Previously      	Increase
                                             Reported      	(Decrease)       Restated

Current Assets                                 113,912      	   (44,984)        68,928
Other Assets                                 1,874,311   	(1,319,426)       554,885
                                	     ---------		-----------	 --------
Total Assets                                 2,419,514   	(1,795,701)       623,813

Current Liabilities                            647,202        	    (3,500)       643,702
Other Liabilities                              385,742                   -        385,742
                                	     ---------		-----------	 --------
Total Liabilities                            1,032,944         	    (3,500)     1,029,444
Stockholders' Equity                         1,386,570   	(1,792,202)      (405,632)
                                	     ---------		-----------	 --------
Total Liabilities and Stockholders' Deficit  2,419,514   	(1,795,702)       623,812



Statement of Operations for quarter ended March 31, 2010

                              		Previously      Increase
                               		Reported      	(Decrease)      	Restated

Net Sales                          	  63,736              -        		  63,736
Operating Expenses                	 251,724      	(48,968)          	 202,756
    					---------	---------		---------
Income (Loss) from Operations    	(187,988)     	(48,968)         	(139,020)
Other income (expenses)          	(114,229)      	 48,968          	(163,197)
    					---------	---------		---------
Net Income (Loss)                	(302,217)             -      		(302,217)

NOTE 3 - OIL AND GAS LEASES

DURING THE QUARTER ENDED MARCH 31, 2011:

On March 1, 2011 the company settled $150,361 in debt on the company books with oil interest held by the company in leases operated by H Petro R.

For the quarter ended March 31, 2011, the Company generated royalties on producing oil and gas properties in the amount of $31,086. For the quarter ended March 31, 2010, the Company generated royalties on producing oil and gas properties in the amount of $60,346.

The depletion expense for the quarter ended March 31, 2011 and 2010 was $1,473 and $24,363, respectively, was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties.

NOTE 4 - NOTES PAYABLE

As of December 31, 2010, the Company had issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations were to be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production.

As of March 31, 2011, the company settled all of the principle amounts on these notes leaving only the accrued interest in the amount of $38,036.

NOTE 5 - STOCKHOLDERS' EQUITY

As of March 31, 2011, there were 29,024,824 shares of common stock outstanding and 500,000 preferred shares outstanding.

DURING THE QUARTER ENDED MARCH 31, 2011, THE COMPANY  ISSUED  COMMON  STOCK  AS
FOLLOWS:

During the quarter ended March 31, 2011, the company issued 5,141,216 shares of common stock to settle $446,880 in debts on the company books.

During the quarter ended March 31, 2011, the company issued 1,000,000 shares of common stock to a consultant for services rendered and valued at $70,000.

During the quarter ended March 31, 2011, the company issued 69,277 shares of common stock for oil interest previously purchased in 2009. These shares should have been issued by our previous transfer agent but upon review the company realized that they never were issued.

The debts and services above were settled at $0.07 per share which was the most readily available and determinable stock price at the time the agreements were reached with the parties at the beginning of the quarter.One of the settlements of debt occured during the last week of the quarter and the most readily available and determinable stock price at the time of this agreement was approximately $0.32 per share.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company had $49,814 in accrued payroll payable to the Company's current and former officers.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $152,495 as of March 31, 2011 which is included as part of Accounts payable - related party in the accompanying financial statements.

As discussed in Note 4, the Company had issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of March 31, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $38,036. A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LCC and the Company in that it is managed by a firm owned by the CEO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company. As of March 31, 2011, the company settled all of the principle amounts on these notes leaving only the accrued interest in the amount of $38,036.

NOTE 7 - LETTER OF INTENT

On March 29, 2011, the company filed a form 8-K announcing a letter of intent filed with the Securities and Exchange Commission related to the potential acquisition of Grazy.com, Inc. The letter of intent indicated approximately 23 million shares of stock would be issued with (13 million at closing and 10 million based upon to be determined milestones). The Company is working through due diligence, inclusive of the need to review audited financials statements of Grazy.com, Inc. before a closing can take place.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 23, 2011, the date which it has made its financial statements available, and has identified no significant reportable events through that date.

NOTE 9 - COMMITMENTS

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

The company's website address is http://www.amerigoenergy.com; however,the site has recently come down and is being revamped to account for the updates to the company's business plan. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.


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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 31, 2011.

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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the quarter ended March 31, 2011, the Company generated royalties on producing oil and gas properties in the amount of $31,086. For the quarter ended March 31, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $60,346.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the quarter ended March 31, 2011 totaled $19,205 as compared to $33,883 for the quarter ended March 31, 2010. The decrease is directly related to the sale of the Company's interest in some of their leases.

Consulting- Consulting expenses were $0 for the quarter ended March 31, 2011 as compared to $10,500 for the quarter ended March 31, 2010. The decrease was related to the decrease in monthly fees for services performed by a company controlled by our chief executive officer.

General and Administrative - General and administrative expenses were $8,197 for the quarter ended March 31, 2011, compared to $8,140 for the quarter ended March 31, 2010.

Professional Fees - Professional fees for the quarter ended March 31, 2011 were $147,500 as compared to $117,772 for the period ended March 31, 2010. The increase was related to the increase in the use of consultants and an increase in accounting fees.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $305 for the quarter ended March 31, 2011 compared to $8,099 for the quarter ended March 31, 2010. The decrease is directly related to the write off of assets at year ended December 31, 2010. The depletion expense for the quarter ended March 31, 2011 was $1,473 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $24,363 in depletion expenses for the quarter ended March 31, 2010. The decrease is related to the sale of certain oil and gas interests during the previous year.

OTHER INCOME AND EXPENSES

During the three months ended March 31, 2011, interest income was $0, compared to $5,771 during three months ended March 31, 2010, representing a decrease of $5,771. The decrease relates to the write off of the note receivable during 2010.

During the quarter ended March 31, 2011 the company realized a gain on the extinguishment of debt in the amount of $2,272. This is related to the settlement of debts for oil interest that took place during the quarter.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $143,478 for the quarter ended March 31, 2011, compared to a net loss of $302,217 for the quarter ended March 31, 2010, a decrease of $158,739. The decrease in net loss is partially attributable to a decrease lease operating expense and depletion expense as compared to the three months ended March 31, 2010.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash in the amount of $569 and a working capital deficit of $388,885. In addition, our stockholders' deficit was $414,278 at March 31, 2011.

Our accumulated deficit increased from $15,429,712 at December 31, 2010 to $15,573,190 at March 31, 2011.

Our operations increased net cash of $197 during the quarter ended March 31, 2011, compared to $28,804 during the quarter ended March 31, 2010, an increase of $29,001.

Net cash provided by investing activities was $0 for the quarter ended March 31, 2011 and $24,363 for the quarter ended March 31, 2010.

Our financing activities provided net cash of $0 during the quarter ended March 31, 2011, compared to net cash of $5,179 during the quarter ended March 31, 2010.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

 Mr. Griffith serves as our principal executive officer and as our principal accounting and financial officer.

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

CONCLUSIONS

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are ineffective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission's rules and forms. The company currently working to improve all areas, inclusive of the effectiveness of the controls.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2011, other than the lawsuit disclosed in the previous paragraph, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

Date: May 23, 2011

By: /s/ Jason F. Griffith
---------------------
Jason F. Griffith
Chief Executive Officer,
and Chief Financial Officer