Form 10-Q
period 2011-06-30
AMERIGO ENERGY, INC.
filed 2011-08-15
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2011

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

20,524,824 shares of common stock, $0.001 par value, as of July 27, 2011

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             AMERIGO ENERGY, INC.
                          CONSOLIDATED BALANCE SHEET

                                BALANCE SHEETS

                                                         As of        As of
							June 30,    December 31,
							  2011          2010
							 --------    ---------
ASSETS
Current assets
Cash                                                          465         $372
Accounts receivable                                             -       12,416
			 				 --------    ---------
Total current assets                                          465       12,788

Other current assets
Advances to related party                                   5,776        5,455
							 --------    ---------
Total other current assets                                  5,776        5,455

Property, plant and equipment
Development wells, net of depletion                         2,151      151,749
Software, net                                               3,675        4,284
							 --------    ---------
Total property, plant and equipment                         5,826      156,034

Other Assets
  Deposits                                                    950          950
						  	 --------    ---------
Total other assets                                            950         $950
						 	 --------    ---------
Total assets                                               13,017     $175,227
							 ========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                   27,989     $139,936
Accounts payable - related party                          179,482      201,250
Advances from related parties                              38,361       38,873
Payroll liabilities                                        67,814       55,980
Judgement payable                                         120,000      120,000
							 --------    ---------
Total current liabilities                                 433,647      556,039

Long-term liabilities
Notes payable - related parties                                 -      368,904
Accrued interest - related parties                         38,036       38,036
							 --------    ---------
Total liabilities                                         471,682      962,979

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
  & 500,000 shares outstanding at June 30, 2011)              500          500
Common stock; $.001 par value;
  100,000,000 shares authorized;
  20,555,547 shares outstanding
  at June 30, 2011                                         31,067       33,356
Additional paid-in capital                             15,127,345   14,608,105
Accumulated deficit                                   (15,617,577) (15,429,712)
						      ----------- -------------
Total stockholders' (deficit)                            (458,665)    (787,751)
						      ----------- -------------
Total liabilities and stockholders' (deficit)         $    13,017     $175,227
						      =========== =============

			The above financials should be read in conjunction with the notes to the financial statements which are below.

                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      RESTATED                      RESTATED
                                                          Six Months Ended             Three Months Ended
							 June 30,     June 30,         June 30,     June 30,
							   2011        2010              2011         2010
							----------------------	       ---------------------
Revenue
Oil revenues                                              20,909      87,722             2,137      50,387
Gas revenues                                              12,315      45,460                 -      22,450
Rental income                                                  -       3,390                 -           -
							----------------------	       ---------------------
Total Revenue                                             33,224     136,572             2,137      72,837

Operating expenses
Lease operating expenses                                  21,489      84,414             2,284      50,530
Compensation expense                                           -           -                 -           -
Consulting expense                                             -           -                 -           -
Selling, general and administrative                       13,068      16,057             4,872       7,917
Professional fees                                        203,500     267,168            56,000     149,396
Depreciation and amortization expense                        610      15,747               305       7,648
Depletion expense                                          1,510      35,625                37      11,262
							----------------------	       ---------------------
Total operating expenses                                 240,177     419,010            63,498     226,754

							----------------------	       ---------------------
Loss from operations                                    (206,953)   (282,438)          (61,360)   (153,917)

Other income (expenses):
Interest expense                                               -    (13,673)                 -     (6,942)
Loss on investment in GreenStart, Inc.                         -    (42,236)                 -           -
Write off of assets/Loss on sale of assets                     -    (22,083)                 -    (22,083)
Interest income                                                -           -                 -     (5,771)
Other expense                                              (157)   (120,000)                 -           -
Gain on extinguishment of debt - related party            19,245           -            16,973           -
							----------------------	       ---------------------
Total other income (expenses)                             19,088   (197,992)            16,973    (34,795)

							----------------------	       ---------------------
Loss before provision for income taxes                  (187,865)   (480,430)          (44,387)   (188,713)

Net loss                                               $(187,865)  $(480,430)         $(44,387)  $(188,713)
						       =======================        ======================

Basic and diluted (loss) per common share                 (0.01)      (0.02)            (0.00)      (0.01)
						       =======================        ======================

Basic and diluted weighted average common shares
outstanding                                            20,555,547  22,814,331         20,555,547  22,814,331
						       =======================        ======================


			The above financials should be read in conjunction with the notes to the financial statements which are below.



                             AMERIGO ENERGY, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             6 MONTHS ENDED  6 MONTHS ENDED
                                                              June 30,	        June 30,
							       2011                2010
							-------------------------------------

Cash flows from operating activities:
Net loss                                                     $(187,865)    	$(480,430)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock issued for services / settle debt                        147,979      	       -
Debts settled with oil interest                                 (2,988)                -
Stock issued to purchase assets					    69		  335,754
Impairment of assets                                                -          	   42,236
Judgment payable                                                    -          	  120,000
Depletion, depreciation and amortization                           610       	   15,747
Changes in operating assets and liabilities:
Increase in accounts receivable                                 12,416         	 (29,756)
Increase / (decrease) in accounts payable                       (8,154)       	  77,107
Increase / (decrease) in accounts payable - related party       26,988      	 (97,769)
Increase / (decrease) in advances from related parties            (321)      	 (19,234)
Increase / (decrease) in accrued payroll			11,322		       -
							   -------------      -----------
Net cash used by operating activities                        $      56     	$(36,345)


Cash flows from investing activities:
(Purchase) sale of oil and gas interests                     $      35        	  24,363
							   -------------      -----------
Net cash used by investing activities                        $       -        	$ 24,363

Cash flows from financing activities:
Increase in stock payable                                            -        	   5,179
							   -------------      -----------
Net cash provided by financing activities                           $-       	  $5,179
							   -------------      -----------

Net increase in cash                                                91       	  (6,803)
							   =============      ===========

Cash, beginning of period                                          372       	   6,861

Cash, end of period                                           	   463       	      58


Supplementary cash flow information:
Cash payments for income taxes                                       -             	-
Cash payments for interest                                           -            	-
Stock issued for services                                            -            	-
Oil interest used to settle debts                               (8,099)           	-



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

Recent pronouncements:

The Company's management has reviewed all of the FASB's Accounting Standard Updates through June 30, 2011 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,617,576 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.


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

The following is a summary of the restatements for June 30, 2010

                           Increase (Decrease)
                            in Account/Amount
Total Assets                     (1,794,140)
Total Stockholders Equity        (1,790,642)
Net Income (Loss)                    (1,559)
Net Income (Loss) per share           (0.01)


The effect on the company's previously issued June 30, 2010 financial statements is summarized as follows:

Balance Sheet as of June 30, 2010

                                               Previously       Increase
                                                Reported       (Decrease)        Restated

Current Assets                                   587,457        (482,045)         105,412
Other Assets                                   1,793,049      (1,312,095)         480,954
                          		       ---------      -----------         -------
Total Assets                                   2,380,506      (1,794,140)         586,366

Current Liabilities                              781,025          (3,500)         777,526
Other Liabilities                                392,684               -          392,684
                          		       ---------      -----------         -------
Total Liabilities                              1,173,709          (3,500)       1,170,209
Stockholders' Equity                           1,206,798      (1,790,642)        (583,844)
                          		       ---------      -----------         -------
Total Liabilities and Stockholders' Deficit    2,380,507      (1,794,142)         586,366



Statement of Operations for quarter ended June 30, 2010



                                Previously      Increase
                                 Reported      (Decrease)      Restated

Net Sales                         136,572              -        136,572
Operating Expenses                432,110        (13,100)       419,010
				----------    -----------     -----------
Income (Loss) from Operations    (295,538)       (13,100)      (282,438)
Other income (expenses)          (186,451)        11,541       (197,992)
				----------    -----------     -----------
Net Income (Loss)                (481,989)        (1,559)      (480,430)



NOTE 3 - OIL AND GAS LEASES

DURING THE SIX MONTHS ENDED JUNE 30, 2011:

On March 1, 2011 the company settled $150,361 in debt on the company books with oil interest held by the company in leases operated by H Petro R.

For the six months ended June 30, 2011, the Company generated royalties on producing oil and gas properties in the amount of $33,224. For the six months ended June 30, 2010, the Company generated royalties on producing oil and gas properties in the amount of $136,572.

The depletion expense for the six months ended June 30, 2011 and 2010 was $1,510 and $35,625, respectively, was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties.

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

As of June 30, 2011, the company settled all of the principle amounts on these notes leaving only the accrued interest in the amount of $38,036.

NOTE 5 - STOCKHOLDERS' EQUITY

As of June 30, 2011, there were 20,555,547 shares of common stock outstanding and 500,000 preferred shares outstanding.

DURING THE SIX MONTHS ENDED JUNE 30, 2011, THE COMPANY  ISSUED  COMMON STOCK AS
FOLLOWS:

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

During the quarter ended June 30, 2011, the company entered into a settlement agreement with Granite Energy, Inc. for the return of 8,500,000 shares of the company's common stock. These shares were returned to the company's treasury and our outstanding shares decreased.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company had $67,814 in accrued payroll payable to the Company's current and former officers.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $162,995 as of June 30, 2011 which is included as part of Accounts payable
- related party in the accompanying financial statements.

As discussed in Note 4, the Company had issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests in the Justice Heirs A, B, and C leases operated by SWJN Oil Company. The obligations will be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. The monthly payment amount is not to exceed seventy five percent (75%) of the minimum net revenue interest (NRI) from the prior month's production. As of June 30, 2010, the balance outstanding was $368,904 and interest had been accrued in the amount of $23,780. A material relationship exists between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LCC and the Company in that it is managed by a firm owned by the CEO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company. As of June 30, 2011, the company settled all of the principle amounts on these notes leaving only the accrued interest in the amount of $38,036.

NOTE 7 - SUBSEQUENT EVENTS

The Company's auditor was served a subpoena by the judgment holder and was verbally notified by the judgment holder that he was planning on petitioning for the company to be assigned a receiver by the courts in Nevada. The Company has not been served with this paperwork, but when received, the company will respond accordingly through legal counsel.

The Company has evaluated subsequent events through August 14, 2011, the date which it has made its financial statements available, and has identified no significant reportable events through that date other than that listed above.


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

The company's website address is ttp://www.amerigoenergy.com; however, the site has recently come down and is being revamped to account for the updates to the company's business plan. Our website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.


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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K/A for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 29, 2011.

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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the three months ended June 30, 2011, the Company generated royalties on producing oil and gas properties in the amount of $2,137. For the three months ended June 30, 2010, the Company generated $72,837 in revenues from royalties on producing oil and gas properties.

For the six months ended June 30, 2011, the Company generated royalties on producing oil and gas properties in the amount of $33,224. For the six months ended June 30, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $133,182.

OPERATING EXPENSES

THREE MONTHS ENDED:

Lease Operating - Lease operating expense for the three months ended June 30, 2011 totaled $2,284 as compared to $50,530 for the three months ended June 30, 2010. The decrease is directly related to the sale of the Company's interest in most of their leases.

General and Administrative - General and administrative expenses were $4,872 for the three months ended June 30, 2011, compared to $7,917 for the three months ended June 30, 2010.

Professional Fees - Professional fees for the three months ended June 30, 2011 were $56,000 as compared to $149,396 for the three months ended June 30, 2010. The decrease was related to the decrease in the use of consultants and a decrease in accounting fees.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $305 for the three months ended June 30, 2011 compared to $7,648 for the three months ended June 30, 2010. The decrease is directly related to the write off of assets at year ended December 31, 2010. The depletion expense for the three months ended June 30, 2011 was $37 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $11,262 in depletion expenses for the three months ended June 30, 2010. The decrease is related to the sale of certain oil and gas interests during the previous year.

SIX MONTHS ENDED:

Lease Operating - Lease operating expense for the six months ended June 30, 2011 totaled $21,489 as compared to $84,414 for the six months ended June 30, 2010. The decrease is directly related to the sale of the Company's interest in most of their leases.

General and Administrative - General and administrative expenses were $13,068 for the six months ended June 30, 2011, compared to $16,057 for the six months ended June 30, 2010.

Professional Fees - Professional fees for the six months ended June 30, 2011 were $203,500 as compared to $267,168 for the six months ended June 30, 2010. The decrease was related to the decrease in the use of consultants and a decrease in accounting fees.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $610 for the six months ended June 30, 2011 compared to $15,747 for the six months ended June 30, 2010. The decrease is directly related to the write off of assets at year ended December 31, 2010. The depletion expense for the six months ended June 30, 2011 was $1,510 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $35,625 in depletion expenses for the six months ended June 30, 2010. The decrease is related to the sale of certain oil and gas interests during the previous year.

OTHER INCOME AND EXPENSES

During the six months ended June 30, 2011, interest expense was $0, compared to $13,673 during the six months ended June 30, 2010, representing a decrease of $13,673. The decrease relates to the write off of the note receivable during 2010.

During the six months ended June 30, 2011 the company realized a gain on the extinguishment of debt in the amount of $19,246. This is related to the write of off payable accounts that were part of the purchase agreement with Granite Energy.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

The Company realized a net loss of $44,387 for the three months ended June 30, 2011, compared to a net loss of $188,713 for the three months ended June 30, 2010, a decrease of $144,326. The decrease in net loss is partially attributable to a decrease lease operating expense and depletion expense as compared to the three months ended June 30, 2010.

The Company realized a net loss of $187,865 for the six months ended June 30, 2011, compared to a net loss of $480,430 for the six months ended June 30, 2010, a decrease of $292,565. The decrease in net loss is partially attributable to a decrease lease operating expense and depletion expense as compared to the six months ended June 30, 2010.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had cash in the amount of $463 and a working capital deficit of $433,181. In addition, our stockholders' deficit was $458,665 at June 30, 2011.

Our accumulated deficit increased from $15,429,712 at December 31, 2010 to $15,617,577 at June 30, 2011.

Our operations earned net cash of $56 during the 6 months ended June 30, 2011, compared to $36,346 during the 6 months ended June 30, 2010, a decrease of $36,402.

Net cash provided by investing activities was $37 for the 6 months ended June 30, 2011 and $24,363 for the 6 months ended June 30, 2011.

Our financing activities provided net cash of $0 during the 6 months ended June 30,2011,compared to net cash of $5,179 during the 6 months ended June 30, 2010.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the six months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

The Company's auditor was served a subpoena by the judgment holder and was verbally notified by the judgment holder that he was planning on petitioning for the company to be assigned a receiver by the courts in Nevada. The Company has not been served with this paperwork, but when received, the company will respond accordingly through legal counsel.

As of June 30, 2011, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

Date: August 15, 2011

           By: /s/ Jason F. Griffith
               ---------------------
           Jason F. Griffith
           Chief Executive Officer,
           and Chief Financial Officer