Form 10-Q
period 2011-09-30
AMERIGO ENERGY, INC.
filed 2011-11-21
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

20,524,824 shares of common stock, $0.001 par value, as of November 15, 2011

                               TABLE OF CONTENTS


  ITEM 1. FINANCIAL STATEMENTS................................................2
    CONSOLIDATED BALANCE SHEET................................................3
    CONSOLIDATED STATEMENT OF OPERATIONS......................................4
    CONSOLIDATED STATEMENT OF CASH FLOWS......................................5
    NOTES TO FINANCIAL STATEMENTS.............................................6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........12
  ITEM 4. CONTROLS AND PROCEDURES............................................13

PART II - OTHER INFORMATION..................................................14
  ITEM 1. LEGAL PROCEEDINGS..................................................14
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................15
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................15
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................15
  ITEM 5. OTHER INFORMATION..................................................16
  ITEM 6. EXHIBITS...........................................................16

SIGNATURES...................................................................17


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                BALANCE SHEETS

                                                    	AS OF        	AS OF
                                                  	SEPTEMBER 30, 	DECEMBER 31,
							2011  		2010
ASSETS

Current assets
Cash                                                  	    	361     $       372
Accounts receivable                                         	  -          12,416
							------------	------------
Total current assets                                  	    	361          12,788

Other current assets
Advances to related party 				      5,554	      5,455
							------------	------------
Total other current assets				      5,554	      5,455


Property, plant and equipment
Development wells, net of depletion			      2,114	    151,749
Software, net						      3,370	      4,284
							------------	------------
Total property, plant and equipment			      5,484	    156,034

Other Assets
  Deposits                                             	   	950             950
							------------	------------
Total other assets                                     	 	950     $       950

							------------	------------
Total assets						     12,349	$   175,227
							============	============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

00Current liabilities
Accounts payable and accrued liabilities                     36,123     $   139,936
Accounts payable - related party                            184,002         201,250
Advances from related parties				     38,361          38,873
Lawsuit settlement payable				    120,000               -
Payroll liabilities					     18,000          55,980
Judgement payable                                         	  -         120,000
							------------	------------
Total current liabilities				    396,486         556,039

Long-term liabilities
Notes payable - related parties                           	  -         368,904
Accrued interest - related parties			     38,036          38,036
							------------	------------
Total liabilities					    434,522         962,979

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at Sept. 30, 2011)			500             500
Common stock; $.001 par value; 100,000,000
shares authorized; 20,555,547 shares outstanding
at Sept. 30, 2011					     31,067    	     33,356
Additional paid-in capital                         	 15,225,068   	 14,608,105
Accumulated deficit                              	(15,678,809) 	(15,429,712)
							------------	------------
Total stockholders' (deficit)				   (422,174)   	   (787,751)
							------------	------------
Total liabilities and stockholders' (deficit)		     12,349     $   175,227
							============	============



                               INCOME STATEMENTS


								RESTATED                      RESTATED
							NINE MONTHS			THREE MONTHS
							ENDED 				ENDED
							SEPTEMBER      	SEPTEMBER      	SEPTEMBER      	SEPTEMBER
							30, 2011        30, 2010        30, 2011        30, 2010
							-------------------------	------------------------

Revenue
Oil revenues						   22,748     	109,237             1,839	 21,515
Gas revenues						   12,315	 52,335                -          6,875
Rental income							-	  3,390                -              -
							-----------------------		------------------------
Total Revenue						   35,063	164,963            1,839         28,390

Gross Profit						   35,063	164,963            1,839          28,390

Operating expenses
Lease operating expenses                                   23,814        94,466            2,325         10,053
Selling, general and administrative			   17,058	 23,583            3,989          7,526
Professional fees					  247,000	384,541		  43,500        118,983
Depreciation and amortization expense			      915	 22,444		     305          6,698
Depletion expense					    1,547	 14,792               37          3,536
							-----------------------		------------------------
Total operating expenses                                  290,334       539,827           50,157        146,795
							-----------------------		------------------------
Loss from operations					 (255,271)    (374,865)          (48,318)      (118,405)

Other income (expenses):
Interest expense                                                -      (20,778)                 -        (7,105)
Loss on investment in GreenStart, Inc.				-      (42,236)			-	(42,236)
Write off of assets/Loss on sale of assets			-     (149,991)			-      (127,908)
Other expense						     (157)    (120,000)			-	      -
Gain on extinguishment of debt				    6,331	     -			-	      -
							-----------------------		------------------------
Total other income (expenses)				    6,174     (333,005)			-      (177,249)
							-----------------------		------------------------
Loss before provision for income taxes			(249,097)     (707,870)		 (48,318)      (295,654)

Provision for income taxes					-            -		       -              -

Net loss                                                $(249,097)  $(707,870)          $(48,318)     $(295,654)
							=======================		========================

Basic and diluted (loss) per common share		    (0.01)	(0.03)		  (0.00)          (0.01)
							=======================		========================
Basic and diluted weighted average common shares
outstanding						20,524,824   22,814,331          20,524,824   22,814,331
							=======================		========================



                                   CASH FLOW


											RESTATED
								9 MONTHS ENDED		NINE MONTHS ENDED
								SEPTEMBER 30, 2011    	SEPTEMBER 30, 2010
Cash flows from operating activities:
Net loss                                                                (249,097)               (707,870)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Rounding error								     (13)		       -
Stock issued for services / settle debt					 147,979                  22,083
Debts settled with oil interest						  (2,988)
Stock issued to purchase assets						      69
Depletion, depreciation and amortization                                   7,308                  96,328
Impairment of assets                                                           -		  37,626
Judgment payable                                                               -                 42,236
Increase in accounts receivable						   12,416		 (19,711)
Increase / (decrease) in accounts payable				      (20)		  39,253
Increase / (decrease) in accounts payable - related party		   31,508		  31,500
Increase / (decrease) in advances from related parties			     (321)		 120,000
Increase / (decrease) in accrued payroll                                   53,148                189,000
								-----------------	-----------------

Net cash used by operating activities				$	     (11) 	$	(149,555)


Cash flows from investing activities:
Sale of office building									$	  27,169
Disposal of Oil Leases									$	 162,700
								-----------------	-----------------
Net cash used by investing activities				$	      -        	$	 189,869


Cash flows from financing activities:
Loan to (from) related party						      -		$	(46,871)
Net cash provided by financing activities			$	      -        	$	(46,871)
								-----------------	-----------------

Net increase in cash							    (11)		 (6,557)

Cash, beginning of period						    372			  6,861
								-----------------	-----------------

Cash, end of period							    361		$	    304
								-----------------	-----------------


Supplementary cash flow information:
Cash payments for income taxes
Cash payments for interest
Supplementary cash flow information:
Interest paid
Oil interest used to settle debts                               	  (8,099)

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

Recent pronouncements:

The Company's management has reviewed all of the FASB's Accounting Standard Updates through September 30, 2011 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,581,086 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.


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

The following is a summary of the restatements for September 30, 2010

                           	Increase (Decrease)
                            	in Account/Amount
Total Assets                       (596,277)
Total Stockholders Equity          (592,798)
Net Income (Loss)                (1,199,424)
Net Income (Loss) per share           (0.01)

The effect on the company's previously issued September 30, 2010 financial statements is summarized as follows:


Balance Sheet as of September 30, 2010

                                           	Previously
                                           	Reported 	(Decrease)	Restated

Current Assets                              	181,043		(44,984)         136,059
Other Assets                                	792,692		(551,293)	 241,399
						-------		---------	--------
Total Assets                                	973,735		(596,277)	 377,458

Current Liabilities                         	536,203   	  (3,500)	 532,703
Other Liabilities                           	399,789			0	 399,789
						-------		---------	--------
Total Liabilities                           	935,992   	  (3,500)	 932,492
Stockholders' Equity                        	 37,744		(592,778)	(555,034)
						-------		---------	--------
Total Liabilities and Stockholders' Deficit   	973,736		(596,278)	 377,458


Statement of Operations for quarter ended September 30, 2010

                                    		Previously        Increase
                                     		Reported          (Decrease)	Restated

Net Sales                             	   	  164,963                -	 164,963
Operating Expenses                         	  598,919	   (59,092)	 539,827
						  -------	  ---------	--------
Income (Loss) from Operations        	  	 (433,957)          (59,092)	(374,865)
Other income (expenses)				(1,473,337)	 (1,140,332)	(333,005)
						----------	  ---------	--------
Net Income (Loss)				(1,907,294)	 (1,199,424)	(707,870)



NOTE 3 - OIL AND GAS LEASES

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2011:

On March 1, 2011 the company settled $150,361 in debt on the company books with oil interest held by the company in leases operated by H Petro R.

On September 1, 2011 the company settled $102,723 in debt on the company books with oil interest held by the company. These leases were previously written off due to non production which resulted in an increase in paid in capital on the books of the company. .

For the nine months ended September 30, 2011, the Company generated royalties on producing oil and gas properties in the amount of $35,063. For the nine months ended September 30, 2010, the Company generated royalties on producing oil and gas properties in the amount of $164,963.

The depletion expense for the nine months ended September 30, 2011 and 2010 was $1,547 and $14,792, respectively, was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties.

NOTE 4 - NOTES PAYABLE

As of December 31, 2010, the Company had issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests. The obligations were to be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance.

As of September 30, 2011, the company settled all of the principle amounts on these notes leaving only the accrued interest in the amount of $38,036.

On September 1, 2011 the company settled $102,723 in debt on the company books with oil interest held by the company. These leases were previously written off due to non production which resulted in an increase in paid in capital on the books of the company. The CEO of the company settled $24,000 of monies owed to him for a minority interest in the West Burke lease.

NOTE 5 - STOCKHOLDERS' EQUITY

As of September 30, 2011, there were 20,555,547 shares of common stock outstanding and 500,000 preferred shares outstanding.

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2011, THE COMPANY ISSUED COMMON STOCK AS FOLLOWS:

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

The company did not issue any common or preferred stock during the quarter ended September 30, 2011.

The company settled $102,723 of debts on the companies books to related parties with written off non-performing assets, which resulted in an increase in additional paid in capital on the books of the company.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company had $18,000 in accrued payroll payable to the Company's current officers.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $8,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $181,173 as of September 30, 2011 which is included as part of Accounts payable - related party in the accompanying financial statements.

As discussed in Note 4, the Company had issued three notes payable for a total of $373,365 as part of the purchase of certain lease oil, gas, and mineral interests. The obligations were to be paid monthly for a period of five years with interest of seven percent (7%) accruing on the outstanding balance. A material relationship existed between Bullfrog Management, LLC and the Company in that Bullfrog Management, LLC is managed by the wife of S. Matthew Schultz, the former CEO of Amerigo Energy. A material relationship also exists between Peachtree Consultants, LLC and the Company in that it is managed by a firm owned by the CEO of Amerigo Energy, Jason F. Griffith. Jacque Lybbert is the wife of Bruce Lybbert, a former Director of the Company. As of September 30, 2011, the company settled all of the principle amounts on these notes leaving only the accrued interest in the amount of $38,036.

On September 1, 2011 the company settled $102,723 in debt on the company books with oil interest held by the company. These leases were previously written off due to non production which resulted in an increase in paid in capital on the books of the company. The CEO of the company settled $24,000 of monies owed to him for a minority interest in the West Burke lease.

NOTE 7 - SUBSEQUENT EVENTS

The Company's auditor was served a subpoena by the judgment holder and was verbally notified by the judgment holder that he was planning on petitioning for the company to be assigned a receiver by the courts in Nevada. The company was served paperwork regarding a receivership hearing and responded through legal counsel. The hearing has not taken place at the court as the parties have been attempting to come to a resolution prior to going to the hearing.

The Company was given a copy of a lawsuit, which was filed in Utah, by a couple claiming damages. Management has assessed the merits of the claim, along with the evidence available and feels the Company has no exposure. Management will be seeking counsel in Utah to respond accordingly.

The Company has evaluated subsequent events through November 18, 2011, the date which it has made its financial statements available, and has identified no significant reportable events through that date other than listed above.


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

INTRODUCTION

The Company derives its revenues from its producing oil and gas properties, of which the substantial majority are predominantly oil properties. These properties consist of working interests in producing oil wells having proved reserves. Our capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders. The company is currently entertaining additional opportunities for purchase of oil leases as well as other business acquisitions to enhance shareholder value.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q.

OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the three months ended September 30, 2011, the Company generated royalties on producing oil and gas properties in the amount of $1,839. For the three months ended September 30, 2010, the Company generated $28,390 in revenues from royalties on producing oil and gas properties.

For the nine months ended September 30, 2011, the Company generated royalties on producing oil and gas properties in the amount of $35,063. For the nine months ended September 30, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $164,963.

OPERATING EXPENSES

THREE MONTHS ENDED:

Lease Operating - Lease operating expense for the three months ended September 30, 2011 totaled $2,325 as compared to $10,053 for the three months ended September 30, 2010. The decrease is directly related to the sale of the Company's interest in most of their leases.

General and Administrative - General and administrative expenses were $3,989 for the three months ended September 30, 2011, compared to $7,526 for the three months ended September 30, 2010.

Professional Fees - Professional fees for the three months ended September 30, 2011 were $43,500 as compared to $118,983 for the three months ended September 30, 2010. The decrease was related to the decrease in the use of consultants and a decrease in accounting fees.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $305 for the three months ended September 30, 2011 compared to $6,698 for the three months ended September 30, 2010. The decrease is directly related to the write off of assets at year ended December 31, 2010. The depletion expense for the three months ended September 30, 2011 was $37 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $3,536 in depletion expenses for the three months ended September 30, 2010. The decrease is related to the sale of certain oil and gas interests during the previous year.

NINE MONTHS ENDED:

Lease Operating - Lease operating expense for the nine months ended September 30, 2011 totaled $23,814 as compared to $94,466 for the nine months ended September 30, 2010. The decrease is directly related to the sale of the Company's interest in most of their leases.

General and Administrative - General and administrative expenses were $17,058 for the nine months ended September 30, 2011, compared to $23,583 for the nine months ended September 30, 2010.

Professional Fees - Professional fees for the nine months ended September 30, 2011 were $247,000 as compared to $384,541 for the nine months ended September 30, 2010. The decrease was related to the decrease in the use of consultants and a decrease in accounting fees.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $915 for the nine months ended September 30, 2011 compared to $22,444 for the nine months ended September 30, 2010. The decrease is directly related to the write off of assets at year ended December 31, 2010. The depletion expense for the nine months ended September 30, 2011 was $1,547 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. There was $14,792 in depletion expenses for the nine months ended September 30, 2010. The decrease is related to the sale of certain oil and gas interests during the previous year.

OTHER INCOME AND EXPENSES

During the nine months ended September 30, 2011, interest expense was $0, compared to $20,778 during the nine months ended September 30, 2010, representing a decrease of $20,778. The decrease relates to the write off of the note receivable during 2010.

The company recorded a gain of $6,331 on extinguishment of debt in relation to debts from non-related parties the company was able to settle during the period ended September 30, 2011.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

The Company realized a net loss of $48,318 for the three months ended September 30, 2011, compared to a net loss of $295,654 for the three months ended September 30, 2010, a decrease of $247,336. The decrease in net loss is partially attributable to a decrease lease operating expense and depletion expense as compared to the three months ended September 30, 2010.

The Company realized a net loss of $249,097 for the nine months ended September 30, 2011, compared to a net loss of $707,870 for the nine months ended September 30, 2010, a decrease of $458,773. The decrease in net loss is partially attributable to a decrease lease operating expense and depletion expense as compared to the nine months ended September 30, 2010.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash in the amount of $361 and a working capital deficit of $390,571. In addition, our stockholders' deficit was $422,174 at September 30, 2011.

Our accumulated deficit increased from $15,429,712 at December 31, 2010 to $15,678,809 at September 30, 2011.

Our operations used net cash of $11 during the 9 months ended September 30, 2011, compared to losing ($149,555) during the quarter ended September 30,2010, a decrease of $149,544.

Net cash provided by investing activities was $0 for the 9 months ended September 30, 2011 and $189,869 for the 9 months ended September 30, 2010.

Our financing activities provided net cash of $0 during the 9 months ended September 30, 2011, compared to net cash of $46,871 during the 9 months ended September 30, 2010.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the nine months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Amerigo has signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The company has not kept current with the agreement and the individuals promissory note has now been escalated to a judgment against the company. As of the date of this filing, terms of settling the judgment have not been resolved. The company was served paperwork regarding a receivership hearing and responded through legal counsel. The hearing has not taken place at the court as the parties have been attempting to come to a resolution prior to going to the hearing.

The Company was given a copy of a lawsuit, which was filed in Utah, by a couple claiming damages. Management has assessed the merits of the claim, along with the evidence available and feels the Company has no exposure. Management will be seeking counsel in Utah to respond accordingly.

As of November 17, 2011, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


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

Date: November 17, 2011

           By: /s/ Jason F. Griffith
               ---------------------
           Jason F. Griffith
           Chief Executive Officer,
           and Chief Financial Officer