Form 10-K
period 2011-12-31
AMERIGO ENERGY, INC.
filed 2012-04-16
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ({section}
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ({section} 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]
Accelerated filer     		[ ]
Non-accelerated filer 		[ ]
(Do not check if a smaller reporting company)
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)  	[ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 25,524,824 shares of common stock outstanding as of March 15, 2012


                               TABLE OF CONTENTS

PART I.
ITEM 1. DESCRIPTION OF BUSINESS...............................................5
ITEM 1A. RISK FACTORS.........................................................5
ITEM 1B. UNRESOLVED STAFF COMMENTS...........................................11
ITEM 2. DESCRIPTION OF PROPERTIES............................................11
ITEM 3. LEGAL PROCEEDINGS....................................................15
ITEM 4. MINE SAFETY DISCLOSURES..............................................16
PART II........................................................................
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............16
ITEM 6. SELECTED FINANCIAL DATA..............................................18
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS................................................................18
ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK..............20
ITEM 8. FINANCIAL STATEMENTS.................................................20
ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.........................................................38
ITEM 9A(T). CONTROLS AND PROCEDURES..........................................38
ITEM 9B. OTHER INFORMATION...................................................39
PART III.......................................................................
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............40
ITEM 11. EXECUTIVE COMPENSATION..............................................41
ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS..................................................43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................44
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES..............................45
PART IV........................................................................
ITEM 15. EXHIBITS............................................................45

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

The Amerigo Energy's business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company has been forced to reconsider its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company's books as well as looking to diversify the investment holdings, while still maintaining limited interest in oil leases.

Our wholly-owned subsidiary, Amerigo, Inc., incorporated in Nevada on January 11, 2008, holds minimal assets, including oil lease interests.

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

The Company's website address is http://www.amerigoenergy.com; however, the site has come down and is being revamped to account for the updates to the company's business plan.

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

We Have a History

Since Amerigo Energy's inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2011 and December 31, 2010 we incurred net losses of $301,445 and $940,593, respectively. Our accumulated deficit as of December 31, 2011 was $15,731,157. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy's lack of current business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

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

"Going Concern" Qualification

As a result of Amerigo Energy's deficiency in working capital at December 31, 2011 and other factors, Amerigo Energy's auditors have stated in their report that there is substantial doubt about Amerigo Energy's ability to continue as a going concern. In addition, Amerigo Energy's cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Amerigo Energy be unable to continue existence.

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

The Company depends greatly on the efforts of our executive officer and other key personnel to manage our operations. The loss or unavailability of any of our executive officer or other key personnel could have a material adverse effect on our business.

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

As a public company the Company will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, has increased our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. DESCRIPTION OF PROPERTIES

The corporate offices of the Company are located in Henderson, Nevada, at 2580 Anthem Village Drive, Henderson, NV 89052. The Company does not pay rent at this space as of 4th quarter 2011; however as operations increase this should change.

CURRENT OIL AND GAS PROPERTIES

The Company, in October 2008, acquired its first oil and gas interests and properties. The following descriptions of our oil interests include the amounts acquired in the reorganization as well as interests that were purchased with shares of our Common Stock in 2008 and 2009. Please see the Note 2 to the Financial Statements for accounting policies related to these oil and gas properties. Also note many of these interests have been sold or disposed of by the company.

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

As of December 31, 2011, the Company holds a 41.54% total working interest and 30.95% net revenue interest in West Burke.

During the year ended December 2011, the lease did not produce any barrels of oil. No revenue has been recognized from the lease. No impairment has been determined necessary for the West Burke leases as of December 31, 2011.

In 2011, the Company sold and used its interest in the West Burke lease to settle $72,814 of debt on the Company's books.



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

During the year ended December 2011, the lease produced a total of 1,599.83 barrels of oil at an average price of $89.95 per barrel for the year ended December 31, 2011. Net revenues of $2,649 have been recognized from revenues of $6,531 net of lease operating expenses in the amount of $3,882.

During November 2011 the Company sold half of its interest in the Phillips B for $2,445.04 and used the other half of the interest to settle debts on the company's books. As of December 31, 2011 the company held no interest in the Phillips B lease.


OIL AND GAS PRODUCING PROPERTIES

MELISSA HENSLEY (GOLDFINCH 1)

The Melissa Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 27.96% working interest and 20.97% net revenue interest on October 31, 2008. In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock. In the year ended December 31, 2009, the Company acquired an additional 5.48% working interest and 4.11% net revenue interest with the issuance of our Common Stock. In March 2011 the company settled debts with all of their interest in the Melissa Hensley Lease.

As of December 31, 2011, the Company holds no interest in the Melissa Hensley lease.

During the year ended December 2010, the lease produced a total of 22,059 MCF's of gas at an average price of $4.54 per MCF, and 732 barrels of oil at an average price of $73.08 per barrel. This resulted in estimated revenue of $63,905 and estimated lease operating expenses of $34,316 for a net estimated revenue to the Company of $29,589.

During the year ended December 2011, the Company's interest in the lease produced approximately 1,771 MCF's of gas at an average price of $4.85 per MCF, and 82 barrels of oil at an average price of $86.04 per barrel. This resulted in revenue of $14,497 and lease operating expenses of $12,594 for a net revenue to the Company of $1,903.

As the interest in the lease was used to settle debts, the carrying value of the interests at December 31, 2011 and 2010, net of depletion, was $0 and $51,676, respectively.


DJ HANKS (GOLDFINCH 4)

The DJ Hanks well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 5.27% working interest and 3.95% net revenue interest on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 43.08% working interest and 32.31% net revenue interest with the issuance of our Common Stock. In 2010, the company purchased 3.20% working interest in the Kunkel Lease from an investor by giving the investor 10% working interest in the DJ Hanks Lease. In March 2011 the company settled debts with all of their interest in the DJ Hanks Lease. Due to administrative errors on the part of the assignments and delays coming in late, the company retains an approximate 1.34% interest in the lease.

As of December 31, 2011, the Company holds an approximate 1.34% interest in the DJ Hanks lease.

During the year ended December 2010, the lease produced a total of 4,576 MCF's of gas at an average price of $7.56 per MCF, and 1,071 barrels of oil at an average price of $74.14 per barrel. This resulted in revenue of $24,822 and lease operating expenses of $7,543 for a net revenue to the Company of $17,279.

During the year ended December 2011, the Company's interest in the lease produced 217.48 MCF's of gas at an average price of $8.26 per MCF, and 51.95 barrels of oil at an average price of $86.04 per barrel. This resulted in revenue of $7,008 and estimated lease operating expenses of $1,814 for a net estimated revenue to the Company of $5,194.

As the interest in the lease was used to settle debts, the carrying value of the interests at December 31, 2011 and 2010, net of depletion, was $0 and $52,410, respectively.

RICHARD HENSLEY (GOLDFINCH 2)

The Richard Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 19.55% working interest and 14.66% net revenue interest on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 32.52% working interest and 24.39% net revenue interest with the issuance of our Common Stock. In October 2011, the company settled debts with all of their interest in the Richard Hensley lease.

As of December 31, 2011, the Company holds no interest in the Richard Hensley lease.

During the year ended December 2010, the lease produced a total of 55.28 MCF's of gas at an average price of $4.68 per MCF, This resulted in estimated revenue of $84 and estimated lease operating expenses of $7,919 for a net loss to the Company of $7,835.

During the year ended December 2011, the lease had no production. This resulted in estimated revenue of $0 and estimated lease operating expenses of $5,921 for a net loss to the Company of $5,921.

The carrying value of the interests at December 31, 2011 and 2010, net of depletion, was $0 and $0, respectively.

BROOKS HENSLEY (GOLDFINCH 3)

The Brooks Hensley well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 49.58% working interest and 37.23% net revenue interest on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 12.31% working interest and 9.23% net revenue interest with the issuance of our Common Stock. In March 2011, the company settled debts with all of their interest in the Brooks Hensley lease.

As of December 31, 2011, the Company holds no interest in the Brooks Hensley lease.

During the year ended December 2010, the lease produced a total of 5,695 MCF's of gas at an average price of $5.10 per MCF, and 176 barrels of oil at an average price of $68.96 per barrel. This resulted in revenue of $14,018 and lease operating expenses of $17,938 for a net loss to the Company of $3,919.

During the year ended December 2011, the lease produced a total of 406.89 MCF's of gas at an average price of $5.43 per MCF, and 84 barrels of oil at an average price of $86.04 per barrel. This resulted in revenue of $8,746 and lease operating expenses of $2,569for a net revenue to the Company of $6,177.

As the interest in the lease was used to settle debts, the carrying value of the interests at December 31, 2011 and 2010, net of depletion, was $0 and $47,848, respectively.


EXPLORATORY LEASES AND PROPERTY

As of December 31, 2010 and 2011, due to lack of production, reserve studies, or potential in the near term of development, all exploratory lease interests listed below were impaired to zero percent of their book value.

TIGERSHARK

The Company acquired a 27.96% working interest and 20.97% net revenue interest on October 31, 2008. In December of 2008, the Company acquired an additional 26.14% working interest and 19.61% net revenue interest with the issuance of our Common Stock. In the year ended December 31, 2009, the Company acquired an additional 6.47% working interest and 4.88% net revenue interest with the issuance of our Common Stock.

As of December 31, 2010 and 2011, the Company holds a 60.58% total working interest and 45.46% net revenue interest in the Tigershark lease.

OTHER EXPLORATORY LEASES

In December of 2008 and 2009, the Company acquired a working interest and net revenue interest with the issuance of our Common Stock. The Exploratory leases that were acquired as part of these conversions were Evergreen 1, Roadrunner, Southgold 1 (Tony), Southgold 2, Southgold 3, and name pending - Escavada. Due to non-production on the other leases as well as the recent prices of oil and gas, it is not expected that any of these leases will be drilled.


ITEM 3. LEGAL PROCEEDINGS

Amerigo had signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individually holds of Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest). During 2010, the individual sold his interest in the Kunkel Lease. The Company has not kept current with the agreement and the individuals promissory note has now been escalated to a judgment against the Company. As of the date of this filing, terms of settling the judgment have not been resolved.

The Company was added as co-defendant in a case against another company; however, there were no specific charges or complaints lodged against Amerigo and in discussions with our attorney, management has determined and expects a favorable outcome in this matter as we believe Amerigo's inclusion in the lawsuit was in error.

As of December 31, 2011, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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


                                       		COMMON STOCK
                                       		High  	Low
FISCAL YEAR ENDED DECEMBER 31, 2010:
Fiscal Quarter Ended March 31, 2010     	1.00  	1.00
Fiscal Quarter Ended June 30, 2010      	3.25  	0.05
Fiscal Quarter Ended September 30, 2010 	0.25  	0.04
Fiscal Quarter Ended December 31, 2010  	0.25  	0.04

FISCAL YEAR ENDED DECEMBER 31, 2011:
Fiscal Quarter Ended March 31, 2011     	0.41  	0.25
Fiscal Quarter Ended June 30, 2011      	0.38  	0.02
Fiscal Quarter Ended September 30, 2011 	0.05  	0.01
Fiscal Quarter Ended December 31, 2011  	0.05 	0.005


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

  Preferred Stock. As of December 31, 2011, there were 500,000 preferred shares issued and outstanding. Preferred stockholders are entitled to 250 votes per 1 share of preferred stock. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

  The stock transfer agent for the Company is Empire Stock, located at 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is (702) 818-5898.

HOLDERS

On December 31, 2011, there were approximately 379 holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there are additional beneficial holders which have not converted their stock.



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

During 2011, the company has issued 9,141,216 shares of stock to settle $646,880 in debts on the company books.

During 2011, the company realized that there were 69,277 shares that should have been issued in 2009. These shares should have been issued for the purchase of interest in oil leases. The company issued these shares during 2011.

The company signed two consulting agreements during 2011. Due to the cash position of the company the consultant agreed to accept 2,000,000 shares of stock in lieu of cash, valued at $80,000.

The company cancelled 8,500,000 shares during 2011. These shares were originally part of an agreement made in 2008. The company originally issued 10,000,000 shares for the purchase of multiple assets. These assets did not perform and the company agreed to a settlement and the return of the shares.

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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended December 31, 2011, the Company recognized $36,783 in revenues from royalties on producing oil and gas properties and no revenue from rental income. For the year ended December 31, 2010, the Company generated $3,390 in revenues from the rental income in addition to royalties on producing oil and gas properties in the amount of $178,805. The decrease in oil and gas revenue is directly related to the reduction of ownership interest in the leases.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the year ended December 31, 2011 totaled $24,041 as compared to $136,648 for the prior year. During 2011 the reduction in ownership interest in leases caused a decrease in expenses.

Consulting- Consulting expenses were $0 for the year ended December 31, 2011 as compared to $42,000 for the year ended December 31, 2010. The decrease of $42,000 was related to the company recording consulting fees as professional fees during the year.

General and Administrative - General and administrative expenses were $14,848 for the year ended December 31, 2011, compared to $18,938 for the year ended December 31, 2010, representing a decrease of $4,090. The decrease in general and administrative expense reflects the focus on reducing certain expenses.

Professional Fees - Professional fees for the year ended December 31, 2011 were $300,472 as compared to $406,817 for the period ended December 31, 2010. The decrease was related to the decrease in consulting fees which are part of the consulting agreement with the Chief Executive Officer of the Company.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the fixed assets was $1,220 for the year ended December 31, 2011. The depletion expense for the year ended December 31, 2011 was $1,564 and was calculated based on an estimate using the straight line method over the estimated lives of the development interests until production studies have been completed on the recently acquired oil and gas properties. There was $29,143 in depreciation and amortization, and $19,378 in depletion for the year ended December 31, 2010. The decrease is related to the reduction in ownership interest in leases.

OTHER INCOME AND EXPENSES

During the year ended December 31, 2011 and 2010 the Company had no interest income.

A loss was recognized on the impairment and sale of assets during the year ended December 31, 2010. The assets were auctioned by the taxing authorities for back taxes owed by the company Amerigo purchased the assets from in 2008. A building with a book value of $58,133 was auctioned for $27,168 and a loss on the auction of the asset was recognized in the amount of $22,083.

The company accrued $27,929 in interest expense for year ended December 31, 2010. The company had no interest expenses in 2011.

In 2010 the company recognized a loss of $42,236 on their investment in Greenstart Energy. The company determined that the investment was not recorded at its true value.

During  the  year  ended  December  31,  2010  the  company   entered   into  a
legal/settlement expense in the amount of $120,000 with an individual that was suing. See note 6 of the financial statements.

During 2011 the company sold one of its leases for more than the book value which resulted in a gain of $1,397.

During 2011 the company used interest in various oil leases to settle debts on the company's books. These settlements resulted in a gain to the company in the amount of $5,742.

During 2011 the company recognized a loss of $3,065 in order to write off the software the company held that was no longer needed.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $301,445 for the year ended December 31, 2011, compared to a net loss of $940,593 for the year ended December 31, 2010, a decrease of $639,148. The decrease in net loss is attributable to officers of the company taking a decrease in salary and cleaning up other expenses.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had cash in the amount of $16, and a working capital deficit of $229,880, as compared to cash in the amount of $372 and a working capital deficit of $537,796 as of December 31, 2010. In addition, our stockholders' deficit was $264,521 at December 31, 2011, compared to stockholders' deficit of $787,750 at December 31, 2010.

Our accumulated deficit increased from $15,429,711 at December 31, 2010 to $15,731,157 at December 31, 2011.

Our operations used net cash of $356 during the year ended December 31, 2011, compared to $442,337 during the year ended December 31, 2010, a decrease of $441,983.

Our cash used for investing activities was $0 for the year ended December 31, 2011 and $382,328 for the year ended December 31, 2010.

Our financing activities provided net cash of $0 during the year ended December 31, 2011, compared to net cash of $59,813 during the year ended December 31, 2010.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITIVE ND QUALITIVE DISCLOSURES

Not Applicable


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


-------------------------------------------------------------------------------



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders Amerigo Energy, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Amerigo Energy, Inc. as of December 31, 2011, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. Amerigo Energy, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerigo Energy, Inc. as of December 31, 2011, and the results of its operations, stockholders' deficit, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $15,731,157 since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ L.L. Bradford & Company, LLC
----------------------------------
L.L. Bradford & Company, LLC
April 16, 2012
Las Vegas, Nevada

-------------------------------------------------------------------------------



                                CONSOLIDATED BALANCE SHEETS


                                                                                   	As of		As of
                                                                             		December 31, 	December 31,
                                                                             		2011		2010
											------------	------------
ASSETS

Current assets
Cash                                                                                       $16             $372
Accounts receivable                                                                          -           12,416
Advances to related party                                                                    -            5,455
										       --------        --------
Total other current assets                                                                  16           18,243


Property, plant and equipment
Development wells, net of depletion                                                          -          151,749
Software, net                                                                                -            4,284
										       --------        --------
Total property, plant and equipment                                                          -          156,033

Other Assets
Deposits                                                                                   950              950
										       --------        --------
Total other assets                                                                         950             $950
										       --------        --------

Total assets                                                                              $966         $175,226
										       ========        ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                                               $39,604         $139,936
Accounts payable - related party                                                        18,215          201,250
Advances from related parties                                                           16,077           38,873
Payroll liabilities                                                                     36,000           55,980
Accrued interest - related parties                                                      35,591                -
Judgement payable                                                                      120,000          120,000
										       --------        --------
Total current liabilities                                                              265,487          556,039

Long-term liabilities
Notes payable - related party                                                                -          368,904
Accrued interest - related parties							     -           38,036
										       --------        --------
Total liabilities                                                                      265,487          962,979

Stockholders' (deficit)
Preferred stock; $.001 par value; 25,000,000 shares authorized;
    500,000 shares outstanding at Dec. 31, 2011                                            500              500
Common stock; $.001 par value; 100,000,000 shares
  authorized; 25,524,824 and 22,814,331 shares
  outstanding at Dec 31, 2011 and 2010 respectively                     		25,524           22,814
Additional paid-in capital                                                          15,440,612       14,618,647
Stock receivable                                                                             -                -
Common stock payable                                                                         -                -
Subscribed stock receivable                                                                  -                -
Accumulated deficit                                                               (15,731,157)     (15,429,711)
										  ------------     ------------
Total stockholders' (deficit)                                                        (264,521)        (787,750)
										  ------------     ------------

										       --------        --------
Total liabilities and stockholders' (deficit)                                             $966         $175,226
										       ========        ========



                              CONSOLIDATED STATEMENT OF OPERATIONS

                                                            	  Year Ended	   Year Ended
                                                            	  December 31, 	   December 31,
                                                            	  2011		   2010
								  ------------ 	   ------------

Revenue
Oil revenues                                                          $23,352         $116,078
Gas revenues                                                           13,431           62,727
Rental income                                                               -            3,390
								  ------------ 	   ------------
Total Revenue                                                          36,783          182,195


Operating expenses
Lease operating expenses                                               24,041          136,648
Consulting expense                                                          -           42,000
Selling, general and administrative                                    14,848           18,938
Professional fees                                                     300,472          406,817
Depreciation and amortization expense                                   1,220           29,143
Depletion expense                                                       1,564           19,378
								  ------------ 	   ------------
Total operating expenses                                              342,145          652,924
								  ------------ 	   ------------

								  ------------ 	   ------------
Loss from operations                                                (305,363)        (470,729)

Other income (expenses):
Loss on sale of building                                                              (22,083)
Loss on disposal of oil lease                                                        (101,839)
Interest expense                                                            -         (27,929)
Loss on investment in GreenStart, Inc.                                      -         (42,236)
Bad Debt Expense                                                                      (56,572)
Impairment of assets from Granite Energy, Inc.                              -         (73,131)
Write off of assets/Loss on sale of assets                             (3,065)        (26,069)
Other expense                                                            (157)       (120,005)
Gain on Sale of Phillips B.                                             1,397                -
Gain on extinguishment of debt                                          5,742                -
								  ------------ 	   ------------
Total other income (expenses)                                           3,917        (469,864)
								  ------------ 	   ------------
                                                                                             -
								  ------------ 	   ------------

								  ------------ 	   ------------
Loss before provision for income taxes                              (301,445)        (940,593)

Provision for income taxes

Net loss                                                           $(301,445)       $(940,593)
								  ============	   ============

Basic and diluted (loss) per common share                             $(0.01)          $(0.05)
								  ============	   ============


Basic and diluted weighted average common shares outstanding       23,727,708       21,541,517
								  ============	   ============




                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

											Additional	Stock		Stock		Accumulated	Total
               		      common Stock         	Prefered Stock			Paid-In  	Subscriptions	Subscriptions   Deficit   	Stockholders'
                 	Shares		Amount		Shares		Amount		Capital		Receivable	Payable          		Deficit
			===========	======		=======		========	==========	=============	============	============	============

Balance, December
31, 2009                22,783,866 	33,325 						14,352,381 		-  		-	(14,489,119)	 (103,412)
			===========	======		=======		========	==========	=============	============	============	============

Shares  issued
for purchase of
Kunkel interest		    25,000	    25                      			     6,225                                             		    6,250

Preferred Stock
issued  to
settle  accrued
salary							500,000   	  500		   249,500							  250,000

Adjustment from
issuances  for
oil interest		    5,465      	    5														       5

Re-characterizing
par to apic		   		(10,542)					    10,542

Rounding Error			-	    -						        1

Net loss                 	-      	    -                          				-		-		-	   (940,593)	 (940,593)

Balance, December
31, 2010 		22,814,331 	22,814   	500,000   	  500		14,618,647		-		-	(15,429,711)	 (787,750)
			===========	======		=======		========	==========	=============	============	============	============

Shares issued
to settle debts		9,141,216	9,141						  459,739							   468,880

Shares   issued
for  consulting
services                2,000,000	2,000						   78,000							    80,000

Shares   issued
for  previously
purchased   oil
interest                   69,277		70														70

Settlement   of
Shares   issued
to      Granite
Energy			(8,500,000)	(8,500)						     8,500								-

Settlement   of
debts        to
related parties										   220,723							   220,723

Warrants Issued 									    55,000							    55,000

Rounding Error											1								(1)

Net Loss																  (301,445)	  (301,445)

Balance, December
31, 2011 		25,524,824	25,524		500,000		  500		15,440,611		-		-	(15,731,157)	  (264,521)
			===========	======		=======		========	==========	=============	============	============	============





                                   CONSOLIDATED STATEMENTS OF CASH FLOW


                                                               	  Year ended       Year ended
                                                            	  December 31, 	   December 31,
                                                            	      2011		2010
                                				  ------------ 	   ------------
Cash flows from operating activities:
Net loss                                                            (301,445)        (940,593)

Adjustments to reconcile net loss to
 net cash used by operating activities:
Sale of oil and gas interests                                         150,185                -
Impairment of oil and gas assets                                            -           42,236
Stock issued for services / settlement of debt                        433,348          250,000
Gain on extinguishment of debt					       (5,742)               -
Depletion, depreciation and amortization                                2,784           48,521
Impairment of assets                                                    3,065                -
Judgment payable                                                            -          120,000

Changes in operating assets and liabilities:
Decrease in accounts receivable                                       12,416            5,272
Decrease in accounts payable                                         (94,590)          (7,242)
Decrease in accounts payable - related party                        (183,035)          81,082
Decrease in advances from related parties                            (22,796)            (862)
Decrease in advances to related parties                                5,455                -
Decrease in accrued payroll                                                -          (40,750)
Rounding Error								  (2)               -
                                				  ------------ 	   ------------
Net cash used by operating activities                                   (356)        (442,337)


Cash flows from investing activities:
Sale of oil and gas interests                                               -          382,328
                                				  ------------ 	   ------------
Net cash provided by investing activities                                   -          382,328

Cash flows from financing activities:
Loan to (from) related party                                                -           59,813
                                				  ------------ 	   ------------
Net cash provided by financing activities                                   -           59,813

Net decrease in cash                                                    (356)            (198)

Cash, beginning of period                                                 372              570
                                				  ------------ 	   ------------

Cash, end of period                                                        16              372
                                				  ============	   ============


Supplementary cash flow information:
Cash payments for interest                                                  -            4,250
Supplementary cash flow information:
Receivable of shares issued                                             8,500                -
Preferred Stock to Settle Accrued Salary                                               250,000
Stock Issued to purchase oil leases                                                      6,255
Stock issued for services                                              80,000
Stock issued to settle debts                                          689,604                -

*Figures above may be off $1 due to rounding error.



                             AMERIGO ENERGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our wholly-owned subsidiary, Amerigo, Inc., incorporated in Nevada on January 11, 2008, holds certain assets, including a minority interest in an oil lease.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the combined accounts of Amerigo, Inc., a Nevada Corporation and Amerigo Energy, Inc., a Deleware Corporation. All material intercompany transactions and accounts have been eliminated in consolidation.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2011 and 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

PROPERTY AND EQUIPMENT



Depreciation is computed primarily on the straight-line method for financial statements purposes over the following estimated useful lives:

                            	ESTIMATED
   	CATEGORY              	LIFE
	---------		---------
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

The Company operates in one primary segment, the oil and gas industry and one primary geographic concentration of Oklahoma and Texas. The
Company's customers are located within the United States of America. Financial instruments that subject the Company to credit risk consist principally of oil and gas sales which are based on a short-term purchase contracts from Enterprise Crude Oil (US) Company and various other gatherers in the area, with related accounts receivable subject to credit risk.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2010 and December 31, 2011; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants

RECLASSIFICATIONS

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

RECENT ACCOUNTING PRONOUNCEMENTS -

The company has evaluated the recent pronouncements and believes that none of them will have a material effect on the company's financial statements.


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

DURING THE YEAR ENDED DECEMBER 31, 2011:

In November 2011, the company sold 50% of its interest in the Phillips B. lease to a third party for $2,445. On the same date the company used the other 50% of its interest to settle $2,445 in debts to Bullfrog Management (an entity controlled by a prior officer.

On March 1, 2011 the company settled $150,361 in debt on the company books with oil interest held by the company in leases in Oklahoma.

On September 1, 2011 the Company settled $97,723 in debt on the company books with the company's interest in the West Burk lease and the Richard Lease. These leases had previously been written off and had no value on the company's books. The transaction was recorded as additional paid in capital.


NOTE 4 - NOTES PAYABLE - RELATED PARTY

As of December 31, 2010 and 2011, there are $368,904 and $0 notes payable outstanding related to the purchase of the Justice lease. See Note 3 for full disclosure on these transactions. The interest rate on these loans was 7% on the outstanding balance. Payment was made from production of the leases. During 2011, these notes were settled with 4,116,796 shares of stock.

NOTE 5 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 2011, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

There are 500,000 shares of preferred stock issued and outstanding at December 31, 2011, which were issued to the former CEO and current CEO in satisfaction of salaries payable, totaling $250,000.

COMMON STOCK

As of December 31, 2011, there were 100,000,000 shares authorized and there were 25,524,824 shares of common stock outstanding .

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

During 2011, the company issued 9,141,216 shares of company stock to settle $646,880 in debts on the company's books.

The company also issued 69,277 shares of stock for previously purchased oil interest at a value of $69,277. During 2011 the company realized that the previous transfer agent never issued the shares as part of an agreement that was signed in 2009.

During 2011, 2,000,000 shares were issued for consulting services in lieu of cash, these shares were valued at $80,000.

During 2011 the company entered into a settlement agreement with a company we had purchased oil interest from. As part of this agreement the company returned 8,500,000 shares of stock that were part of the purchase agreement signed in 2008. These shares were cancelled and are no longer outstanding.

WARRANTS
 During the 4th quarter of 2011, the company issued 10,000,000 warrants of the company stock with an exercise price of $0.01 to an entity the CEO has an ownership in. The company used the Black Scholes option pricing model to calculate the value of $55,000 based on a 0% dividend yield, 669% expected volatility, 0.95% discounts bond rate and a 7 year term. While the warrants were valued at $55,000, a total of $142,859 was settled with such warrants, thus $87,859 was considered forgiveness of debt-related party, treated as additional paid in capital.

Stock options/warrants - The following table summarizes information about options and warrants granted during the years ended December 31, 2011 and 2010:
                                       	Number of   	Weighted Average
					Shares		Exercise Price
					-----------	---------------
Balance, December 31, 2009                       0$     	     -
Options/warrants granted                       ---                ----
Options/warrants expired                         -                   -
Options/warrants cancelled, forfeited            -                   -
Options/warrants exercised                    ----                 ---

Balance, December 31, 2010                    ----                 ---
Options/warrants granted                10,000,000                0.01
Options/warrants expired                         -                   -
Options/warrants cancelled, forfeited            -                   -
Options/warrants exercised                       -                   -

Balance, December 31, 2011              10,000,000                0.01



NOTE 6 - LITIGATION

In 2010, Amerigo signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individually holds of Granite Energy and Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is know as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest). During 2010, the individual sold his interest in the Kunkel lease. The company has not kept current with the agreement and the individuals promissory note has now been escalated to a judgment against the company. As of the date of this filing, terms of settling the judgment have not been resolved despite the efforts of the judgment holder to collect on the amount owed.

The company was added as co-defendant in a case against another company; however, there were no specific charges or complaints lodged against Amerigo and in discussions with our attorney, management has determined and expects a favorable outcome in this matter as we believe Amerigo's inclusion in the lawsuit was in error.

As of December 31, 2011, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 7 - RELATED PARTY TRANSACTIONS -

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. As of December 31, 2010 and 2011 the company owed the firm $135,716, and $18,215, respectively.

As of December 31, 2011, the company has $18,215 in liabilities due to a firm controlled by the Company's Chief Executive Officer. This loan is non-interest bearing and has no due date assigned to it. Prior to December 31, 2011 $200,000 was settled with stock and warrants in lieu of cash payment (See Note 5).

As of December 31, 2011, the Company's CEO is owed $36,000 in accrued, but not paid, salary.

The Company had an operating agreement with SWJN Oil Company and SJ OK Oil Company to operate the company's oil and gas leases, the current CEO had a minority interest in these entities. The fee charged by these companies to operate these leases is the greater of $1,000 per month or 5% of net oil sales. During 2011 the CEO sold his interest in SJ OK to an outside party and subsequent to year end the CEO relinquished his interest in SWJN to an unrelated third party as well. The total fees Amerigo paid to these entities during 2011 was $652.

The company also has a lease agreement with AVES. The company rents an office space from AVES for $1,098 per month. AVES and the building are owned partially by our current CEO Jason F. Griffith. During June 2011, AVES agreed to waive the rent to the office space the company uses until the operations increase.

Other Material Transactions. With the exception of the above mentioned transactions, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $50,000.

NOTE 8 - INCOME TAX -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:



Deferred tax assets:                  	  2011     	   2010
					---------	---------
   Net operating loss carryforwards    $5,246,818      $4,356,667
   Stock issued for services          	   80,000  	  250,000
   Impairment Loss                             -   	  534,645
					---------	---------
Net deferred tax asset                 $5,326,818      $5,141,312


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as follows:


                                   	   2011           2010
					---------	---------

Tax at statutory rate (35%)         	 1,864,386     	1,799,459
Increase in valuation allowance  	(1,864,386)    (1,799,459)
Net deferred tax asset                      -             -


Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011 and 2010:

                               		   2011     	   2010
					---------	---------
Federal statutory tax rate        	  (35)%    	  (35)%
Permanent difference and other      	   35%      	   35%


At December 31, 2011, the Company had federal net operating loss ("NOL") carry forwards of approximately $5,326,818. Federal NOLs could, if unused, begin to expire in 2021.

The valuation allowance for deferred tax assets as of December 31, 2011 was $5,326,818.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 13, 2012, the date which the financial statements were available to be issued. The Company has determined that, other than disclosed below, there were no other events that warranted disclosure or recognition in the financial statements.

In January 2012, the company came to an agreement with a shareholder to repurchase their 1,500,000 shares of stock for $1,500 and the shares were returned to treasury.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2012, the Company, through the Audit Committee to its Board of Directors and with the ratification of its Board of Directors, dismissed Seale and Beers, LLC as its independent registered public accounting firm and engaged LL Bradford and Company as its independent registered public accounting firm.

Seale and Beers, LLC reports on our financial statements as of and for the fiscal years ended 2009 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal years ended 2010 contained a going concern qualification as to the ability of us to continue.

During our most recent period ending in 2011 and during the subsequent interim period through the date of this Report, there were (1) no disagreements with Seale and Beers, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Seale and Beers, LLC, would have caused Seale and Beers, LLC to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the decision to dismiss Seale and Beers, LLC as our independent auditor, our board of directors elected to engage LL Bradford & Company ("LL Bradford") as our independent registered public accounting firm.

During the fiscal years ended 2011 and through the date hereof, neither us nor anyone acting on our behalf consulted LL Bradford, with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that LL Bradford concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.


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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2011.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information that we would have been required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


(a) Identification of Directors and Executive Officers.


Name             	Age    	Term Served*
Jason F. Griffith 	35   	Elected since 2008
CEO/CFO/Director


*All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The following is a brief description of the business background of the directors and executive officers of the Company:

JASON F. GRIFFITH - CEO/CFO/DIRECTOR

Mr. Griffith has served as its Chief Financial Officer as well as a member of the Board of Directors since October 2008. In the third quarter of 2010, Mr. Griffith became the Chief Executive Officer of the company as well. Mr. Griffith's experience includes having served as a chief financial officer for multiple publicly traded companies. Mr. Griffith has additional experience in public accounting, which includes being a partner of a CPA firm in Henderson, Nevada since June 2002, as well as being the accounting manager for another accounting firm in Henderson, Nevada from August 2001 through June 2002. Mr. Griffith was previously associated with Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in 2001. Prior to joining Arthur Andersen, Mr. Griffith was pursuing and completed his undergraduate and masters degree in accounting from Rhodes College in Memphis, Tennessee. He is a licensed certified public accountant in Nevada, Tennessee, and Georgia. Mr. Griffith is a member of the American Institute of Certified Public Accountants, the Association of Certified Fraud Examiners and the Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Societies of CPAs.

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


ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR AND OFFICER CASH COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Amerigo Energy

The following sets forth the cash components of Amerigo Energy's executive officers during the last two fiscal years. The remuneration described in the table does not include the cost to Amerigo Energy of benefits furnished to the named executive officers provided to such individuals that are extended in connection with the conduct of Amerigo Energy's business.


                                          CASH COMPENSATION TABLE

                                                                                 		All
Name and                                      				Stock      Option      	Other
Principal Position      	Year	Salary ($)	Bonus ($)    	Awards     Awards   	Compensation   	Total
--------------------		----	----------	---------	------	   ------	------------	------
S. Matthew Schultz            	2010  	53,750            -           	  -          -             -     	53,750
Former Chief 			2011      0           	  -           	  -          -             -           	  0
Executive Officer

Jason F. Griffith             	2010  	25,000 		  -           	  -          -             -     	25,000
Chief Executive Officer       	2011      0          	  -           	  -          -             -              0



Each director of Amerigo Energy also serves  as  a  director  of  Amerigo, Inc.
Directors do not receive separate compensation for service as directors of Amerigo Energy or Amerigo, Inc.


                                           DIRECTOR COMPENSATION

                  	Fees Earned			Non-Equity  	Nanqualified
                    	or Paid     	Stock	Option	Incentive Plan  Deferred    	All Other
Name       		in Cash ($)  	Awards	Awards	Compensation 	Compensation 	Compensation	Total
------------------	-----------	------	------	--------------	------------	------------	------
S. Matthew Schultz          -          	  -         -            -             -           -          	  -

Jason F. Griffith           -             -         -            -             -           -          	  -



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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial ownership of each person as described in the table below was calculated based on 25,524,824 of Amerigo Energy Common Stock outstanding as of December 31, 2011, according to the record ownership listings as of that date and the verifications Amerigo Energy solicited and received from each director, executive officer and five percent holder.

Security Ownership of Certain Beneficial Owners as of December 31, 2011



Title of	Name and Address	Amount and Nature		Percent of
Class    	of Beneficial Owner	of Beneficial Ownership		Class
---------	--------------------	-----------------------		-----------
Common  	Jason Griffith.      		5,415,025		  21.21%
        	2580 Anthem Village Dr.
        	Henderson, NV 89052

Common  	Kenneth D. Olson		1,846,092		   8.10%
        	8641 Ruette Monte Carlo
        	La Jolla, Ca 92037


Security Ownership of Management


Title of	Name and Address	Amount and Nature		Percent of
Class		of Beneficial Owner	of Beneficial Ownership		Class
---------	--------------------	-----------------------		-----------
Common   	Jason F. Griffith		5,415,025*  		  21.21%
Preferred	Chief Financial Officer		  250,000          	  50.00%
         	2580 Anthem Village Dr.					    (1)
         	Henderson, NV 89052


           (1) all of these shares are indirectly owned by a trust controlled by Mr. Griffith or through entities which Mr. Griffith has ownership interest.
           * Total Current Officers and Directors common shares held is 5,415,025 (21.21%)


Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

As of December 31, 2011, the company has $18,215 in liabilities due to a firm controlled by the Company's Chief Executive Officer. This loan is non-interest bearing and has no due date assigned to it. Prior to December 31, 2011 $200,000 was settled with stock and warrants in lieu of cash payment.

As of December 31, 2011, the Company's CEO is owed $36,000 in accrued, but not paid, salary.

The Company had an operating agreement with SWJN Oil Company and SJ OK Oil Company to operate the company's oil and gas leases, the current CEO had a minority interest in these entities. The fee charged by these companies to operate these leases is the greater of $1,000 per month or 5% of net oil sales. During 2011 the CEO sold his interest in SJ OK to an outside party and subsequent to year end the CEO relinquished his interest in SWJN to an unrelated third party as well. The total fees Amerigo paid to these entities during 2011 was $652.

The company also has a lease agreement with AVES. The company rents an office space from AVES for $1,098 per month. AVES and the building are owned partially by our current CEO Jason F. Griffith. During October 2011, AVES agreed to waive the rent to the office space the company uses until operations of the company increased.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES


	                    Fiscal Year Ended
	                       December 31,
	                    2011          2010
			  ------------------------
Audit fees         	$      -       	$  7,500

Audit related fees        18,000               -

Tax fees                       -               -

All other fees                 -               -



PRE APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Seale & Beers, CPAs were pre-approved by the Board of Directors. As of December 31, 2011, no fees had yet been paid to our current auditor, LL Bradford.


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

Date: April 16, 2012


By: /s/ Jason F. Griffith
  --------------------------
  Jason F. Griffith
  Chief Executive and Financial Officer
  and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012


By: /s/ Jason F. Griffith
  ---------------------
  Jason F. Griffith
  Chief Executive and Financial Officer
  and Principal Accounting Officer