Form 10-K/A
period 2011-12-31
AMERIGO ENERGY, INC.
filed 2012-04-19
CIK 278165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Amerigo Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

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

Date: April 19, 2012

/s/ Jason F. Griffith
Jason F. Griffith
Chief Executive Officer and Chief Financial Officer