Form 10-Q
period 2012-03-31
AMERIGO ENERGY, INC.
filed 2012-05-21
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2012

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

24,124,824 shares of common stock, $0.001 par value, as of May 11, 2012

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             AMERIGO ENERGY, INC.
                                 BALANCE SHEETs

                                                                                	As of         	As of
                                                                             		March 31,	December 31
											2012
											(Unaudited)
											---------	-----------
ASSETS

Current assets
Cash                                                                                       $ -              $16

											---------	-------
Total current assets                                                                         -               16

Other Assets                                                                                 -
  Deposits                                                                                  950              950
											---------	---------
Total other assets                                                                         $950             $950

											---------	---------
Total assets                                                                               $950             $966
											=========	=========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                                             	$42,690          $39,604
Uncleared checks drawn on bank                                                            1,460               -
Accounts payable - related party                                                     	 45,800           18,215
Advances from related parties                                                        	 16,077           16,077
Payroll liabilities                                                                  	 54,000           36,000
Accrued Interest - Related Parties                                                   	 35,591           35,591
Judgment payable                                                                  	120,000          120,000
										       ---------	---------
Total current liabilities                                                           	315,618          265,487

Long-term liabilities                                                                     -                -
										       ---------	---------
Total liabilities                                                                   	315,618          265,487

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at Mar. 31, 2012)                                          500              500

Common stock; $.001 par value; 100,000,000 shares
authorized;  24,124,824 and 25,524,824 shares outstanding
at Mar 31, 2012 and Dec 31 2011 respectively           				     	24,124           25,524

Additional paid-in capital                                                          15,441,512       15,440,612
Accumulated deficit                                                                (15,780,804)     (15,731,157)
										   ------------	    ------------
Total stockholders' (deficit)                                                         (314,668)        (264,521)

											-------		--------
Total liabilities and stockholders' (deficit)                                             $950             $966
											=======		========



                             AMERIGO ENERGY, INC.
                            STATEMENTS OF OPERATIONS

							  Three Months Ended
                                                	March 31,	March 31,
                                                	2012		2011
							--------------------------

Revenue
Oil revenues                                              $223        	 $18,772
Gas revenues                                                80        	  12,315
 						     ----------	       -----------
Total Revenue                                              303        	  31,087

Gross Profit                                               303        	  31,087

Operating expenses
Lease operating expenses                                   137        	  19,205
Selling, general and administrative                      2,601         	   8,197
Professional fees                                       47,212       	 147,500
Depreciation and amortization expense                        -       	     305
Depletion expense                                            -         	   1,473
 						     ----------	       -----------
Total operating expenses                                49,950       	 176,680

 						     ----------	       -----------
Loss from operations                                  (49,647)     	(145,593)

Other income (expenses):
Other expense                                                -         	   (157)
Gain on extinguishment of debt                               -         	  2,272
 						     ----------	       -----------
Total other income (expenses)                                -         	  2,115

Loss before provision for income taxes                (49,647)     	(143,478)
						     ==========        ===========
Provision for income taxes

Net loss                                             $(49,647)    	$(143,478)
 						     ==========	       ===========


Basic and diluted (loss) per common share              $(0.00)        	$(0.01)
 						     ==========	       ===========

Basic and diluted weighted average common shares
outstanding                                         24,138,157    	22,814,331
 						    ===========	       ===========



                             AMERIGO ENERGY, INC.
                            STATEMENTS OF CASH FLOW
			       	(UNAUDITED)

							  	  Three Months Ended
                                                		March 31,	March 31,
                                                		2012		2011
 						     		-------------------------

Cash flows from operating activities:
Net loss                                                        $(49,647)    $(143,478)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
Stock issued for services / settle debt                             1,000       516,880
Stock issued for oil interest                                                        69
Increase / (Decrease) in note payable settled with stock                      (368,904)
Debts settled with oil interest                                                 (2,988)
Depletion, depreciation and amortization                                            305
Changes in operating assets and liabilities:
Increase in accounts receivable                                                   5,058
Increase / (decrease) in accounts payable                           3,086             -
Increase / (decrease) in accounts payable - related parties        27,585          (70)
Increase / (decrease) in accrued payroll                           18,000       (6,678)
Rounding Error                                                                        3
 						     		----------	--------


Net cash provided by operating activities                              24          197


Cash flows from investing activities:

								       -	    -
 						     		----------	--------
Net cash used by investing activities                                  -            -

Cash flows from financing activities:
Uncleared checks drawn on bank                                      1,460
Repurchase and retirement shares                                   (1,500)
 						     		----------	--------
Net cash used by financing activities                               (40)             -

 						     		----------	--------

Net (decrease) in cash                                                 (16)           197

Cash, beginning of period                                              16           372
	 						     	----------	--------

Cash, end of period                                                  $ -           $569
								==========	========






                             AMERIGO ENERGY, INC.
                       STATEMENT OF STOCKHOLDERS DEFICIT

                                                      			Additional      Total
                       	Common Stock    	Preferred Stock     	Paid-in  	Accumulated 	Stockholders'
                     	Shares       Amount  	Shares	  Amount	Capital   	Deficit      	Deficit
			-------------------	----------------	-----------	-----------	------------
			=======	    =======	======    ======	===========	===========	============

Balance, December       25,524,824   $25,524    500,000	   $500   	$15,440,612	$(15,731,157)	$(264,521)
31, 2011
			=======	    =======	======    ======	===========	===========	============


Shares issued for    	100,000		100		     900					   1,000
Services

Repurchase and
Retirement of
Shares			(1,500,000)  (1,500)	  							  (1,500)


Net Loss										   (49,647)	 (49,647)
$
Balance, March		 24,124,824    $24,124 	 500,000   $500	         $15,441,512   $(15,780,804)	$(314,668)
31, 2012 (Unaudited)
			==========    =======	======    ======	===========	===========	============




                             AMERIGO ENERGY, INC.

                         NOTES TO FINANCIAL STATEMENTS
				(UNAUDITED)


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Recent pronouncements:

The Company's management has reviewed all of the FASB's Accounting Standard Updates through March 31, 2012 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,780,804 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.


NOTE 2 - OIL AND GAS LEASES

DURING THE QUARTER ENDED MARCH 31, 2012:

For the quarter ended March 31, 2012, the Company generated royalties on producing oil and gas properties in the amount of $303. For the quarter ended March 31, 2011, the Company generated royalties on producing oil and gas properties in the amount of $31,087.

The depletion expense for the quarter ended March 31, 2012 and 2011 was $0 and $1,473, respectively.

NOTE 3 - STOCKHOLDERS' DEFICIT

As of March 31, 2012, there were 24,124,824 shares of common stock outstanding and 500,000 preferred shares outstanding.

DURING  THE  QUARTER  ENDED  MARCH 31, 2012, THE COMPANY ISSUED COMMON STOCK AS
FOLLOWS:

During the quarter ended March 31, 2012, the company issued 100,000 shares of common stock to a consultant for services rendered.

During the quarter ended March 31, 2012, the entered into a buyback agreement with a shareholder. The company agreed to buy back 1,500,000 shares for a purchase price of $1,500. These shares with cancelled with the transfer agent and are no longer outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2012, the Company had $54,000 in accrued payroll payable to the Company's current officer.

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $45,800 as of March 31, 2012 which is included as part of Accounts payable
- related party in the accompanying financial statements.


NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 30, 2012, the date which it has made its financial statements available, and has identified no significant reportable events through that date.


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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012.

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


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the quarter ended March 31, 2012, the Company generated royalties on producing oil and gas properties in the amount of $303. For the quarter ended March 31, 2011, the Company generated royalties on producing oil and gas properties in the amount of $31,087.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the quarter ended March 31, 2012 totaled $137 as compared to $19,205 for the quarter ended March 31, 2011. The decrease is directly related to the decrease in interest the Company holds.

General and Administrative - General and administrative expenses were $2,601 for the quarter ended March 31, 2012, compared to $8,197 for the quarter ended March 31, 2011.

Professional Fees - Professional fees for the quarter ended March 31, 2012 were $47,212 as compared to $147,500 for the period ended March 31, 2011. The decrease was related to the decreased use of consultants.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $0 for the quarter ended March 31, 2012 compared to $305 for the quarter ended March 31, 2011. The decrease is directly related to the write off of all depreciable and amortizable assets at year end 2010 and 2011. Depletion expenses were $0 for the quarter ended March 31, 2012 compared to $1,473 in depletion expenses for the quarter ended March 31, 2011 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. The decrease is directly related to the decrease in interest the company holds in Producing oil and gas properties.

OTHER INCOME AND EXPENSES

During the three months ended March 31, 2012, the company had no other income or expense items.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $49,647 for the quarter ended March 31, 2012, compared to a net loss of $143,478 for the quarter ended March 31, 2011, a decrease of $93,831. The decrease in net loss is partially attributable to a decrease Selling General and Administrative expenses and Lease operating expense as compared to the three months ended March 31, 2011.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had cash in the amount of $0 and a working capital deficit of $315,618. In addition, our stockholders' deficit was $314,668 at March 31, 2012.

Our accumulated deficit increased from $15,731,157 at December 31, 2011 to $15,780,804 at March 31, 2012.

Our operations provided net cash of $24 during the quarter ended March 31, 2012, compared to $197 during the quarter ended March 31, 2011, a decrease of $173.

Net cash used by investing activities was $0 for the quarter ended March 31, 2012 and $0 for the quarter ended March 31, 2011.

Our financing activities used net cash of $40 during the quarter ended March 31, 2012, compared to net cash of $0 during the quarter ended March 31, 2011.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2012, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

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

Date: May 21, 2012

           By: /s/ Jason F. Griffith
               ---------------------
           Jason F. Griffith
           Chief Executive Officer,
           and Chief Financial Officer