Form 10-Q/A
period 2012-03-31
AMERIGO ENERGY, INC.
filed 2012-05-22
CIK 278165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Registrant had 25,624,824 shares of common stock issued and outstanding as of May 22, 2012.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 of Amerigo Energy, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012.

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

Date: May 22, 2012

/s/ Jason F. Griffith
Jason F. Griffith
Chief Executive Officer and Chief Financial Officer