Form 10-Q
period 2012-06-30
AMERIGO ENERGY, INC.
filed 2012-08-20
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                          U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES



                             EXCHANGE ACT OF 1934



                 For the quarterly period ended: June 30, 2012



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



24,124,824 shares of common stock, $0.001 par value, as of August 17, 2012

                               TABLE OF CONTENTS





  ITEM 1. FINANCIAL STATEMENTS.................................................

    CONSOLIDATED BALANCE SHEET.................................................

    CONSOLIDATED STATEMENTS OF OPERATIONS......................................

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT............................

    CONSOLIDATED STATEMENTS OF CASH FLOWS......................................

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

  ITEM 4. MINE SAFETY DISCLOSURES..............................................

  ITEM 5. OTHER INFORMATION....................................................

  ITEM 6. EXHIBITS.............................................................



SIGNATURES.....................................................................

PART I - FINANCIAL INFORMATION





				AMERIGO ENERGY, INC

                                 BALANCE SHEETS



                                                                                As of          	As of

                                                                             	June 30,	December 31,

										2012		2011

                                                                              	(Unaudited)

										-----------	-------------

ASSETS



Current assets

Cash                                                                                   $40              $16

										-----------	-------------

Total current assets                                                                    40               16



Other Assets

  Deposits                                                                             950              950

										-----------	-------------

Total other assets                                                                     950              950

										-----------	-------------

                                                                                         -

										-----------	-------------

Total assets                                                                          $990             $966

										===========	=============



LIABILITIES AND STOCKHOLDERS' (DEFICIT)



Current liabilities

Accounts payable and accrued liabilities                                           $40,557          $39,604

Accounts payable - related party                                                    77,300           18,215

Advances from related parties                                                       16,077           16,077

Payroll liabilities                                                                 72,000           36,000

Accrued Interest - related parties                                                  35,591           35,591

Judgement payable                                                                  120,000          120,000

										-----------	-------------

Total current liabilities                                                          361,525          265,487



										-----------	-------------

Total liabilities                                                                  361,525          265,487



Stockholders' (deficit)

Preferred stock (25,000,000 shares authorized

& 500,000 shares outstanding at Jun. 30, 2012)                                         500              500

Common stock; $.001 par value; 100,000,000 shares authorized;  24,124,824 and

25,524,824 shares outstanding at Jun 30, 2012 and Dec 31 2011 respectively          24,124           25,524

Additional paid-in capital                                                      15,441,512       15,440,612

Accumulated deficit                                                            (15,826,670)    	(15,731,157)

										-----------	-------------

Total stockholders' (deficit)                                                    (360,535)        (264,521)

										-----------	-------------

Total liabilities and stockholders' (deficit)                                         $990             $966

										===========	=============






			      AMERIGO ENERGY, INC

                            STATEMENTS OF OPERATION
				 (UNAUDITED)





				 				 Three Months Ended        	   Six Months Ended

                                                            	June 30,     June 30, 	        June 30,	June 30,

								2012	     2011	        2012		2011

								------------------------	-------------------------

Revenue

Oil revenues                                                        $233      $2,137       	 $456       	 $20,909

Gas revenues                                                         129           -		  209      	  12,315

							       ----------  ---------	     ----------	      -------------

Total revenue                                                        362       2,137         	  665      	  33,224



Gross Profit                                                         362       2,137         	  665      	  33,224



Operating expenses

Lease operating expenses                                             128       2,284         	  265      	  21,489

Selling, general and administrative                                  600       4,872       	3,201      	  13,068

Professional fees                                                 45,500      56,000      	92,712     	 203,500

Depreciation and amortization expense                                  -         305           	     -         	     610

Depletion expense                                                      -          37           	     -      	   1,510

							       ----------  ---------	     ----------	      -------------

Total operating expenses                                          46,228      63,498      	96,178     	 240,177

							       ----------  ---------	     ----------	      -------------

Loss from operations                                            (45,866)    (61,360)           (95,513)         (206,953)



Other income (expenses):

Other expense                                                          -           -           	    -       	    (157)

Gain on extinguishment of debt                                         -      16,973           	    -      	  19,246

							       ----------  ---------	     ----------	      -------------

Total other income (expenses)                                          -      16,973           	    -      	  19,089

							       ----------  ---------	     ----------	      -------------

Loss before provision for income taxes                          (45,866)    (44,387)           (95,513)         (187,865)



Provision for income taxes                                             -           -           	-                      -



Net loss                                                       $(45,866)   $(44,387)   	      $(95,513)  	$(187,865)

							       ==========  =========	     ==========       =============



Basic and diluted (loss) per common share                        $(0.00)     $(0.00)     	$(0.00)     	   $(0.01)

							       ==========  =========	     ==========       =============



Basic and diluted weighted average common shares               24,131,454  20,555,547  	     24,131,454  	20,555,547

outstanding						       ==========  ==========	     ==========       =============




			      AMERIGO ENERGY, INC

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
				(UNAUDITED)







                       	Common Stock    	Preferred Stock     	Paid-in  	Subscriptions	Subscriptions	Accumulated 	Stockholders'

                     	Shares       Amount  	Shares	  Amount	Capital   	Receivable     	Payable     	Deficit      	Deficit

			-------------------	----------------	-----------	-------------	-------------	-----------	------------



Balance, December 	22,814,331   33,356	500,000	     500   	14,608,105            -            -      	(15,429,712)	(787,750)

31, 2010

			==========   =======	======    ======	===========	=============	=============	===========	============





Shares issued for    	9,141,216     9,141		 		   459,739							 468,880

Services



Shares issued for

consulting services     2,000,000     2,000	  	 		    78,000							  80,000



Shares issued for

previously purchased

oil interest		   69,277        70	  	  										      70



Settlement of shares

issued to

Granite Enery          (8,500,000)   (8,500)		  		     8,500							       -





Settlement of debts

to related parties     							   220,723							 220,723



Warrants issued     							    55,000							  55,000



Adjustment to common

stock account	 		    (10,543) 		  		    10,543



Rounding error			   			       			 2							       1



Net loss														   (301,445)	(301,445)



Balance, December	25,524,824    25,524	500,000      500	15,440,612            -            -		(15,731,157)	(264,521)

31, 2011		==========    =======	=======    ======	===========	=============	=============	============	============





Shares issued for    	   100,000      100		 		      900							   1,000

Services



Repurchase and

retirement of shares    (1,500,000)   (1,500)												  (1,500)



Net loss														    (95,513)	 (95,513)



Balance, June   	24,124,824    24,124	500,000      500	15,441,512            -            -		(15,826,670)	(360,534)

30, 2012		==========    =======	=======    ======	===========	=============	=============	============	============










					AMERIGO ENERGY, INC

                                  CONSOLIDATED STATEMENTS OF CASH FLOW
					   (UNAUDITED)







                                                            	6 MONTHS	6 MONTHS

								Ended		Ended

                                                             	June 30,	June 30,

								2012		2011

								---------	---------

Cash flows from operating activities:

Net loss                                                         $(95,513)    $(187,865)



Adjustments to reconcile net loss to net

  cash used by operating activities:



Stock issued for services / settle debt                             1,000        147,979

Stock issued for oil interest                                                         69

Debts settled with oil interest                                                  (2,988)

Depletion, depreciation and amortization                                             610

Increase in accounts receivable                                                   12,416

Increase / (decrease) in accounts payable                             953         (8,154)

Increase / (decrease) in accounts payable - related party                         26,988

Increase / (decrease) in advances from related parties             59,085          (321)

Increase / (decrease) in accrued payroll                           36,000        11,322

Rounding error                                                        (1)             -

								---------	---------

Net cash provided by operating activities                            1,524           56





Cash flows from investing activities:

Sale of oil and gas interests                                           -            35

								---------	---------

Net cash provided by investing activities                               -            35



Cash flows from financing activities:

Repurchase and retirement of shares                                (1,500)

								---------	---------

Net cash used by financing activities                              (1,500)             -

								---------	---------



Net increase in cash                                                   24            91



Cash, beginning of period                                              16           372

								---------	---------



Cash, end of period                                                   $40          $463

								---------	---------

								=========	=========





Supplementary cash flow information:

Stock issued for services                                           $1,000            $-

Oil interest used to settle debts                                       $-      $(8,099)
















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



Recent pronouncements:



The Company's management has reviewed all of  the  FASB's  Accounting  Standard

Updates  through June 30, 2012 and has concluded that none will have a material impact on the Company's financial statements.  Management does not believe that any other  recently  issued but not yet effective accounting pronouncements, if adopted,  would have an  effect  on  the  accompanying  consolidated  financial statements.



Going Concern



The accompanying  financial  statements  have  been prepared on a going concern basis, which contemplates the realization of assets  and  the  satisfaction  of liabilities  in  the  normal  course  of  business.  The  Company  has incurred cumulative  net  losses  of  approximately $15,826,670 since its inception  and requires capital for its contemplated  operational  and marketing activities to take  place.  The  Company's ability to raise additional  capital  through  the future issuances of  the  common stock is unknown. The obtainment of additional financing, the successful development  of  the  Company's  contemplated plan of operations,  and  its transition, ultimately, to the attainment  of  profitable operations are necessary for the Company to continue operations. The ability to successfully resolve  these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments  that  may  result  from  the  outcome  of these aforementioned uncertainties.





NOTE 2 - OIL AND GAS LEASES



DURING THE SIX MONTHS ENDED JUNE 30, 2012:



For  the  six  months  ended  June  30, 2012, the Company generated revenues on producing oil and gas properties in the  amount  of  $665.  For  the six months ended  June 30, 2011, the Company generated revenues on producing oil  and  gas properties in the amount of $33,224.



The depletion  expense  for the six months ended June 30, 2012, and 2011 was $0 and $1,510 respectively.



NOTE 3 - STOCKHOLDERS' DEFICIT



As of June 30, 2012, there  were  24,124,824 shares of common stock outstanding and 500,000 preferred shares outstanding.



DURING THE SIX MONTHS ENDED JUNE 30,  2012,  THE COMPANY ISSUED COMMON STOCK AS

FOLLOWS:



During the six months ended June 30, 2012, the company issued 100,000 shares of common stock to a consultant for services rendered valued at $1,000.



During the six months ended June 30, 2012, the entered into a buyback agreement with  a shareholder. The company agreed to buy  back  1,500,000  shares  for  a purchase  price  of $1,500. These shares were cancelled with the transfer agent and are no longer outstanding.



During the period  ending  June  30, 2012, the CEO of the company acquired in a private transaction the shares of  preferred  A stock. As of June 30, 2012, the

CEO owns 500,000 shares of preferred stock, which make up 100% of the preferred stock issued and outstanding.





NOTE 4 - RELATED PARTY TRANSACTIONS



As of June 30, 2012, the Company had $72,000 in  accrued payroll payable to the

Company's current officer.



The Company has a consulting agreement with a firm  controlled by the Company's

Chief Financial Officer for a fee of $3,500 per month.  The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The  Company  owed  the firm  $77,300 as of June 30, 2012 which is included as part of Accounts payable

- related party in the accompanying financial statements.



During  the  six  months  ended  June  30, 2012 the company entered into a loan agreement with Franklin Griffith and Associates.  The  company agreed to borrow

$6,000 in order to pay down debts on the company's books.  The  terms  of  this loan  state  that  the loan due in full within 90 days and the loan will accrue interest at a rate of 20% annually.



During the period ending  June  30,  2012, the CEO of the company acquired in a private transaction the shares of preferred  A  stock. As of June 30, 2012, the

CEO owns 500,000 shares of preferred stock, which make up 100% of the preferred stock issued and outstanding.





NOTE 5 - SUBSEQUENT EVENTS



The Company has evaluated subsequent events through  August  17, 2012, the date which  it  has made its financial statements available, and has  identified  no significant reportable events through that date.





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





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS



PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS



This  discussion  contains  forward-looking  statements.   The   reader  should

understand  that  several factors govern whether any forward-looking  statement contained herein will  be  or  can  be achieved. Any one of those factors could cause actual results to differ materially  from  those  projected herein. These forward-looking  statements  include  plans  and objectives of  management  for future operations, including plans and objectives  relating to the products and the  future economic performance of the Company. Assumptions  relating  to  the foregoing  involve  judgments  with  respect  to,  among  other  things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects,  all  of which  are  difficult or impossible to predict accurately and many of which are beyond the control  of  the  Company.  Although  the  Company believes that the assumptions  underlying  the  forward-looking statements contained  herein  are reasonable, any of those assumptions  could  prove  inaccurate  and, therefore,

there can be no assurance that the results contemplated in any of  the forward-

looking   statements  contained  herein  will  be  realized.  Based  on  actual experience  and  business  development,  the  Company  may alter its marketing,

capital  expenditure  plans  or  other budgets, which may in  turn  affect  the

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





OVERVIEW



RESULTS OF OPERATIONS



REVENUES



For the three months ended June 30, 2012  the  company  generated  revenues  on producing  oil  and  gas properties in the amount of $362. For the three months ended June 30, 2011 the company generated $2,137 in revenues from producing oil and gas properties.



For the six months ended  June  30,  2012,  the  Company  generated revenues on producing  oil  and gas properties in the amount of $665. For  the  six  months ended June 30, 2011,  the  Company generated revenuess on producing oil and gas properties in the amount of $33,224.



OPERATING EXPENSES



THREE MONTHS ENDED



Lease Operating - Lease operating  expense  for the three months ended June 30,

2012 totaled $128 as compared to $2,284 for the  three  months  ended  June 30,

2011.  The decrease is directly related to the decrease in interest the Company holds.



General  and Administrative - General and administrative expenses were $600 for the three  months  ended June 30, 2012, compared to $4,872 for the three months ended June 30, 2011.



Professional Fees -  Professional fees for the three months ended June 30, 2012 were $45,500 as compared  to  $56,000 for the three months ended June 30, 2011.

The decrease was related to the decreased use of consultants.



Depreciation,  Amortization, and  Depletion  -  Depreciation  and  amortization expenses were $0  for the three months ended June 30, 2012 compared to $305 for the three months ended  June  30, 2011. The decrease is directly related to the write off of all depreciable and amortizable assets at year end 2011. Depletion expenses were $0 for the three  months  ended  June 30, 2012 compared to $37 in depletion expenses for the three months ended June  30, 2011 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been  completed  on  the oil and  gas  properties.  The  decrease  is  directly  related  to the decrease in interest the company holds in producing oil and gas properties.



SIX MONTHS ENDED



Lease  Operating  - Lease operating expense for the six months ended  June  30,

2012 totaled $265 as  compared  to  $21,489  for  the six months ended June 30,

2011. The decrease is directly related to the decrease  in interest the Company holds.



General  and Administrative - General and administrative expenses  were  $3,201 for the six  months ended June 30, 2012, compared to $13,068 for the six months ended June 30, 2011.



Professional Fees  -  Professional  fees for the six months ended June 30, 2012 were $92,712 as compared to $203,500  for  the  six months ended June 30, 2011.

The decrease was related to the decreased use of consultants.



Depreciation,  Amortization,  and  Depletion  - Depreciation  and  amortization expenses were $0 for the six months ended June  30,  2012  compared to $610 for the  six months ended June 30, 2011. The decrease is directly  related  to  the write off of all depreciable and amortizable assets at year end 2011. Depletion expenses  were  $0 for the six months ended June 30, 2012 compared to $1,510 in depletion expenses  for  the  six months ended June 30, 2011 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production  studies  have  been completed on the oil and  gas  properties.  The  decrease  is directly related to  the  decrease  in interest the company holds in producing oil and gas properties.







OTHER INCOME AND EXPENSES



During the six months ended June 30, 2012,  the  company had no other income or expense items.



NET LOSS ATTRIBUTABLE TO COMMON STOCK



The company realized a net loss of $45,866 for the  three months ended June 30,

2012, compared to a net loss of $44,387 for the three  months  ended  June  30,

2011, an increase of $1,480. The increase in net loss is partially attributable to a decrease in revenue as compared to the three months ended June 30, 2011.



The  company  realized  a net loss of $95,513 for the six months ended June 30,

2012, compared to a net loss  of  $187,865  for  the  six months ended June 30,

2011, a decrease of $92,352. The decrease in net loss is partially attributable to a decrease selling general and administrative expenses and depletion expense as compared to the six months ended June 30, 2011.





LIQUIDITY AND CAPITAL RESOURCES



At  June  30,  2012,  we had cash in the amount of $40 and  a  working  capital deficit of $361,484. In  addition,  our  stockholders'  deficit was $360,535 at

June 30, 2012.



Our  accumulated  deficit increased from $15,731,157 at December  31,  2011  to

$15,826,670 at June 30, 2012.



Our operations provided net cash of $1,524 during the six months ended June 30,

2012, compared to earning  net cash of $56 during the six months ended June 30,

2011, an increase of $1,468.



Net cash provided by investing  activities was $0 for the six months ended June

30, 2012, compared to providing net  cash  of $35 for the six months ended June

30, 2011.



Our financing activities used net cash of $1,500  during  the  six months ended

June 30, 2012, compared to using net cash of $0 during the six month ended June

30, 2011.



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

June 30, 2012, the end of the period  covered  by this Quarterly Report on Form

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

0.2438% net revenue interest).



The  company  has not kept current  with  the  agreement  and  the  individuals promissory note has now been escalated to a judgment against the company. As of the date of this  filing, terms of settling the judgment have not been resolved despite efforts of the judgment holder to collect the amount owed.



As  of  June 30, 2012,  other  than  the  lawsuit  disclosed  in  the  previous paragraphs,  the  Company  is  not  a  party  to  any  pending  material  legal proceeding.  To  the  knowledge  of  management,  no  federal,  state  or local governmental  agency  is  presently  contemplating  any  proceeding against the

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





ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.



None.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.



Not applicable.



ITEM 4. MINE SAFETY DISCLOSURES



Not applicable.



ITEM 5. OTHER INFORMATION.





Effective July 23, 2012, the  Company  had its stock quotation under the symbol

"AGOE"  deleted  from the OTC Bulletin Board  (the  "OTCBB").  The  symbol  was deleted for factors  beyond  the Company's control due to various market makers electing to shift their orders  from  the  OTCBB.  As  a result of not having a sufficient  number  of market makers providing quotes on the  Company's  common stock on the OTCBB for  four  consecutive  days,  the  Company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-

11.  That determination was made entirely without the Company's knowledge.  The

Company's  common  stock  is now listed for quotation on the  OTCQB  under  the symbol "AGOE".



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



Date: August 20, 2012



           By: /s/ Jason F. Griffith

               ---------------------

           Jason F. Griffith

           Chief Executive Officer,

           and Chief Financial Officer