Form 10-Q
period 2012-09-30
AMERIGO ENERGY, INC.
filed 2012-11-19
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 2012

                             AMERIGO ENERGY, INC.
                    (Exact name of small business issuer as

                           specified in its charter)

                Delaware                            20-3454263
                ------                              ----------
	(State or other 			(I.R.S. Employer
	jurisdiction of incorporation           Identification No.)
	or organization)



                           2580 Anthem Village Drive
                              Henderson, NV 89052
	       _________________________________________________
              (Address of principal executive offices) (Zip Code)

                                (702) 399-9777
			   _________________________
                          (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,124,824 shares of common stock, $0.001 par value, as of November 19, 2012

                               TABLE OF CONTENTS


  ITEM 1. FINANCIAL STATEMENTS................................................3
    CONSOLIDATED BALANCE SHEET................................................3
    CONSOLIDATED STATEMENTS OF OPERATIONS.....................................4
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT...........................5
    CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................6
    NOTES TO FINANCIAL STATEMENTS.............................................7
  ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF  FINANCIAL  CONDITION  AND
  RESULTS OF OPERATIONS                                                       9
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........9
  ITEM 4. CONTROLS AND PROCEDURES.............................................9
PART II - OTHER INFORMATION...................................................10
  ITEM 1. LEGAL PROCEEDINGS...................................................10
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................10
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................10
  ITEM 4. MINE SAFETY DISCLOSURES.............................................10
  ITEM 5. OTHER INFORMATION...................................................11
  ITEM 6. EXHIBITS............................................................11
SIGNATURES....................................................................12

PART I - FINANCIAL INFORMATION




				AMERIGO ENERGY, INC

                                 BALANCE SHEETS

                                                               	As of            As of
                                                         	September 30,	 December 31,
 								2012 		 2011
                                                            	(Unaudited)
								-------------  ------------
                         ASSETS

Current assets
Cash                                                                    $55              $16
								-------------	 ------------
Total current assets                                                     55               16

Other Assets
  Deposits                                                              950              950
								-------------	 ------------
Total other assets                                                      950              950
								-------------	 ------------

Total assets                                                         $1,005             $966
								=============	 ============

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                            $40,060          $39,604
Accounts payable - related party                                    109,405           18,215
Advances from related parties                                        16,077           16,077
Payroll liabilities                                                  90,000           36,000
Accrued Interest - Related Parties                                   36,141           35,591
Judgement payable                                                   120,000          120,000
								-------------	 ------------
Total current liabilities                                           411,683          265,487

								-------------	 ------------
Total liabilities                                                   411,683          265,487

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at Sep. 30, 2012)                          500              500
Common stock; $.001 par value; 100,000,000 shares
authorized;  24,124,824 and 25,524,824 shares outstanding
at Sep 30, 2012 and Dec 31 2011 respectively                         24,124           25,524
Additional paid-in capital                                       15,441,512       15,440,612
Accumulated deficit                                             (15,876,814)     (15,731,157)
								-------------	 ------------
Total stockholders' (deficit)                                      (410,678)        (264,521)
								-------------	 ------------

Total liabilities and stockholders' (deficit)                        $1,005             $966
								=============	 ============



			      AMERIGO ENERGY, INC

                            STATEMENTS OF OPERATION
				 (UNAUDITED)



                                                		Three Months Ended                  Nine Months Ended
                                                	  September 30,	 September 30,	   September 30,    September 30,
							      2012 	      2011 		   2012		    2011
							  ----------------------------	   ------------------------------

Revenue
Oil revenues                                                  $145            $1,839              $600           $22,748
Gas revenues                                                    70                 -               279            12,315
							  ----------	  -----------	    -----------	      -----------
Total Revenue                                                  215             1,839               878            35,063

Gross Profit                                                   215             1,839               878            35,063

Operating expenses
Lease operating expenses                                        81             2,325               346            23,814
Selling, general and administrative                          1,114             3,989             4,315            17,058
Professional fees                                           48,614            43,500           141,325           247,000
Depreciation and amortization expense                            -               305                 -               915
Depletion expense                                                -                37                 -             1,547
							  ----------	  -----------	    -----------	      -----------
Total operating expenses                                    49,809            50,157           145,985           290,334
							  ----------	  -----------	    -----------	      -----------

Loss from operations                                      (49,594)          (48,318)         (145,107)         (255,271)

Other income (expenses):
Interest expense                                             (550)                 -             (550)                -
Other expense                                                    -                 -                 -             (157)
Gain on extinguishment of debt                                   -                 -                 -             6,331
							  ----------	  -----------	    -----------	      -----------
Total other income (expenses)                                (550)                 -             (550)             6,174
							  ----------	  -----------	    -----------	      -----------

Loss before provision for income taxes                    (50,144)          (48,318)         (145,657)         (249,097)

Provision for income taxes					-		   -		    -		      -

Net loss                                                 $(50,144)         $(48,318)        $(145,657)        $(249,097)
							 ==========	  ===========	    ==========	      ==========

Basic and diluted (loss) per common share                   (0.00)            (0.00)            (0.01)            (0.01)
							 ==========	  ===========	    ==========	      ==========

Basic and diluted weighted average common shares
outstanding                                              24,217,930        25,524,824        24,217,930        25,524,824
							===========	  ===========	    ==========	      ==========



			      AMERIGO ENERGY, INC

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
				(UNAUDITED)





                          			 Common Stock             Preferred Stock        Paid-in      Accumulated   Stockholders'
                                                 Shares	       Amount  	  Shares    Amount  	 Capital      Deficit       Deficit
						 --------------------	  -----------------	---------    -----------   -------------

Balance, December 31, 2010           		22,814,331  	33,356    500,000      500      14,608,105   (15,429,712)     (787,750)
						 ==========	======	  =======    ======	==========   ============   ============


Shares issued to
settle debts			                  9,141,216   	  9,141                            459,739                      468,880

Shares issued for
consulting services		            	  2,000,000   	  2,000                       	    78,000                       80,000

Shares  issued  for previously
purchased  oil interest    			    69,277          70                                                     	     70


Settlement of shares
 issued to Granite Energy			(8,500,000)	(8,500)                        	     8,500                            -


Settlement of debts
 to related parties                                                   				   220,723                      220,723

Warrants issued                                                                          	    55,000                       55,000

Adjustment to common
 stock account
                                                       		(10,543)  			    10,543

Rounding error                                                                               		 2                            1

Net loss                                                                                          		  (301,445)    (301,445)

Balance, December
31, 2011                      			25,524,824 	$25,524    500,000     $500    $15,440,612  $(15,731,157)     $(264,521)
						 ==========	======	  =======    ======	==========   ============   ============

Shares issued for
 services                        		    100,000        100                                 900                        1,000

Repurchase and
 retirement of shares                       	  (1,500,000) 	(1,500)                                                		 (1,500)

Net loss                                                                                           		 (145,657)     (145,657)

Balance, September
30, 2012                     			  24,124,824    $24,124   500,000      $500 	$15,441,512  $(15,876,814)    $(410,678)
						 ==========	======	  =======    ======	==========   ============   ============




					AMERIGO ENERGY, INC

                                  CONSOLIDATED STATEMENTS OF CASH FLOW
					   (UNAUDITED)


                                                            9 MONTHS        9 MONTHS
 							    ENDED 	    ENDED
                                                            September 30,   September 30,
							    2012	    2012
							    -------------   --------------
Cash flows from operating activities:
Net loss                                                     $(145,657)       $(187,865)

Adjustments to reconcile net loss to
 net cash used by operating activities:

Stock issued for services / settle debt                           1,000         147,979
Stock issued for oil interest                                                        69
Debts settled with oil interest                                                 (2,988)
Depletion, depreciation and amortization                                            610
Increase in accounts receivable                                                  12,416
Increase / (decrease) in accounts payable                           456         (8,154)
Increase / (decrease) in accounts payable - related party                        26,988
Increase / (decrease) in advances from related parties           91,739           (321)
Increase / (decrease) in accrued payroll                         54,000          11,322
Rounding error                                                        1               -
							    -------------   --------------

Net cash Provided by operating activities                         1,539              56


Cash flows from investing activities:
Sale of oil and gas interests  		                              -              35
							    -------------   --------------
Net cash provided by investing activities                            $-             $35

Cash flows from financing activities:
Repurchase and retirement of shares                             (1,500)
							    -------------   --------------
Net cash used by financing activities                           $(1,500)             $-
							    -------------   --------------

Net increase in cash                                                 39              91

Cash, beginning of period                                            16             372
							    -------------   --------------

Cash, end of period                                                 $55            $463
							    =============   ==============

Cash paid for interest                                               $-              $-
							    =============   ==============

Cash paid for taxes                                                  $-              $-
							    =============   ==============

Supplementary cash flow information:
Stock issued for services                                        $1,000              $-
Oil interest used to settle debts                                    $-         $(8,099)






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

     Recent pronouncements:

     The Company's management has reviewed all of the FASB's Accounting Standard Updates through September 30, 2012 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

     Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,876,814 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.


     NOTE 2 - OIL AND GAS LEASES

     DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2012:

     For the nine months ended September 30, 2012, the Company generated revenues on producing oil and gas properties in the amount of $879. For the nine months ended September 30, 2011, the Company generated revenues on producing oil and gas properties in the amount of $35,063.

     The depletion expense for the nine months ended September 30, 2012, and 2011 was $0 and $1,547 respectively.

     NOTE 3 - STOCKHOLDERS' DEFICIT

     As of September 30, 2012, there were 24,124,824 shares of common stock outstanding and 500,000 preferred shares outstanding.

     DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2012, THE COMPANY ISSUED COMMON STOCK AS FOLLOWS:

     During the nine months ended September 30, 2012, the company issued 100,000 shares of common stock to a consultant for services rendered valued at $1,000.

     During the nine months ended September 30, 2012, the company entered into a buyback agreement with a shareholder. The company agreed to buy back 1,500,000 shares for a purchase price of $1,500. These shares were cancelled with the transfer agent and are no longer outstanding.

     During the period ending September 30, 2012, the CEO of the company acquired in a private transaction the balance of shares of preferred A stock. As of September 30, 2012, the CEO owns 500,000 shares of preferred stock, which make up 100% of the preferred stock issued and outstanding.


     NOTE 4 - RELATED PARTY TRANSACTIONS

     As of September 30, 2012, the Company had $90,000 in accrued payroll payable to the Company's current officer.

     The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $109,405 as of September 30, 2012 which is included as part of Accounts payable - related party in the accompanying financial statements.

     During the nine months ended September 30, 2012 the company entered into a loan agreement with Franklin Griffith and Associates. The company agreed to borrow $8,605 in order to pay down debts on the company's books. The terms of this loan state that the loan due in full within 90 days and the loan will accrue interest at a rate of 20% annually.

     During the period ending September 30, 2012, the CEO of the company acquired in a private transaction the balance of shares of preferred A stock. As of September 30, 2012, the CEO owns 500,000 shares of preferred stock, which make up 100% of the preferred stock issued and outstanding.


     NOTE 5 - SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through November 19, 2012, the date which it has made its financial statements available, and has identified no significant reportable events through that date.


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


     OVERVIEW

     RESULTS OF OPERATIONS

     REVENUES

     For the three months ended September 30, 2012 the company generated revenues on producing oil and gas properties in the amount of $215. For the three months ended September 30, 2011 the company generated $1,839 in revenues from producing oil and gas properties.

     For the nine months ended September 30, 2012, the Company generated revenues on producing oil and gas properties in the amount of $879. For the nine months ended September 30, 2011, the Company generated revenues on producing oil and gas properties in the amount of $35,063.

     OPERATING EXPENSES

     THREE MONTHS ENDED

     Lease Operating - Lease operating expense for the three months ended September 30, 2012 totaled $81 as compared to $2,325 for the three months ended September 30, 2011. The decrease is directly related to the decrease in interest the Company holds.

     General and Administrative - General and administrative expenses were $1,114 for the three months ended September 30, 2012, compared to $3,989 for the three months ended September 30, 2011.

     Professional Fees - Professional fees for the three months ended September 30, 2012 were $48,614 as compared to $43,500 for the three months ended September 30, 2011. The increase was related to the increased use of consultants.

     Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $0 for the three months ended September 30, 2012 compared to $305 for the three months ended September 30, 2011. The decrease is directly related to the write off of all depreciable and amortizable assets at year end 2011. Depletion expenses were $0 for the three months ended September 30, 2012 compared to $37 in depletion expenses for the three months ended September 30, 2011 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. The decrease is directly related to the decrease in interest the company holds in producing oil and gas properties.

     NINE MONTHS ENDED

     Lease Operating - Lease operating expense for the nine months ended September 30, 2012 totaled $346 as compared to $23,814 for the nine months ended September 30, 2011. The decrease is directly related to the decrease in interest the Company holds.

     General and Administrative - General and administrative expenses were $4,315 for the nine months ended September 30, 2012, compared to $17,058 for the nine months ended September 30, 2011.

     Professional Fees - Professional fees for the nine months ended September 30, 2012 were $141,325 as compared to $247,000 for the nine months ended September 30, 2011. The decrease was related to the decreased use of consultants.

     Depreciation, Amortization, and Depletion - Depreciation and amortization expenses were $0 for the nine months ended September 30, 2012 compared to $915 for the nine months ended September 30, 2011. The decrease is directly related to the write off of all depreciable and amortizable assets at year end 2011. Depletion expenses were $0 for the nine months ended September 30, 2012 compared to $1,547 in depletion expenses for the nine months ended September 30, 2011 and was calculated based on an estimate using the straight line method over the estimated lives of the proved interests until production studies have been completed on the oil and gas properties. The decrease is directly related to the decrease in interest the company holds in producing oil and gas properties.

     OTHER INCOME AND EXPENSES

     THREE MONTHS ENDED

     Interest Expense - Interest expense for the three months ended September 30, 2012 totaled $550 as compared to $0 for the three months ended September 30, 2011. The increase is directly related to the increased use of loans in order to fund operations.

     NINE MONTHS ENDED

     Interest Expense - Interest expense for the nine months ended September 30, 2012 totaled $550 as compared to $0 for the nine months ended September 30, 2011. The increase is directly related to the increased use of loans in order to fund operations.

     Other Expense - Other expenses were $0 for the nine months ended September 30, 2012, compared to $157 for the nine months ended September 30, 2011.

     Gain on Extinguishment of Debt - Gain on Extinguishment of Debt for the nine months ended September 30, 2012 were $0 as compared to $6,331 for the nine months ended September 30, 2011. The decrease was related to the decrease in settlement of debts.

     NET LOSS ATTRIBUTABLE TO COMMON STOCK

     The company realized a net loss of $50,144 for the three months ended September 30, 2012, compared to a net loss of $48,318 for the three months ended September 30, 2011, an increase of $1,826. The increase in net loss is partially attributable to an increased use of consultants as compared to the three months ended September 30, 2011.

     The company realized a net loss of $145,657 for the nine months ended September 30, 2012, compared to a net loss of $249,097 for the nine months ended September 30, 2011, a decrease of $103,440. The decrease in net loss is partially attributable to a decrease selling general and administrative expenses and depletion expense as compared to the nine months ended September 30, 2011.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2012, we had cash in the amount of $55 and a working capital deficit of $411,628. In addition, our stockholders' deficit was $410,678 at September 30, 2012.

     Our accumulated deficit increased from $15,731,157 at December 31, 2011 to $15,876,814 at September 30, 2012.

     Our operations provided net cash of $1,539 during the nine months ended September 30, 2012, compared to earning net cash of $56 during the nine months ended September 30, 2011, an increase of $1,483.

     Net cash provided by investing activities was $0 for the nine months ended September 30, 2012, compared to providing net cash of $35 for the nine months ended September 30, 2011.

     Our financing activities used net cash of $1,500 during the nine months ended September 30, 2012, compared to using net cash of $0 during the nine month ended September 30, 2011.

     INFLATION

     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

     OFF- BALANCE SHEET ARRANGEMENTS

     The Company currently does not have any off-balance sheet arrangements.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

     ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS

     We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

     CHANGES IN INTERNAL CONTROLS

     There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.







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

     As of September 30, 2012, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

     ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

     ITEM 5. OTHER INFORMATION.

     Effective July 23, 2012, the Company had its stock quotation under the symbol "AGOE" deleted from the OTC Bulletin Board (the "OTCBB"). The symbol was deleted for factors beyond the Company's control due to various market makers electing to shift their orders from the OTCBB. As a result of not having a sufficient number of market makers providing quotes on the Company's common stock on the OTCBB for four consecutive days, the Company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11. That determination was made entirely without the Company's knowledge. The Company's common stock is now listed for quotation on the OTCQB under the symbol "AGOE".

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

     Date: November 19, 2012

                By: /s/ Jason F. Griffith
                    ---------------------
                Jason F. Griffith
                Chief Executive Officer,
                and Chief Financial Officer