Form 10-K
period 2012-12-31
AMERIGO ENERGY, INC.
filed 2013-04-12
CIK 278165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2012

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

                                (702) 399-9777
                          (Issuer's telephone number)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 24,880,416 shares of common stock outstanding as of March 31, 2013


TABLE OF CONTENTS


ITEM 1. DESCRIPTION OF BUSINESS................................................
ITEM 1A. RISK FACTORS..........................................................
ITEM 2. DESCRIPTION OF PROPERTY................................................
ITEM 3. LEGAL PROCEEDINGS......................................................
ITEM 4. MINE SAFETY DISCLOSURES................................................

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

The Amerigo Energy's business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company has been forced to explore its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company's books as well as looking to diversify the investment holdings, while still maintaining limited interest in oil leases. The company is aggressively looking for potential oil leases to acquire as well as businesses which will fit with the company's strategy. Analyzing opportunities in the oil industry as well as other potential investments has gone slower than planned, but the company is committed to implementing its business plan.

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

ITEM 1A. RISK FACTORS

Risks Related to Amerigo Energy's Business

Amerigo Energy is subject to a high degree of risk as Amerigo Energy is considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of the Amerigo Energy's Common Stock could decline.

We Have a History

Since Amerigo Energy's inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2012 and December 31, 2011 we incurred net losses of $191,364 and $301,445, respectively. Our accumulated deficit as of December 31, 2012 was $15,922,521. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy's minimal business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

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

Funding Difficulties

Given Amerigo Energy's historical operating results, obtaining financing will be extremely difficult. This is further compounded by the extremely limited liquidity in Amerigo Energy's Common Stock and the minimal strong business operations. Financing, if available, will likely be significantly dilutive to our common stockholders and will not necessarily improve the liquidity of Amerigo Energy's common stock without a vast improvement in our operating results. In the event we are unsuccessful in procuring adequate financing, our financial condition and results of operations will be further materially adversely affected.

"Going Concern" Qualification

As a result of Amerigo Energy's deficiency in working capital at December 31, 2012 and other factors, Amerigo Energy's auditors have stated in their report that there is substantial doubt about Amerigo Energy's ability to continue as a going concern. In addition, Amerigo Energy's cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Amerigo Energy be unable to continue existence.

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


Dilution could have an adverse affect on the ownership of the stockholders in the registrant.

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

As a public company the Company will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and exchange listing rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2012, to attest to our assessment of our internal control over financial reporting.

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

During the year ended December 2011, the lease did not produce any barrels of oil. No revenue has been recognized from the lease. No impairment has been determined necessary for the West Burke leases as of December 31, 2012.

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

During November 2011 the company sold half of its interest in the Phillips B for $2,445.04 and used the other half of the interest to settle debts on the company's books. As of December 31, 2012 the company held no interest in the Phillips B lease.


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

As of December 31, 2012, the Company held no interest in the Melissa Hensley lease.

During the year ended December 2011, the Company's interest in the lease produced approximately 1,771 MCF's of gas at an average price of $4.85 per MCF, and 82 barrels of oil at an average price of $86.04 per barrel. This resulted in revenue of $14,497 and lease operating expenses of $12,594 for a net revenue to the Company of $1,903.

As the interest in the lease was used to settle debts, the carrying value of the interests at December 31, 2012 and 2011, net of depletion, was $0 and $51,676, respectively.


DJ HANKS (GOLDFINCH 4)

The DJ Hanks well is located in Kingfisher County, Oklahoma and is operated by H Petro R, Inc. Revenues from this interest are received net of any lease expenses.

The Company acquired a 5.27% working interest and 3.95% net revenue interest on October 31, 2008. Additionally, In December of 2008, the Company acquired an additional 43.08% working interest and 32.31% net revenue interest with the issuance of our Common Stock. In 2010, the company purchased 3.20% working interest in the Kunkel Lease from an investor by giving the investor 10% working interest in the DJ Hanks Lease. In March 2011 the company settled debts with interest in the DJ Hanks Lease. The company retains an approximate 1.34% interest in the lease.

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

During the year ended December 2012, the Company's interest in the lease produced 50.06 MCF's of gas at an average price of $6.54 per MCF, and 11.12 barrels of oil at an average price of $82.75 per barrel. This resulted in revenue of $1,248 and estimated lease operating expenses of $671 for a net estimated revenue to the Company of $577.

As the interest in the majority of the lease was used to settle debts, the carrying value of the interests at December 31, 2012 and 2011, net of depletion, was $0 and $0, respectively.

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

As of December 31, 2012, the Company holds no interest in the Richard Hensley lease.

During the year ended December 2011, the lease had no production. This resulted in estimated revenue of $0 and estimated lease operating expenses of $5,921 for a net loss to the Company of $5,921. The carrying value of the interests at December 31, 2012 and 2011, net of depletion, was $0 and $0, respectively.

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

As of December 31, 2012, the Company holds no interest in the Brooks Hensley lease.

During the year ended December 2011, the lease produced a total of 406.89 MCF's of gas at an average price of $5.43 per MCF, and 84 barrels of oil at an average price of $86.04 per barrel. This resulted in revenue of $8,746 and lease operating expenses of $2,569for a net revenue to the Company of $6,177.

As the interest in the lease was used to settle debts, the carrying value of the interests at December 31, 2012 and 2011, net of depletion, was $0 and $47,848, respectively.

EXPLORATORY LEASES AND PROPERTY

As of December 31, 2012 and 2011, due to lack of production, reserve studies, or potential in the near term of development, all exploratory lease interests listed below were impaired to zero percent of their book value.

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

As of December 31, 2012 and 2011, the Company holds a 60.58% total working interest and 45.46% net revenue interest in the Tigershark lease.

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


ITEM 3. LEGAL PROCEEDINGS

Amerigo had signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. Upon final payment and settlement of the note, the individual will return all shares of stock (with properly executed stock power) that he individually holds of Amerigo Energy, along with his entire interest in the Kunkel lease, which is 3.20% working interest (2.54% net revenue interest), as well as his ownership in what is known as the 4 Well Program (0.325% working interest, 0.2438% net revenue interest). During 2010, the individual sold his interest in the Kunkel lease. The company has not kept current with the agreement and the individuals promissory note has now been escalated to a judgment against the company. As of the date of this filing, terms of settling the judgment have not been resolved.

As of December 31, 2012, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Amerigo Energy (formerly known as Strategic Gaming Investments, Inc.) shares of Common Stock are not traded on an established market. Amerigo Energy Stock is traded through broker/dealers and in private transactions, and quotations are reported on the OTCQB under the symbol "AGOE". OTCQB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The table below sets forth the range of high and low prices paid for transactions in Amerigo Energy shares of Common Stock as reported on the OTCQB for the periods indicated. No dividends have been declared or paid on Amerigo Energy Common Stock and none are likely to be declared or paid in the near future.

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

                                       		COMMON STOCK
                                       		High 	Low
						----	---

FISCAL YEAR ENDED DECEMBER 31, 2011:
Fiscal Quarter Ended March 31, 2011    		0.41 	0.25
Fiscal Quarter Ended June 30, 2011     		0.38 	0.02
Fiscal Quarter Ended September 30, 2011		0.05 	0.01
Fiscal Quarter Ended December 31, 2011 		0.05	0.005


FISCAL YEAR ENDED DECEMBER 31, 2012:
Fiscal Quarter Ended March 31, 2012    		0.03	0.01
Fiscal Quarter Ended June 30, 2012     		0.03	0.01
Fiscal Quarter Ended September 30, 2012		0.04	0.01
Fiscal Quarter Ended December 31, 2012 		0.01	0.01


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

Preferred Stock. As of December 31, 2012, there were 500,000 preferred shares issued and outstanding. Preferred stockholders are entitled to 250 votes per 1 share of preferred stock. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

The stock transfer agent for the Company is Empire Stock, located at 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is (702) 818-5898.

HOLDERS

On December 31, 2012, there were approximately 379 holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there are additional beneficial holders which have not converted their stock.



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

During the year ended December 31, 2012, the company issued 100,000 shares of common stock to a consultant for services rendered and valued at $1,000.

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

INTRODUCTION

The Company derives its revenues from its producing oil and gas properties. These properties consist of working interests in producing oil wells having proved reserves. Our capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-K.


OVERVIEW

RESULTS OF OPERATIONS

REVENUES

For the year ended December 31, 2012 and 2011, the Company recognized $1,248 and $36,782 in revenues from royalties on producing oil and gas properties and no revenue from rental income. The decrease in oil and gas revenue is directly related to the reduction of ownership interest in the leases.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the year ended December 31, 2012 totaled $671 as compared to $24,041 for the prior year. During 2012 the reduction in ownership interest in leases caused a decrease in expenses.

General and Administrative- General and administrative expenses were $4,635 for the year ended December 31, 2012, compared to $14,848 for the year ended December 31, 2011.

Professional Fees - Professional fees for the year ended December 31, 2012 were $186,326 as compared to $300,472 for the period ended December 31, 2011. The decrease was related to the decrease in consulting fees which are part of the consulting agreement with the Chief Executive Officer of the Company, as well as the decreased usage of outside consultants.

Depreciation, Amortization, and Depletion - Depreciation and amortization expenses on the fixed assets was $0 and $1,220 for the year ended December 31, 2012 and 2011. The depletion expense for the year ended December 31, 2012 and 2011 was $0 and $1,564 and was calculated based on an estimate using the straight line method over the estimated lives of the development interests until production studies have been completed on the recently acquired oil and gas properties. The decrease is related to the reduction in ownership interest in leases.

OTHER INCOME AND EXPENSES

During the twelve months ended December 31, 2012 and 2011 the company had no interest income.

The company accrued $980 in interest expense for year ended December 31, 2012. The company had no interest expenses in 2011.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCK

We realized a net loss of $191,364 for the year ended December 31, 2012, compared to a net loss of $301,445 for the year ended December 31, 2011. The decrease in net loss is attributable to officers of the company taking a decrease in salary and cleaning up other expenses.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had cash in the amount of $55, and a working capital deficit of $457,335, as compared to cash in the amount of $16 and a working capital deficit of $265,471 as of December 31, 2011. In addition, our stockholders' deficit was $456,385 and $264,521 at December 31, 2012 and 2011.

Our accumulated deficit is $15,922,521 at December 31, 2012.

Our operations provided net cash of $1,539 during the year ended December 31, 2011, compared to $356 during the year ended December 31, 2011, an increase of $1,895.

Our cash used for investing activities was $0 and $0 for the year ended December 31, 2012 and 2011.

Our financing activities used $1,500 and $0 in net cash during the year ended December 31, 2012 and 2011., The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.
ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Amerigo Energy, Inc.

We have audited the accompanying consolidated balance sheets of Amerigo Energy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2012. Amerigo Energy, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerigo Energy, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $15,922,521 since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 12, 2013
Las Vegas, Nevada


					AMERIGO ENERGY, INC.
					CONSOLIDATED BALANCE SHEET


                                                                                As of			As of
                                                                             	December 31, 2012	December 31, 2011
										-----------------------------------------
                                   ASSETS

Current assets
Cash                                                                                       $55              $16
										-------------------------------
Total current assets                                                                        55               16

Other Assets
Deposits                                                                                   950              950
										-------------------------------
Total assets                                                                            $1,005             $966
										===============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                                               $38,087          $39,604
Accounts payable - related party                                                       138,655           18,215
Advances from related parties                                                           16,077           16,077
Payroll liabilities                                                                    108,000           36,000
Accrued Interest - Related Parties                                                      36,571           35,591
Judgement payable                                                                      120,000          120,000
										-------------------------------
Total current liabilities                                                              457,390          265,487

Long-term liabilities
Total liabilities                                                                      457,390          265,487

Stockholders' (deficit)
Preferred stock (25,000,000 shares authorized
& 500,000 shares outstanding at Sep. 30, 2012)                                             500              500
Common stock; $.001 par value; 100,000,000 shares authorized;  24,124,824 and
25,524,824 shares outstanding at Dec 31, 2012 and Dec 31 2011 respectively              24,124           25,524
Additional paid-in capital                                                          15,441,512       15,440,612
Accumulated deficit                                                               (15,922,521)     (15,731,157)
										-------------------------------
Total stockholders' (deficit)                                                        (456,385)        (264,521)
										-------------------------------
Total liabilities and stockholders' (deficit)                                           $1,005             $966
										===============================



				AMERIGO ENERGY, INC.
			CONSOLIDATED STATEMENT OF OPERATIONS



                                                	       Year Ended
						December 31, 2012	December 31, 2011
						------------------------------------------
Revenue
Oil revenues                                            $921     	$ 23,352
Gas revenues                                             327      	  13,431
						-------------		---------
Total Revenue                                          1,248     	  36,782

Operating expenses
Lease operating expenses                                 671      	  24,041
Selling, general and administrative                    4,635      	  14,848
Professional fees                                    186,326     	 300,472
Depreciation and amortization expense                      -       	   1,220
Depletion expense                                          -       	   1,564
						-------------		---------
Total operating expenses                             191,632     	 342,145
						-------------		---------

Loss from operations                               (190,384)   		(305,363)
Other income (expenses):
Interest expense                                       (980)                   -
Write off of assets/Loss on sale of assets                 -     	   (3,065)
Other expense                                              -       	     (157)
Gain on Sale of Phillips B.                                -       	    1,397
Gain on extinguishment of debt                             -       	    5,742
Rounding error						   - 			1
						-------------		---------
Total other income (expenses)                          (980)       	    3,917
						-------------		---------
Net loss                                          $(191,364)  		$(301,445)
						=============		==========

Basic and diluted (loss) per common share         $   (0.00)         	 $  (0.01)
						=============		==========

Basic and diluted weighted average common
shares outstanding                                24,194,398  		23,727,708
						=============		==========




					AMERIGO ENERGY, INC.
				STATEMENT OF STOCKHOLDER'S EQUITY



                                                     			Additional     			Total
		    	Common Stock      	Preferred Stock  	Paid-in   	Accumulated 	Stockholders'
			Shares      Amount     	Shares    Amount    	Capital    	Deficit      	Deficit

			--------------------	----------------	----------	------------	-------------
Balance,
December 31, 2010      	22,814,331    33,356 	500,000   500  		14,608,105	(15,429,712)    (787,750)
			====================	================	==========	============	==========

Shares issued   	9,141,216      9,141				   459,739     			468,880
to settle debts

Shares issued  		2,000,000      2,000				    78,000 			 80,000
for   consulting
services

Shares issued     	69,277           70								    70
for previously
purchased oil
interest

Settlement of       	(8,500,000)  (8,500)				      8,500 			-
shares issued to
Granite Energy

Settlement of 								    220,723			220,723
debts to related
parties

Warrants issued								     55,000			 55,000

Adjustment to		(10,543)					     10,543
common stock
account

Rounding error								          2			      1

Net loss										   (301,445)	(301,445)

Balance,
December 31, 2011	25,524,824  $25,524 	500,000  $500 		$15,440,612	$(15,731,157	$(264,521)
			====================	================	===========	============	==========

Shares issued    	100,000        100				        900			    1,000
for services

Repurchase and		(1,500,000)  (1,500)								   (1,500)
retirement of
shares

Net loss										    (191,364)	 (191,364)

Balance,
December 31, 2012	24,124,824  $24,124 	500,000  $500 		$15,441,512	$(15,922,521)	$(456,385)
			====================	================	===========	=============	==========




					AMERIGO ENERGY, INC.
				CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                      Year Ended
							December 31, 2012	December 31, 2011
							------------------------------------------
Cash flows from operating activities:
Net loss                                                  $(191,364) 		$(301,445)
Adjustments to reconcile net loss to
 net cash used by operating activities:
       Sale of oil and gas interests                               -    	  150,185
Stock issued for services / settle debt                        1,000    	  433,348
       Gain on extinguishment of debt                              -    	   (5,742)
Depletion, depreciation and amortization                           -      	    2,784
       Impairment of assets                                        -      	    3,065
Increase in accounts receivable                                    -     	   12,416
Increase / (decrease) in accounts payable                    (1,517)   		  (94,590)
Increase / (decrease) in accounts payable - related party          -  		 (183,035)
Increase / (decrease) in advances from related parties       121,420   		  (22,796)
Increase / (decrease) in accrued payroll                      72,000      	    5,455
Rounding error                                                     -        	       (1)
							-------------		-----------
Net cash Provided by operating activities                      1,539      	     (356)

Cash flows from financing activities:
Repurchase and retirement of shares                          (1,500)
							-------------		-----------
Net cash used by financing activities                        (1,500)          	        -
							-------------		-----------

Net increase in cash                                              39      	     (356)

Cash, beginning of period                                         16        	      372
							-------------		-----------

Cash, end of period                                      $        55        	$      16
							============		===========

Cash paid for interest                                   $        -         	$       -
							============		===========

Cash paid for taxes                                      $        -         	$       -
							============		===========

Supplementary cash flow information:
Stock issued for services                                $    1,000         	$       -
Oil interest used to settle debts                        $        -   		$  (8,099)
							============		===========



AMERIGO ENEGY, INC.

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

The Amerigo Energy's business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company has been exploring its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company's books as well as looking to diversify the investment holdings, while still maintaining limited interest in oil leases. The company is aggressively looking for potential oil leases to acquire as well as businesses which will fit with the company's strategy. Analyzing opportunities in the oil industry as well as other potential investments has gone slower than planned, but the company is committed to implementing its business plan.

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

COMPREHENSIVE INCOME

FASB Accounting Standard Codification Topic 220-10, "Comprehensive Income" ("ASC 220-10"), requires that total comprehensive income be reported in the financial statements. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires
(a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's financial statements do not include any of the components of other comprehensive income during the year ended December 31, 2012 and 2011.

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

   a. he amount of exploratory well costs that have been capitalized for a period of greater than one year after the completion of drilling at the most recent balance sheet date and the number of projects for which those costs relate.

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

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2012 and December 31, 2011; the Company's financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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


NOTE 3 - ACQUISITION AND DISPOSAL OF ASSETS


DURING THE YEAR ENDED DECEMBER 31, 2011:

In November 2011, the company sold 50% of its interest in the Phillips B. lease to a third party for $2,445. On the same date the company used the other 50% of its interest to settle $2,445 in debts to Bullfrog Management (an entity controlled by a prior officer).

On March 1, 2011 the company settled $150,361 in debt on the company books with oil interest held by the company in leases in Oklahoma.

On September 1, 2011 the Company settled $97,723 in debt on the company books with the company's interest in the West Burk lease and the Richard Lease. These leases had previously been written off and had no value on the company's books. The transaction was recorded as additional paid in capital contribution.


NOTE 4 - NOTES PAYABLE - RELATED PARTY


As of December 31, 2012 and 2011, there are $0 and $0 notes payable outstanding related to the purchase of the Justice lease. During 2011, these notes were settled with 4,116,796 shares of stock.

NOTE 5 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 2012, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

There are 500,000 shares of preferred stock issued and outstanding at December 31, 2012 and 2011, all of which are owned by the current CEO, These shares had previously been issued in satisfaction of salaries payable, totaling $250,000 to the current CEO and prior officers

During the period ending June 30, 2012, the CEO of the company acquired in a private transaction the shares of preferred A stock. As of December 31, 2012, the CEO owns 500,000 shares of preferred stock, which make up 100% of the preferred stock issued and outstanding.

COMMON STOCK

As of December 31, 2012, there were 100,000,000 shares authorized and there were 24,124,824 shares of common stock outstanding .

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

During the year ended December 31, 2012, the company issued 100,000 shares of common stock to a consultant for services rendered and valued at $1,000.

There were no other shares issued during the year 2012. The balance at December 31, 2012 is 24,124,824 common shares outstanding and 500,000 preferred shares.

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

Stock options/warrants - The following table summarizes information about options and warrants granted during the years ended December 31, 2012 and 2011:


                                     	Number of     	Weighted Average
                                     	Shares		Exercise Price
Balance, December 31, 2010                 0		   $   -
Options/warrants granted                10,000,000 	    0.01
Options/warrants expired                   -   		       -
Options/warrants cancelled, forfeited      -   		       -
Options/warrants exercised              ----                 ---

Balance, December 31, 2011              10,000,000   	    0.01
Options/warrants granted                   -                   -
Options/warrants expired                   -   		       -
Options/warrants cancelled, forfeited      -   		       -
Options/warrants exercised                 -   		       -

Balance, December 31, 2012              10,000,000   	    0.01


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

As of December 31, 2012, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 7 - RELATED PARTY TRANSACTIONS -

The Company has a consulting agreement with a firm controlled by the Company's Chief Financial Officer for a fee of $3,500 per month. The consulting firm has been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. As of December 31, 2012 and 2011 the company owed the firm $18,215, and $138,655, respectively. Prior to December 31, 2011 $200,000 was settled with stock and warrants in lieu of cash payment (See Note 5).

As of December 31, 2012, the Company's CEO is owed $72,000 in accrued, but not paid, salary. In January 2013, the CEO entered into a compensation agreement as discussed in Note 10 Subsequent events.

The Company had an operating agreement with SWJN Oil Company and SJ OK Oil Company to operate the company's oil and gas leases, the current CEO had a minority interest in these entities. The fee charged by these companies to operate these leases is the greater of $1,000 per month or 5% of net oil sales. During 2011 the CEO sold his interest in SJ OK to an outside party and subsequent to year end the CEO relinquished his interest in SWJN to an unrelated third party as well. The total fees Amerigo paid to these entities during 2012 and 2011 was $0 and $652.

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

NOTE 8 - INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:


Deferred tax assets:                	   2012     	   2011
					----------     -----------
   Net operating loss carryforwards	5,518,182	5,246,818
   Stock issued for services       	    1,000    	   80,000
   Impairment Loss                  	     -     	     -
					----------     -----------
Net deferred tax asset              	5,519,182	5,326,818


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as follows:

                              		    2012          2011
					----------    -----------
Tax at statutory rate (35%)       	 1,931,714     1,864,386
Increase in valuation allowance  	(1,931,714)   (1,864,386)
					----------    -----------
Net deferred tax asset                      -             -


Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011 and 2010:

                             		2012     	2011
					----		----
Federal statutory tax rate    		(35)%    	(35)%
Permanent difference and other      	35%      	35%


At December 31, 2012, the Company had federal net operating loss ("NOL") carry forwards of approximately $5,519,182. Federal NOLs could, if unused, begin to expire in 2021. The company has not filed it's corporate tax return for the 2011 or 2012 tax year so the deductibility of the NOL is uncertain.

The valuation allowance for deferred tax assets as of December 31, 2012 was $5,519,182.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 12, 2013, the date which the financial statements were available to be issued. The Company has determined that, other than disclosed below, there were no other events that warranted disclosure or recognition in the financial statements.

In January 2013, the company entered into an employment agreement with the CEO and ended the prior consulting agreements with him. The terms of his compensation agreement are $180,000 per year and should the company not have the funds to cover the amount owed, the amount will accrue interest at 8% per year.

In February 2013, the company settled $35,592 worth of debt for 35,592 common shares, valued at $1.00 per share. The CEO of the company was indirectly owed $14,263 of this debt.

In March 2013, the company announced the acquisition of the license agreement of Le Flav Spirits for the promotion of a liquor line featuring the celebrity Flavor Flav. The company issued 360,000 shares of common stock in conjunction with this acquisition. The company also issued warrants for the purchase of two million (2,000,000) shares of common stock at $1.00 per shares, with a 5 year exercise period, vested equally at 500,000 shares vested upon every 5,000 cases sold of vodka. The promissory note is to be settled for $1 per bottle for the first 2,000,000 bottles sold. This will be treated as a convertible promissory note, convertible at $1.00 per share (at the option of the note holder). Promissory note bears interest at 8% per year. The Company has the ability to make principal and interest payments above what is earned from the 'per bottle' during the term. Unless otherwise satisfied, the balance of the promissory note is due by March 1, 2016. The CEO had a minority interest in the entity from which the license agreement was purchased.

On March 22, 2013, the Company executed a line of credit agreement with a third party for $100,000 to be used as purchase order financing for the production of liquor brands. The line of credit bears interest at twenty percent (20%) on the advanced amount. In consideration for this line of credit, the company issued warrants for 300,000 shares of common stock at an exercise price of $1.00 per share, exercisable for five (5) years. The Company issued 3,000,000 shares of preferred stock as collateral which are being held in trust.

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

Our website www.amerigoenergy.com is currently under construction Our website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

We have no information that we would have been required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


(a) Identification of Directors and Executive Officers.


Name             	Age	Term Served*
-----			---	------------
Jason F. Griffith	36    	Elected since 2008
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


CASH COMPENSATION TABLE
                                                                      		All
Name and                                       		  Stock       Option    Other
Principal Position      Year	Salary ($)	Bonus ($) Awards      Awards    Compensation	Total
Jason F. Griffith       2011  	0               -           -          -          -     	0
Chief Executive Officer 2012    0          	-           -          -          -           	0


Each director of Amerigo Energy also serves  as  a  director  of  Amerigo, Inc.
Directors do not receive separate compensation for service as directors of Amerigo Energy or Amerigo, Inc.

DIRECTOR COMPENSATION

                 	Fees Earned                     Non-Equity    	Nanqualified
                 	or Paid      Stock    Option    Incentive Plan	Deferred     	All Other
Name             	in Cash ($)  Awards   Awards    Compensation  	Compensation 	Compensation	Total
Jason F. Griffith          -          -         -            -             -           	  -              -


EMPLOYMENT CONTRACTS AND OTHER ARRANGEMENTS

In January 2013, the company entered into a compensation agreement with the Chief Executive Officer. The agreement calls for compensation of $180,000 per year beginning January 1, 2013 and continuing for a five year term. There is an additional advisory period through December 31, 2022. Should the company not have the financial ability to pay the salary, the amount owed will convert to a loan at eight (8%) interest.

Through December 31, 2012, other than as described above, there are no compensatory plans or arrangements, including payments to be received from Amerigo Energy, with respect to any party named above which could result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with Amerigo Energy or its subsidiaries, or any change in control of Amerigo Energy, or a change in the person's responsibilities following a change in control of Amerigo Energy.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial ownership of each person as described in the table below was calculated based on 24,124,824 of Amerigo Energy Common Stock outstanding as of December 31, 2012, according to the record ownership listings as of that date and the verifications Amerigo Energy solicited and received from each director, executive officer and five percent holder.

Security Ownership of Certain Beneficial Owners as of December 31, 2012


Title of	Name and Address       Amount and Nature      	Percent of
Class   	of Beneficial Owner    of Beneficial Ownership	Class
---------------------------------------------------------------------------
Common  	Jason Griffith.               5,415,025          22.45%
        	2580 Anthem Village Dr.
        	Henderson, NV 89052


Security Ownership of Management


Title of 	Name and Address       Amount and Nature      	Percent of
Class    	of Beneficial Owner    of Beneficial Ownership 	Class
---------------------------------------------------------------------------
Common   	Jason F. Griffith  	  5,415,025*		 22.45%
Preferred	Chief ExecutiveOfficer 	    500,000    		100.00%
         	2580 Anthem Village Dr.                            (1)
         	Henderson, NV 89052


(1) all of these shares are indirectly owned by a trust controlled by Mr. Griffith or through entities which Mr. Griffith has ownership interest..

* Total Current Officers and Directors common shares held is 5,415,025 (22.45%)

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -

As of December 31, 2012, the company has $138,655 in liabilities due to a firm controlled by the Company's Chief Executive Officer. This loan is non-interest bearing and has no due date assigned to it. Prior to December 31, 2011 $200,000 was settled with stock and warrants in lieu of cash payment.

As of December 31, 2012, the Company's CEO is owed $108,000 in accrued, but not paid, salary.

The Company had an operating agreement with SWJN Oil Company and SJ OK Oil Company to operate the company's oil and gas leases, the current CEO previously had a minority interest in these entities. The fee charged by these companies to operate these leases was the greater of $1,000 per month or 5% of net oil sales. During 2011 the CEO sold his interest in SJ OK to an outside party and in 2012 the CEO relinquished his interest in SWJN to an unrelated third party as well. The total fees Amerigo paid to these entities during 2011 and 2012 was $652.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

                  	  Fiscal Year Ended
                  	     December 31,
                  	  2012            2011
			--------------------------
Audit fees         	$10,000 	$10,000
Audit related fees                        -
Tax fees                  -               -
All other fees            -               -


PRE APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to our auditor, LL Bradford were approved by our Board of Directors
PART IV

ITEM 15. EXHIBITS

10.1  COMPENSATION AGREEMENT, DATED JANUARY 4, 2013

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

Date: April 12, 2013

By: /s/ Jason F. Griffith
--------------------------
Jason F. Griffith
Chief Executive and Financial Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 20132

By: /s/ Jason F. Griffith
---------------------
Jason F. Griffith
Chief Executive and Financial Officer
and Principal Accounting Officer