Form 10-Q
period 2013-03-31
AMERIGO ENERGY, INC.
filed 2013-05-20
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended: March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
24,124,824 shares of common stock, $0.001 par value, as of May 20, 2013

                               TABLE OF CONTENTS


ITEM 1. FINANCIAL STATEMENTS...................................................
CONSOLIDATED BALANCE SHEET.....................................................
CONSOLIDATED STATEMENTS OF OPERATIONS..........................................
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT................................
CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................
NOTES TO FINANCIAL STATEMENTS..................................................
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............
ITEM 4. CONTROLS AND PROCEDURES................................................
PART II - OTHER INFORMATION....................................................
ITEM 1. LEGAL PROCEEDINGS......................................................
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................
ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................
ITEM 4. MINE SAFETY DISCLOSURES................................................
ITEM 5. OTHER INFORMATION......................................................
ITEM 6. EXHIBITS...............................................................
SIGNATURES.....................................................................

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             AMERIGO ENERGY, INC.
                                BALANCE SHEETS


                                                 ASSETS
                                                                                   March 31,  	December 31,
                                                                                     2013            2012
                                                                                  (Unaudited)
										---------------------------


Current assets
Cash                                                                                  $3,760         $55
Prepaid interest                                                                      21,000           -
Interest receivable                                                                    1,891           -
Loan receivable                                                                       41,736           -
										--------------	----------
Total current assets                                                                  68,387          55


Other Assets
 Deposits                                                                               950         950
 License agreement                                                                2,212,400           -
										--------------	----------
Total other assets                                                                2,213,350         950

Total assets                                                                     $2,281,737      $1,005
										==============	==========


                                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities                                         $   45,173     $38,087
Accounts payable - related party                                                    140,733     138,655
Advances from related parties                                                        23,077      16,077
Payroll liabilities                                                                 153,000     108,000
Accrued Interest - related Parties                                                     -         36,571
Line of credit & interest accrued                                                    43,902           -
Judgment payable                                                                    120,000     120,000
Current portion of  long-term convertible debt                                       25,000           -
									       --------------	----------
Total current liabilities                                                           550,885     457,390

Long-term liabilities
Convertible Note payable                                                          1,975,000           -
									       --------------	----------
Total liabilities                                                                 2,525,885     457,390

Stockholders' (deficit)
Preferred  stock; $0.001 par value; 25,000,000 shares
authorized 3,500,000 and 500,000 shares outstanding
as of March 31, 2013 and December 31, 2012, respectively.			      3,500         500

Common stock;  $0.001  par  value;  100,000,000  shares  authorized;
24,124,824  and  24,124,824 shares outstanding of March 31, 2013 and
December 31, 2012 respectively.							     24,124      24,124

Common stock-authorized and unissued; 755,592 shares and no shares
as of March 31, 2013 and  December 31, 2012, respectively.				756           -

Unamortized stock-based compensation                                                (31,500)           -
Additional paid-in capital                                                       15,719,951  	 15,441,512
Accumulated (deficit)                                                           (15,960,979)	(15,922,521)
										--------------	----------
Total stockholders' (deficit)                                                      (244,148)   (456,385)
										--------------	----------
Total liabilities and stockholders' (deficit)                                    $2,281,737      $1,005
										==============	==========

The accompanying notes are an integral part of these condensed consolidated financial statements


                             AMERIGO ENERGY, INC.
                               INCOME STATEMENTS

                                                               FOR THE THREE MONTHS
                                                               	ENDING MARCH 31,
                                                             	2013	    2012
							      ---------------------
Revenue
Oil revenues                                                       $261       $223
Gas revenues                                                          -         80
							        -------	   --------
Total Revenue                                                       261        303

Operating expenses
Lease operating expenses                                             80        137
Consulting expense                                               50,900          -
Selling, general and administrative                               3,903      2,601
Professional fees                                                 3,506     47,212
							        -------	   --------
Total operating expenses                                         58,389     49,950
							        -------	   --------

Loss from operations                                            (58,128)   (49,647)
							        -------	   --------

Other income (expenses):
Gain on debt settlement                                          19,195          -
Interest expense                                                 (1,416)         -
Interest income                                                   1,891          -
							        -------	   --------
Total other income (expenses)                                    19,670          -

Net loss                                                        $(38,458)         $-
							        =======    ========

Net loss per share - basic                                      $(0.00)         $-
							        =======    ========

Weighted average number of common shares outstanding - basic    24,124,824  24,138,157
							        =======    ========

The accompanying notes are an integral part of these condensed consolidated financial statements


                                  AMERIGO ENERGY, INC.
                              STOCKHOLDERS EQUITY (DEFICIT)


                                         			 	Additional		Unamortized  		 	Total
                                  Common Stock     Perferred Stock	Paid-in     Shares	Share-based	Accumulated	Stockholders'
                               Shares    Amount    Shares   Amount   	Capital     Unissued	Compensation   	Deficit      	Deficit
			      ---------------------------------------------------------------------------------------------------------------


Balance, December 31, 2011    25,524,824 $25,524   500,000    500  	15,440,612   $-          $- 		(15,731,157)    (264,521)


Shares issued for services       100,000     100         -      -           900       -           -              	-         1,000

Repurchase  and retirement of
shares                       (1,500,000)  (1,500)        -      -             -       -           -            		-        (1,500)

Net loss                                                                                             		   (191,364)    (191,364)

Balance, December 31, 2012    24,124,824 $24,124   500,000    500  	 15,441,512   -          $- 		(15,922,521)    (456,385)
			      ---------- --------  --------  ------	----------- --------	---------	-------------	----------

Shares authorized and unissued
for settlement of debt     	    -       -         	-      -       	     2,111   22   	                     -        	   2,133
                                                                                                                         	       -
Shares   authorized     and													       -
unissued for settlement of
debt - related 		party	    -       -           -      -             1,412   14                              -             1,426

Gain on settlement of debt 	    -       -           -      -            12,836    -                              -            12,836
related party

Shares  issued for consulting
services			    -       -           -      -            32,040   360    	(31,500)             -               900

Preferred  shares  issued  as
collateral			    -       - 	   3,000,000  3,000          (3,000)   -                              -                -

Warrants  issued  for Le Flav
License				    -       -         -      -              180,000   -           -                  -           180,000

Warrants issued for  Line  of
credit			       	    -       -         -      -               21,000   -           -                  -            21,000

Shares authorized and unissued
for Le Flav License		    -       -         -      -               32,040  360          -                  -            32,400

Net loss													     (38,458)	 (38,458)

Balance, March 31, 2013       24,124,824  $24,124  3,500,000  $3,500 	$15,719,951  $756   	$(31,500) 	$(15,960,979)    (244,148)
			      ---------- --------  ---------  -------	----------- --------	---------	-------------	----------


The accompanying notes are an integral part of these condensed consolidated financial statements.




                             AMERIGO ENERGY, INC.
			   STATEMENTS OF CASH FLOW



                                                                            FOR THE THREE MONTHS
                                                                               ENDING MARCH 31,
                                                                         	2013    2012
									    ---------------------

Cash flows from operating activities:
Net loss                                                                    $(38,458) $(49,647)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock issued for services                                                         900     1,000
Gain on extinguishment of debt                                               (20,176)         -
Changes in operating assets and liabilities:
(Increase) / decrease in other assets                                         (1,891)         -
Increase / (decrease) in accounts payable and accrued liabilities              52,086    21,086
Increase / (decrease) in accounts payable - related party                       9,078    27,585
									    ---------- ----------
Net cash Provided by operating activities                                       1,539        24
									    ---------- ----------

Cash flows from investing activities:
(Purchase) of intellectual property                                       (2,000,000)         -
(Purchase) of notes receivable                                               (41,736)         -
									  ------------ ----------
Net cash (used) by investing activities                                   (2,041,736)         -
									  ------------ ----------

Cash flows from financing activities:
Repurchase and retirement of shares                                                 -   (1,500)
Increase in bank overdraft                                                          -     1,460
Proceeds from line of credit                                                   43,902         -
Proceeds from notes payable                                                 2,000,000         -
									  ------------ ----------
Net cash provided (used) by financing activities                            2,043,902       (40)
									  ------------ ----------


Net increase (decrease) in cash                                                 3,705      (16)

Cash, beginning of period                                                          55        16
									  ------------ ----------

Cash, end of period                                                            $3,760        $-
									  ============ ==========


Cash paid for interest                                                             $-        $-
									  ============ ==========

Cash paid for taxes                                                                $-        $-
									  ============ ==========
Supplementary cash flow information:
Stock issued for services                                                          $-        $-
									  ============ ==========
Oil interest used to settle debts                                                  $-        $-
									  ============ ==========


The accompanying notes are an integral part of these condensed consolidated financial statements


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Recent pronouncements:

The Company's management has reviewed all of the FASB's Accounting Standard Updates through March 31, 2013 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $15,960,979 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 2 - OIL AND GAS LEASES

DURING THE THREE MONTHS ENDED MARCH 31, 2013:

For the three months ended March 31, 2013, the Company generated revenues on producing oil and gas properties in the amount of $261. For the three months ended March 31, 2012, the Company generated revenues on producing oil and gas properties in the amount of $303.

The depletion expense for the three months ended March 31, 2013, and 2012 was $0 and $0 respectively.

NOTE 3 - TRADEMARKS ACQUIRED

In March 2013, the company announced the acquisition of the license agreement of Le Flav Spirits for the promotion of a liquor line featuring the celebrity Flavor Flav. The company issued 360,000 shares of common stock in conjunction with this acquisition. The company also issued warrants for the purchase of two million (2,000,000) shares of common stock at $1.00 per shares, with a 5 year exercise period, vested equally at 500,000 shares vested upon every 10,000 cases sold of vodka. The promissory note is to be settled for $1 per bottle for the first 2,000,000 bottles sold. This will be treated as a convertible promissory note, convertible at $1.00 per share (at the option of the note holder). Promissory note bears interest at 8% per year. The Company has the ability to make principal and interest payments above what is earned from the 'per bottle' during the term. Unless otherwise satisfied, the balance of the promissory note is due by March 1, 2016. The CEO had a minority interest in the entity from which the license agreement was purchased.

The assets acquired were intangible in nature and will be assessed on an annual basis.


NOTE 4 - LINE OF CREDIT

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

As of March 31, 2013, there has been $43,902 received on this line of credit. This amount is due to be repaid in September 2013. Upon receipt of these funds, the money was then advanced to the distribution company for use in production of the liquor brands in relation to purchase orders received from distributors.

NOTE 5 - STOCKHOLDERS' DEFICIT

As of March 31, 2013, there were 24,124,824 shares of common stock outstanding, 755,592 common stock authorized and unissued and 500,000 preferred shares outstanding.

Preferred Stock

The company pledged 3,000,000 shares of preferred stock as collateral to the line of credit which was entered into during the quarter.

Common Stock

In February 2013, the company settled $35,592 worth of debt for 35,592 common shares, valued at $1.00 per share. The CEO of the company was indirectly owed $14,263 of this debt. The Company recorded gain on debt settlement $19,195 and common stock authorized and unissued $36 and these shares have not been issued by the transfer agent as of May 20, 2013.

In February 2013, the company announced the acquisition of the license agreement of Le Flav Spirits for the promotion of a liquor line featuring the celebrity Flavor Flav. The company issued 360,000 shares of common stock in conjunction with this acquisition. The shares were valued at $32,400. The company also issued warrants for the purchase of two million (2,000,000) shares of common stock at $1.00 per shares, with a 5 year exercise period, vested equally at 500,000 shares vested upon every 10,000 cases sold of vodka. The warrants were valued at $180,000. The promissory note is to be settled for $1 per bottle for the first 2,000,000 bottles sold. This will be treated as a convertible promissory note, convertible at $1.00 per share (at the option of the note holder). Promissory note bears interest at 8% per year. The Company has the ability to make principal and interest payments above what is earned from the 'per bottle' during the term. Unless otherwise satisfied, the balance of the promissory note is due by March 1, 2016. The CEO had a minority interest in the entity from which the license agreement was purchased.

In February 2013, the company entered into a consulting agreement with Flavor Flav. The Company desires to retain the services of a consultant to assist with the promotion of the company's liquor brands, as well as negotiate and assist in the acquisition of other liquor brands by well known personalities. As compensation, the consultant will receive revenue per cases of Le Flav Vodka sold. For example: the consultant will receive $1,200.00 for every 100 cases of Le Flav Vodka sold. The consultant will receive a bonus of twenty five thousand dollars ($25,000.00) based upon consultant assisting in the acquisition of license agreements with additional celebrities and well known personalities for additional liquor brands. Payment of this $25,000 should be made within thirty
(30) days of signing of the new agreement. The consultant will receive a bonus of five thousand dollars ($5,000.00) upon the release of a new liquor variety in the market. Payment to be made within thirty (30) days of the first bottle of the new flavor shipped to the store. The consultant will receive thirty six thousand dollars ($36,000.00) per year for appearance and promotion fees.

In March 2013, an addendum was made to above consulting agreement from February 2013. The following changes are made to compensation references $36,000 per year, and the term of those is to be paid as follows: $25,000 due within fourteen days of signature of the addendum; balance of $36,000 to be paid from month two to twelve; from month thirty to thirty-six, the Company will pay $3,000 per month. As of March 31, 2013, total consulting expense incurred from this consultant is $1,900 and unamortized share-based compensation is $31,500.

The shares of stock related to the above have not been issued by the transfer agent as of May 20, 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2013, the Company had $153,000 in accrued payroll payable to the Company's current officer.

The Company previously had a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm had been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $109,405 as of March 31, 2013 which is included as part of Accounts payable - related party in the accompanying financial statements.

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

As of March 31, 2013, there has been $43,902 received on this line of credit. This amount is due to be repaid in September 2013. Upon receipt of these funds, the money was then advanced to the distribution company for use in production of the liquor brands in relation to purchase orders received from distributors. The owner of the distribution company is a minority shareholder in the company. All funds advanced to the distribution company for the production of the brands are personally guaranteed by the shareholder.

NOTE 7 - SUBSEQUENT EVENTS

The company entered into various marketing and consulting agreements in relation to the promotion of the liquor company brands subsequent to March 31, 2013 for 2,140,000 restricted common shares, valued at $192,600. These shares have not yet been issued by the transfer agent.

The Company has evaluated subsequent events through May 15, 2013, the date which it has made its financial statements available, and has identified no significant reportable events through that date.


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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 12, 2013.

INTRODUCTION

The Company derives its revenues from its producing oil and gas properties, of which the substantial majority are predominantly oil properties. These properties consist of working interests in producing oil wells having proved reserves. Our capital for investment in producing oil properties has been provided by the sale of common stock to its shareholders.

The company additionally receives trademark privilege fees in relation to its ownership in various liquor brands, namely Le Flav Vodka.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q.

OVERVIEW
RESULTS OF OPERATIONS

REVENUES

For the three months ended March 31, 2013 the company generated revenues on producing oil and gas properties in the amount of $261. For the three months ended March 31, 2012 the company generated $303 in revenues from producing oil and gas properties.

OPERATING EXPENSES

The company recorded a $19,195 gain on settlement of debt in relation to the settling of debt to third party's at less than the face value of the debt.

THREE MONTHS ENDED

Lease Operating - Lease operating expense for the three months ended March 31, 2013 totaled $80 as compared to $137 for the three months ended March 31, 2012. The decrease is directly related to the decrease in interest the Company holds.

General and Administrative - General and administrative expenses were $3,903 for the three months ended March 31, 2013, compared to $2,601 for the three months ended March 31, 2012.

Professional Fees - Professional fees for the three months ended March 31, 2013 were $3,506 as compared to $47,212 for the three months ended March 31, 2012. The decrease was related to the decreased use of consultants.

Consulting fees - Consulting fees for the three months ended March 31, 2013 were $50,900 as compared to $0 for the three months ended March 31, 2012. The increase was related to the increased use of consultants.

OTHER INCOME AND EXPENSES THREE MONTHS ENDED

Interest Expense - Interest expense for the three months ended March 31, 2013 totaled $1,416 as compared to $0 for the three months ended March 31, 2012. The increase is directly related to the increased use of loans in order to fund operations.

Interest Income - Interest income for the three months ended March 31, 2013 totaled $1,891 as compared to $0 for the three months ended March 31, 2012.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

The company realized a net loss of $38,458 for the three months ended March 31, 2013, compared to a net loss of $49,647 for the three months ended March 31, 2012, a decrease of $11,191. The decrease in net loss is partially attributable to the gain on debt settlement as compared to the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had cash in the amount of $3,760 and a working capital deficit of $482,498. In addition, our stockholders' deficit was $244,148 at March 31, 2013.

Our accumulated deficit increased from $15,922,521 at December 31, 2012 to $15,960,979 at March 31, 2013.

Our operations provided net cash of $1,539 during the three months ended March 31, 2013, compared to earning net cash of $24 during the three months ended March 31, 2012, an increase of $1,515.

Net cash used by investing activities was ($2,041,736) for the three months ended March 31, 2013, compared to providing net cash of $0 for the three months ended March 31, 2012.

Our financing activities provided net cash of $2,043,902 during the three months ended March 31, 2013, compared to using net cash of ($40) during the nine month ended March 31, 2012.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of March 31, 2013, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

Date: May 20, 2013

By: /s/ Jason F. Griffith
  ---------------------
Jason F. Griffith
Chief Executive Officer,
and Chief Financial Officer