Form 10-Q/A
period 2013-03-31
AMERIGO ENERGY, INC.
filed 2013-05-22
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended: March 31, 2013

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

Note for Restatement: This Form 10Q is being restated to make adjustment to the cash flow statement as it relates to a non-cash item previously included in the statement.


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




                             AMERIGO ENERGY, INC.
			   STATEMENTS OF CASH FLOW



                                                                            FOR THE THREE MONTHS
                                                                               ENDING MARCH 31,
                                                                         	2013    2012
									    ---------------------
									    (restated)
Cash flows from operating activities:
Net loss                                                                    $(38,458) $(49,647)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock issued for services                                                         900     1,000
Gain on extinguishment of debt                                               (20,176)         -
Changes in operating assets and liabilities:
(Increase) / decrease in other assets                                         (1,891)         -
Increase / (decrease) in accounts payable and accrued liabilities              52,086    21,086
Increase / (decrease) in accounts payable - related party                       9,078    27,585
									    ---------- ----------
Net cash Provided by operating activities                                       1,539        24
									    ---------- ----------

Cash flows from investing activities:
(Purchase) of notes receivable                                               (41,736)         -
									  ------------ ----------
Net cash (used) by investing activities                                      (41,736)         -
									  ------------ ----------

Cash flows from financing activities:
Repurchase and retirement of shares                                                 -   (1,500)
Increase in bank overdraft                                                          -     1,460
Proceeds from line of credit                                                   43,902         -
									  ------------ ----------
Net cash provided (used) by financing activities                               43,902       (40)
									  ------------ ----------


Net increase (decrease) in cash                                                 3,705      (16)

Cash, beginning of period                                                          55        16
									  ------------ ----------

Cash, end of period                                                            $3,760        $-
									  ============ ==========


Cash paid for interest                                                             $-        $-
									  ============ ==========

Cash paid for taxes                                                                $-        $-
									  ============ ==========
Supplementary cash flow information:
Note payable for purchase of intangibles				    $2,000,000       $-
Stock issued for services                                                          $-        $-
									  ============ ==========
Oil interest used to settle debts                                                  $-        $-
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


WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q/A, including exhibits, under the Securities Act. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC's Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q/A.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q/A. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

Date: May 22, 2013

By: /s/ Jason F. Griffith
  ---------------------
Jason F. Griffith
Chief Executive Officer,
and Chief Financial Officer