Form 10-Q
period 2013-06-30
AMERIGO ENERGY, INC.
filed 2013-08-19
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended: June 30, 2013

                                AMERIGO ENERGY, INC.
                       (Exact name of small business issuer as
                             specified in its charter)


                  Delaware              20-3454263
              --------------           --------------
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

     APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     25,424,824 shares of common stock, $0.001 par value, as of August 15, 2013

                                 TABLE OF CONTENTS


     ITEM 1. FINANCIAL STATEMENTS..............................................
     CONSOLIDATED BALANCE SHEET................................................
     CONSOLIDATED STATEMENTS OF OPERATIONS.....................................
     CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................
     NOTES TO FINANCIAL STATEMENTS.............................................
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........
     ITEM 4. CONTROLS AND PROCEDURES...........................................
     PART II - OTHER INFORMATION...............................................
     ITEM 1. LEGAL PROCEEDINGS.................................................
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................
     ITEM 4. MINE SAFETY DISCLOSURES...........................................
     ITEM 5. OTHER INFORMATION.................................................
     ITEM 6. EXHIBITS..........................................................
     SIGNATURES................................................................

     PART I - FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS


		   	     AMERIGO ENERGY, INC.
                                BALANCE SHEETS

                             ASSETS
                                                                  June 30,   December 31,
                                                                    2013         2012

Current assets

Cash                                                                     $201          $55
Account receivable                                                        755
Prepaids                                                               74,654            -
Interest receivable                                                     9,025            -
Loan receivable                                                        88,810            -
								-------------   ----------
Total current assets                                                  173,445           55


Other assets
 Deposits                                                                 950          950
 License agreement                                                  2,212,400            -
								-------------   ----------
Total other assets                                                  2,213,350          950
								-------------   ----------
Total assets                                                       $2,386,795       $1,005
								=============   ==========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities                             $147,086      $38,087
Accounts payable - related party                                      153,603      138,655
Advances from related parties                                          28,077       16,077
Payroll liabilities                                                   198,000      108,000
Accrued Interest - related Parties                                          -       36,571
Loan payable                                                           10,000            -
Line of credit & interest accrued                                      98,064            -
Judgment payable                                                      120,000      120,000
Current portion of  long-term convertible debt                         25,000            -
								-------------   ----------
Total current liabilities                                             779,830      457,390

Long-term liabilities
Convertible Note payable                                            1,975,000            -
								-------------   ----------
Total liabilities                                                   2,754,830      457,390

Stockholders' (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares
authorized 3,500,000 and 500,000 shares outstanding
as of June 30, 2013 and December 31, 2012, respectively.                3,500          500
Common stock; $0.001 par value; 100,000,000
shares authorized;  25,424,824 and 24,124,824 shares
outstanding of June 30, 2013 and December 31, 2012 respectively.       25,424       24,124
Common stock-authorized and unissued;
755,592 shares and no shares as of
June 30, 2013 and December 31, 2012, respectively.                     24,306            -
Unamortized stock-based compensation                                 (28,800)            -
Treasury shares                                                      (46,000)            -
Additional paid-in capital                                         15,922,458   15,441,512
Accumulated (deficit)                                            (16,268,923) (15,922,521)
								-------------   ----------
Total stockholders' (deficit)                                       (368,035)    (456,385)
								-------------   ----------
Total liabilities and stockholders' (deficit)                      $2,386,795       $1,005
								=============   ==========


		   	     AMERIGO ENERGY, INC.
                               INCOME STATEMENTS



                                           FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                              ENDING JUNE 30,              ENDING JUNE 30,
                                            2013           2012          2013          2012
Revenue
Oil revenues                                $253       $233              $514       $456
Gas revenues                                   -        129                 -        209
 Sales                                       755          -               755          -
					   -----       ----	       ------	   -----
Total Revenue                              1,008        362             1,269        665

Operating expenses
Lease operating expenses                     107        128               187        265
Consulting expense                       232,003          -           282,903          -
Selling, general and administrative        9,146        600            13,049      3,201
Professional fees                          5,250     45,500             8,756     92,712
					   -----       ----	       ------	   -----
Total operating expenses                 246,506     46,228           304,895     96,178

Loss from operations                    (245,498)   (45,866)         (303,626)   (95,513)

Other income (expenses):

Gain on debt settlement                        -          -            19,195          -
Interest expense                         (69,580)         -          (70,996)          -
Interest income                            7,134          -             9,025          -
					   -----       ----	       ------	   -----
Total other income (expenses)            (62,446)         -          (42,776)          -

Net loss                               $(307,944)  $(45,866)        $(346,402)  $(95,513)

Net loss per share - basic                $(0.01)    $(0.00)           $(0.01)    $(0.00)

Weighted average number of common
   shares outstanding - basic          24,470,380 24,131,454        24,297,602 24,131,454


                                CASH FLOW

                                                                        FOR THE SIX MONTHS
                                                                          ENDING JUNE 30,
                                                                           2013        2012
Cash flows from operating activities:
Net loss                                                                 $(346,402) $(95,513)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock based compensation - shares for services                               16,496     1,000
Debt settled with oil interest                                                    -
Stock issued to purchase assets                                                   -
Depletion, depreciation and amortization                                          -
Warrants granted                                                            124,807         -
Gain on extinguishment of debt                                             (19,196)         -
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable                                  (755)
(Increase) / decrease in other assets                                       (9,025)
Increase / (decrease) in accounts payable and accrued liabilities           197,423       953
Increase / (decrease) in accounts payable - related party                    13,968    95,084
									 ----------  --------
Net cash Provided by operating activities                                  (22,684)     1,524

Cash flows from investing activities:

(Purchase) sale of oil and gas interest                                           -         -
(Purchase) of notes receivable                                             (88,810)         -
									 ----------  --------
Net cash (used) by investing activities                                    (88,810)         -

Cash flows from financing activities:
Repurchase and retirement of shares                                               -   (1,500)
Increase in bank overdraft                                                        -         -
Proceeds from line of credit                                                 89,640         -
Proceeds from loans                                                          10,000         -
Proceeds from loan - related party                                           12,000         -
Proceeds from notes payable                                                       -         -
									 ----------  --------
Net cash provided (used) by financing activities                            111,640   (1,500)


Net increase in cash                                                            146        24

Cash, beginning of period                                                        55        16
									 ----------  --------
Cash, end of period                                                            $201       $40


Cash paid for interest                                                           $-        $-

Cash paid for taxes                                                              $-        $-


Supplementary cash flow information:
Stock issued for services                                                   $91,150    $1,000
Warrants issued                                                            $124,807
Stock and warrants for License                                             $212,400
Note payable for purchase of intangibles                                 $2,000,000        $-






                                AMERIGO ENERGY, INC.

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

     Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

     Recent pronouncements:

     The Company's management has reviewed all of the FASB's Accounting Standard Updates through June 30, 2013 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

     Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $16,268,923 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

     NOTE 2 - OIL AND GAS LEASES

     DURING THE SIX MONTHS ENDED JUNE 30, 2013:
     For the six months ended June 30, 2013, the Company generated revenues on producing oil and gas properties in the amount of $514. For the six months ended June 30, 2012, the Company generated revenues on producing oil and gas properties in the amount of $665.

     The depletion expense for the six months ended June 30, 2013, and 2012 was $0 and $0 respectively.

     NOTE 3 - TRADEMARKS ACQUIRED

     As of June 2013, the Company announced the acquisition of the license agreement of Le Flav Spirits for the promotion of a liquor line featuring the celebrity Flavor Flav. The company issued 360,000 shares of common stock in conjunction with this acquisition. The company also issued warrants for the purchase of two million (2,000,000) shares of common stock at $1.00 per shares, with a 5 year exercise period, vested equally at 500,000 shares vested upon every 10,000 cases sold of vodka. The promissory note is to be settled for $1 per bottle for the first 2,000,000 bottles sold. This will be treated as a convertible promissory note, convertible at $1.00 per share (at the option of the note holder). Promissory note bears interest at 8% per year. The Company has the ability to make principal and interest payments above what is earned from the 'per bottle' during the term. Unless otherwise satisfied, the balance of the promissory note is due by March 1, 2016. The CEO had a minority interest in the entity from which the license agreement was purchased.

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

     As of June 30, 2013, there has been $89,640 received on this line of credit. This amount is due to be repaid in September 2013. Upon receipt of these funds, the money was then advanced to the distribution company for use in production of the liquor brands in relation to purchase orders received from distributors.

     As of June 30, 2012, $8,424 has been recognized as interest expense related to this line of credit.

     NOTE 5 - STOCKHOLDERS' DEFICIT

     As of June 30, 2013, there were 25,424,824 shares of common stock outstanding, 755,592 common stock authorized and unissued and 500,000 preferred shares outstanding.

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

     In March 2013, an addendum was made to above consulting agreement from February 2013. The following changes are made to compensation references $36,000 per year, and the term of those is to be paid as follows: $25,000 due within fourteen days of signature of the addendum; balance of $36,000 to be paid from month two to twelve; from month thirty to thirty-six, the Company will pay $3,000 per month. As of June 30, 2013, total consulting expense incurred from this consultant is $3,600 and unamortized share-based compensation is $28,800.

     The shares of stock related to the above have not been issued by the transfer agent as of May 20, 2013.

     In April 2013, the Company entered into two consulting agreements, in which the Company will exchange a total of 2,140,000 fully vested and earned shares for services. As of June 30, 2013 the Company had yet to issue the shares there by recording a stock payable and expense in the amount of $23,550. The Company does have an obligation to issue the balance of the shares valued at $104,850.

     In April 2013, the Company agreed to repurchase 900,000 shares for $10,000 from three investors. Monthly payment over a 10 month period will be made to pay off the repurchase. Additionally, the Company granted these three investors, warrants for their respective number of shares. The total value of the 900,000 warrants in the amount of $36,000 has been recorded as of June 30, 2013.

     In April 2013, the Company issued 5,000 warrants valued at $150, related to a loan entered into during the quarter.

     In June 2013, the Company issued 800,000 shares with a fair value of $63,200 to two consultants in exchange for services.

     In June 2013, the Company entered into a consulting agreement in which the Company will issue 4,300,000 warrants in exchange for consulting services. The warrants vesting provisions are as follows: 800,000 at signing; 1,500,000 on December 1, 2013; 2,000,000 on June 1, 2014. All warrants are fully earned and non forfeitable; these are fair valued as of the agreement date and recognized over the vesting terms. As of June 30, 2013 a total of $63,657 was recognized as expense.


     NOTE 6 - RELATED PARTY TRANSACTIONS

     As of June 30, 2013, the Company had $198,000 in accrued payroll payable to the Company's current officer.

     The Company previously had a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm had been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $110,623 as of June 30, 2013 which is included as part of Accounts payable - related party in the accompanying financial statements.

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

     As of June 30, 2013, there has been $89,640 received on this line of credit. This amount is due to be repaid in September 2013. Upon receipt of these funds, the money was then advanced to the distribution company for use in production of the liquor brands in relation to purchase orders received from distributors. The owner of the distribution company is a minority shareholder in the company. All funds advanced to the distribution company for the production of the brands are personally guaranteed by the shareholder.

     NOTE 7 - SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through August 15, 2013, the date which it has made its financial statements available, and has identified no significant reportable events through that date.




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


     OVERVIEW

     RESULTS OF OPERATIONS

     REVENUES

     For the three months ended June 30, 2013 the company generated revenues on producing oil and gas properties in the amount of $253. For the three months ended June 30, 2012 the company generated $362 in revenues from producing oil and gas properties.

     For the six months ended June 30, 2013 the company generated revenues on producing oil and gas properties in the amount of $514. For the six months ended June 30, 2012 the company generated $665 in revenues from producing oil and gas properties. Additionally, the Company generated $755 in revenues from liquor sales compared to $0 in the six months ending 2012.

     OPERATING EXPENSES

     The company recorded a $19,195 gain on settlement of debt in relation to the settling of debt to third parties at less than the face value of the debt.

     THREE MONTHS ENDED

     Lease Operating - Lease operating expense for the three months ended June 30, 2013 totaled $107 as compared to $128 for the three months ended June 30, 2012. The decrease is directly related to the decrease in interest the Company holds.
     General and Administrative - General and administrative expenses were $9,146 for the three months ended June 30, 2013, compared to $600 for the three months ended June 30, 2012.

     Professional Fees - Professional fees for the three months ended June 30, 2013 were $5,250 as compared to $45,500 for the three months ended June 30, 2012. The decrease was related to the decreased use of consultants.

     Consulting fees - Consulting fees for the three months ended June 30, 2013 were $232,003 as compared to $0 for the three months ended June 30, 2012. The increase was related to the increased use of consultants.

     OTHER INCOME AND EXPENSES THREE MONTHS ENDED

     Interest Expense - Interest expense for the three months ended June 30, 2013 totaled $69,580 as compared to $0 for the three months ended June 30, 2012. The increase is directly related to the increased use of loans in order to fund operations.

     Interest Income - Interest income for the three months ended June 30, 2013 totaled $7,134 as compared to $0 for the three months ended June 30, 2012.

     SIX MONTHS ENDED

     Lease Operating - Lease operating expense for the six months ended June 30, 2013 totaled $187 as compared to $265 for the six months ended June 30, 2012. The decrease is directly related to the decrease in interest the Company holds.
     General and Administrative - General and administrative expenses were $13,049 for the six months ended June 30, 2013, compared to $3,201 for the six months ended June 30, 2012.

     Professional Fees - Professional fees for the six months ended June 30, 2013 were $8,756 as compared to $92,712 for the six months ended June 30, 2012. The decrease was related to the decreased use of consultants.

     Consulting fees - Consulting fees for the six months ended June 30, 2013 were $282,903 as compared to $0 for the six months ended June 30, 2012. The increase was related to the increased use of consultants.

     OTHER INCOME AND EXPENSES SIX MONTHS ENDED

     Interest Expense - Interest expense for the six months ended June 30, 2013 totaled $70,996 as compared to $0 for the six months ended June 30, 2012. The increase is directly related to the increased use of loans in order to fund operations.

     Interest Income - Interest income for the six months ended June 30, 2013 totaled $9,025 as compared to $0 for the six months ended June 30, 2012.


     NET LOSS ATTRIBUTABLE TO COMMON STOCK

     The company realized a net loss of $307,944 for the three months ended June 30, 2013, compared to a net loss of $45,866 for the three months ended June 30, 2012, an increase of $262,078. The increase in net loss is partially attributable to the increase in consulting expenses and the gain on debt settlement as compared to the six months ended June 30, 2012.

     The company realized a net loss of $346,402 for the six months ended June 30, 2013, compared to a net loss of $95,513 for the six months ended June 30, 2012, an increase of $250,889. The increase in net loss is partially attributable to the increase in consulting expenses and the gain on debt settlement as compared to the six months ended June 30, 2012.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2013, we had cash in the amount of $201 and a working capital deficit of $606,385. In addition, our stockholders' deficit was $368,035 at June 30, 2013.

     Our accumulated deficit increased from $15,922,521 at December 31, 2012 to $16,268,923 at June 30, 2013.

     Our operations provided net cash of ($22,684) during the six months ended June 30, 2013, compared to earning net cash of $1,524 during the six months ended June 30, 2012, a decrease of $24,208.

     Net cash used by investing activities was ($88,810) for the six months ended June 30, 2013, compared to providing net cash of $0 for the six months ended June 30, 2012.

     Our financing activities provided net cash of $111,640 during the six months ended June 30, 2013, compared to using net cash of ($1,500) during the six month ended June 30, 2012.

     INFLATION

     The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

     OFF- BALANCE SHEET ARRANGEMENTS

     The Company currently does not have any off-balance sheet arrangements.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable

     ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS

     We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

     CHANGES IN INTERNAL CONTROLS

     There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

     As of June 30, 2013, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

     Date: August 19, 2013

     By: /s/ Jason F. Griffith
       ---------------------
     Jason F. Griffith
     Chief Executive Officer,
     and Chief Financial Officer