Form 10-Q
period 2013-09-30
AMERIGO ENERGY, INC.
filed 2013-11-19
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the quarterly period ended: September 30, 2013

                         Commission File No. 000-09047

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
25,424,824 shares of common stock, $0.001 par value, as of November 14, 2013

                               TABLE OF CONTENTS


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................2
CONDENSED CONSOLIDATED BALANCE SHEET...........................................3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................................4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................................5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............10
ITEM 4. CONTROLS AND PROCEDURES...............................................10
PART II - OTHER INFORMATION...................................................10
ITEM 1. LEGAL PROCEEDINGS.....................................................11
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................11
ITEM 4. MINE SAFETY DISCLOSURES...............................................11
ITEM 5. OTHER INFORMATION.....................................................11
ITEM 6. EXHIBITS..............................................................12
SIGNATURES....................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



					   AMERIGO ENERGY, INC.
				CONDENSED CONSOLIDATED BALANCE SHEETS
						UNAUDITED



								    AS OF          AS OF
                                                                 September 30,  December 31,
                                                                     2013            2012
ASSETS
Current assets:
Cash                                                                  $      -       $   55
Account receivable                                                       1,559            -
Prepaids                                                                54,119            -
Interest receivable                                                     16,266            -
Loan receivable                                                         78,733            -
								   -----------	   ---------
Total current assets                                                   150,677           55

Other assets:
 Deposits                                                                  950          950
 License agreement                                                   2,212,400            -
								   -----------	   ---------
Total other assets                                                   2,213,350          950


Total assets                                                        $2,364,027       $1,005
								   ===========     =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities                              $206,490      $38,087
Accounts payable and accrued liabilities, related party                179,800      154,732
Accrued compensation, related party                                    243,000      108,000
Accrued interest - related party                                             -       36,571
Note payable                                                             9,000            -
Convertible note payable                                                10,000
Line of credit                                                          95,535            -
Judgment payable                                                       120,000      120,000
Current portion of  long-term convertible debt                          25,000            -
								   -----------	   ---------
Total current liabilities                                              888,825      457,390

Long-term liabilities:

Convertible note payable                                             1,975,000            -
								   -----------	   ---------
Total liabilities                                                    2,863,825      457,390

Stockholders' (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized
3,500,000 and 500,000 shares outstanding as of September 30, 2013
and December 31, 2012, respectively.                                     3,500          500
Common stock; $0.001 par value; 100,000,000 shares
 authorized;  25,424,824 and 24,124,824 shares outstanding of
 September 30, 2013 and December 31, 2012 respectively.                 25,424       24,124
Common stock-authorized and unissued; 2,895,592 shares
and no shares as of September 30, 2013 and
December 31, 2012, respectively.                                         2,896            -
Unamortized stock-based compensation                                  (26,100)            -
Treasury shares                                                       (46,000)            -
Additional paid-in capital                                          15,990,761   15,441,512
Accumulated (deficit)                                             (16,450,279) (15,922,521)
								   -----------	   ---------
Total stockholders' (deficit)                                        (499,798)    (456,385)
								   -----------	   ---------
Total liabilities and stockholders' (deficit)                       $2,364,027       $1,005
								   ===========     =========





					   AMERIGO ENERGY, INC.
				CONDENSED CONSOLIDATED INCOME STATEMENTS
						UNAUDITED






                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                             ENDING SEPTEMBER 30,           ENDING SEPTEMBER 30,
                                            2013           2012            2013           2012
Revenue
Oil revenues                                          $-       $145                $514       $600
Gas revenues                                           -         70                   -        278
 Sales                                               804          -               1,559          -
						--------    --------	       ---------   --------
Total Revenue                                        804        215               2,073        878

Operating expenses
Lease operating expenses                              95         81                 282        346
Consulting expense                               135,878          -             418,781          -
Selling, general and administrative                  780      1,114              13,829      4,314
Professional fees                                  3,500     48,614              12,256    141,325
						--------    --------	       ---------   --------
Total operating expenses                         140,253     49,809             445,148    145,985
						--------    --------	       ---------   --------
Loss from operations                           (139,449)   (49,594)           (443,075)  (145,107)

Other income (expenses):
Gain on debt settlement                                -          -              19,195          -
Interest expense, net                           (41,907)      (550)           (103,878)      (550)
						--------    --------	       ---------   --------
Total other income (expenses)                   (41,907)      (550)            (84,683)      (550)
						--------    --------	       ---------   --------
Net loss                                      $(181,356)  $(50,144)          $(527,758) $(145,657)

Net loss per share - basic                       $(0.01)    $(0.00)             $(0.02)    $(0.01)

Weighted average number
of common shares outstanding - basic          25,424,824 24,217,930          24,678,868 24,217,930





					   AMERIGO ENERGY, INC.
				CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
						UNAUDITED


                                                                 FOR THE NINE MONTHS
                                                                 ENDING SEPTEMBER 30,
                                                                         2013           2012
Cash flows from operating activities:
Net loss                                                                   $(527,758) $(145,657)
Adjustments to reconcile net loss to
 net cash used by operating activities:
Stock based compensation - shares for services                                 63,281      1,000
Interest expense                                                              118,994          -
Warrants granted                                                              148,150          -
Gain on extinguishment of debt                                               (19,196)          -
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable                                  (1,559)          -
(Increase) / decrease in other assets                                        (16,266)          -
Increase / (decrease) in accounts payable and accrued liabilities             187,567     54,457
Increase / (decrease) in accounts payable - related party                      14,088     91,739
									--------------  ---------
Net cash provided  (used) by operating activities                            (32,699)      1,539

Cash flows from investing activities:
(Purchase) of notes receivable                                               (88,810)          -
									--------------  ---------
Net cash (used) by investing activities                                      (88,810)          -

Cash flows from financing activities:
Repurchase and retirement of shares                                                 -    (1,500)
Increase in bank overdraft                                                      2,814          -
Proceeds from line of credit                                                   89,640          -
Proceeds from loans                                                            20,000          -
Proceeds from loan - related party                                             12,000          -
Payment on loans - related party                                              (3,000)          -
									--------------  ---------
Net cash provided (used) by financing activities                              121,454    (1,500)
									--------------  ---------
Net (decrease) increase in cash                                                  (55)         39

Cash, beginning of period                                                          55         16
									--------------  ---------
Cash, end of period                                                          $    -        $  55
									==============  =========

Cash paid for interest                                                       $     -      $   -
Cash paid for taxes                                                          $     -      $   -
Supplementary cash flow information:
Stock issued for services                                                     $93,850     $1,000
Warrants issued                                                              $148,150         $-
Stock and warrants for License                                               $212,400         $-
Note payable for purchase of intangibles                                   $2,000,000         $-





                             AMERIGO ENERGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Recent pronouncements:

The Company's management has reviewed all of the FASB's Accounting Standard Updates through September 30, 2013 and has concluded that none will have a material impact on the Company's financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $16,431,661 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - OIL AND GAS LEASES

For the nine months ended September 30, 2013 and 2012, the Company generated revenues on producing oil and gas properties in the amount of $514 and $878, respectively.

NOTE 4 - INTEREST AND LOAN RECEIVABLE

Concurrent with the company entering into a line of credit agreement for production, the Company entered into a corresponding line of credit with its supply chain related to the production of the liquor brands. The line of credit for the importer is $100,000, which will bear interest at 20% of funds advanced. The line of credit will advance up to 50% of the value of a Purchase Order to be financed. The line of credit is guaranteed by the importer as well as the owner of the import company, personally. As of September 30, 2013, $78,733 is owed to the Company along with interest receivable in the amount of $16,266. The Company anticipates the line of credit being paid off before year end.


                             AMERIGO ENERGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 5 - INTELLECTUAL PROPERTY

On February 25, 2013, the Company announced the acquisition of Le Flav Spirits license agreement for the promotion of a liquor line featuring the celebrity Flavor Flav. As consideration in connection with the acquisition, the Company agreed to issued 360,000 shares of its common stock fair valued at $32,400, warrants to purchase up to two million (2,000,000) shares of the Company's common stock valued at $180,000 utilizing the Black-Scholes Model, and a convertible promissory note in the amount of $2,000,000. Pursuant to the terms of the agreement, the warrants are subject to specific vesting requirements related to sales benchmarks whereas for each 5,000 cases sold the seller will receive 500,000 fully vested warrants exercisable at a rate of $1.00 per share for a term of five years. As of September 30, 2013, no warrants have been vested.

The convertible promissory note bears interest at a rate of 8% per annum, matures March 1, 2016 and requires payment to be made at an amount equal to $1.00 for each bottle of product sold for the first 2,000,000 bottles sold. This will be treated as a convertible promissory note, convertible at $1.00 per share (at the option of the note holder). Promissory note bears interest at 8% per year. The Company has the ability to make principal and interest payments above what is earned from the 'per bottle' during the term. Unless otherwise satisfied, the balance of the promissory note is due by March 1, 2016. The CEO had a minority interest in the entity from which the license agreement was purchased.

NOTE 6 - LINE OF CREDIT

On March 22, 2013, the Company executed a line of credit agreement with a third party for $100,000 to be used as purchase order financing for the production of liquor brands. The line of credit bears interest at twenty percent (20%) on the advanced amount. In consideration for this line of credit, the company issued a warrant to purchase up to 300,000 shares of common stock valued at $21,000, at an exercise price of $1.00 per share. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of .95%; dividend yield of 0% and expected volatility of 954%. The Company issued 3,000,000 shares of preferred stock as collateral which are being held in trust.

As of September 30, 2013, there has been $89,640 received and $10,077 in payments made directly to the creditor on this line of credit. Upon receipt of these funds, the money was then advanced to the distribution company for use in production of the liquor brands in relation to purchase orders received from distributors.

As of September 30, 2013, the Company has recorded $16,266 in interest expense related the line of credit.

During October 2013, an additional $21,776 has been paid towards this line of credit.

NOTE 7 - NOTES PAYABLE

Notes and loans payable consisted of the following:


                                                                       		SEPTEMBER 30,		DECEMBER 31,
										    2013       		    2012
										_____________________________________
Note payable bearing interest rate of 12%, unsecured and			$    9,000     		$   -
maturing on October 30, 2013

Convertible note payable bearing interest rate of 12% per			    10,000     		    -
annum, collateralized through a security interest
in all assets of the Company; and maturing on July 10, 2014

Convertible note payable bearing interest at a rate of 8% per annum, maturing on March 1, 2016, and requiring periodic repayment in an
amount equal to $1.00 per every bottle of the Company's product sold		 2,000,000     		    -
										____________		______________


Total notes payable  								 2,019,000     		    -
  Less: current portion								    25,000     		    -
										____________		______________
Total long-term notes payable							$1,994,000 		$   -
										============		==============


As of September 30, 2013 and 2012, the Company record interest expense in connection with these notes in the amount of $103,878 and $0, respectively.

NOTE 8 - COMMITMENTS

Flavor Flav
In connection with the February 25, 2013 license acquisition, the Company entered into a three-year consulting agreement with Flavor Flav to assist with the promotion of the company's liquor brands, as well as negotiate and assist in the acquisition of other liquor brands by well-known personalities. The Consulting agreement, subsequently modified by addendum in March 2013, requires compensation to be paid to the consultant as follows: 1) Commission at a rate of $12 per each case sold, 2) 360,000 shares of the Company's common stock valued at $32,400 3) a bonus payment of twenty-five thousand dollars ($25,000) based upon the acquisition of license agreements with additional celebrities and well known personalities, 4) a bonus of five thousand dollars ($5,000) upon the release of a new liquor variety in the marketplace, and 5) annual compensation in the amount of thirty six thousand dollars ($36,000) for appearance and promotion fees.

In accordance with the terms of the March addendum, payment of the initial annual appearance compensation of $36,000 requires $25,000 to be paid within fourteen days of signature of the addendum; balance of to be paid equally from month two to twelve. For the remaining two-year term of the agreement, the Company will pay the annual $36,000 in equal monthly installments of $3,000 per month.

Consulting Agreements

On April 1, 2013, the Company entered into a consulting agreement with an individual for sales and marketing services related to the promotion of the Company's liquor brands. The agreement is for a term of one year commencing on April 1, 2013. Pursuant to the terms of the agreement, the Company has agreed to issue 1,000,000 fully vested shares of common stock with a fair value of $65,000 upon the execution of the agreement to be amortized on a straight line basis over the term of the agreement. Additionally the consultant will receive monthly cash compensation in the amount of $6,250 throughout the one-year term. As of September 30, 2013, no cash has been paid to the consultant.

On April 1, 2013, the Company entered into a consulting agreement with a liquor marketing company for assistance in the acquisition of other liquor brands and the promotion of current brands. The agreement is for a term of two years commencing on April 1, 2013. Pursuant to the terms of the agreement, the Company has agreed to issue 1,140,000 fully vested shares of common stock with a fair value of $74,100 upon the execution of the agreement to be amortized on a straight line basis over the term of the agreement.

On June 1, 2013, the Company entered into a Public/Investor Relation Agreement. The agreement is for a term of two years commencing on June 1, 2013. Pursuant to the terms of the agreement, the Company has agreed to issue a total of 1,000,000 shares of common stock of which 500,000 shares are due upon execution of the agreement and the remaining 500,000 due on June 1, 2014.

On June 3, 2013, in connection with the aforementioned agreement, the Company issued a warrant to purchase shares of the company and issued 500,000 shares in connection with this warrant. The Company terminated this contract on October 23, 2013 and received back 150,000 shares of stock related to the above and there are no further amounts due to the Consultant.

On June 3, 2013, the Company entered into a consulting agreement with an unrelated third party for assistance in the acquisition of other liquor brands and the promotion of current brands. The agreement is for a term of seven months commencing on June 1, 2013. Pursuant to the terms of the agreement, the Company has agreed to issue 300,000 fully vested shares of common stock with a fair value of $24,000 upon the execution of the agreement to be amortized on a straight line basis over the term of the agreement.

Advisory Agreement

On August 14, 2013, the company entered into a two year Business Consulting Agreement with an individual for business development services in exchange for 250,000 shares of restricted common stock as well as the option to purchase an additional 250,000 shares for $0.01 during the next 1 year.




                              AMERIGO ENERGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9 - STOCKHOLDERS' DEFICIT

As of September 30, 2013, there were 25,424,824 shares of common stock outstanding, 2,895,592 common stock authorized and unissued and 3,500,000 preferred shares outstanding.

Preferred Stock
On March 22, 2013, the company pledged 3,000,000 shares of its preferred stock as collateral in connection with its line of credit. The shares are held in trust and have been recorded at the par value of $3,000.

Common Stock
In February 2013, the Company issued 35,592 shares of its common stocks for the settlement of debt in the amount of $35,592 of which the Company's chief executive officer was indirectly owed $14,263. As of September 30, 2013 the Company recorded a gain of $19,195 in connection with the settlement. As of September 30, 2013, the shares are unissued.

On February 25, 2013, the Company authorized the issuance of a total of 720,000 shares of its common stock , of which 360,000 shares were attributable to Le Flav Spirits for license agreement and the remaining 360,000 attributable to Flavor Flav, in connection with its consulting agreement. The fair value of each grant totaled $32,400. The Company recorded intellectual property in the amount of $32,400 representing the shares issued for the license agreement and $32,400 as prepaid equity-based compensation representing the shares attributable to the consulting agreement to be amortized on a straight line basis over the three-year term of the consulting agreement. During the nine-month period ended September 30, 2013, the Company has recognized compensation expense of $6,300 and the unamortized prepaid balance totaled $26,100. As of September 30, 2013, the shares are unissued.

On April 1, 2013, the Company authorized the issuance of 2,140,000 shares of common stock in connection with two consulting agreements. The estimated fair value of the shares totaled $139,100 and will be amortized over the respect terms of the agreements (Note 6). As of September 30, 2013, the shares are unissued.

       On June 1, 2013, the Company authorized the issuance of 500,000 shares of common stock in connection with a consulting agreement. The estimated fair value of the shares totaled $40,000 and will be amortized over the term of the agreements (Note 6). As of September 30, 2013, the Company recognized $6,667 in consulting expense with an unamortized prepaid balance of $33,333.

On June 3, 2013, the Company authorized the issuance of 300,000 shares of common stock in connection with a consulting agreement. The estimated fair value of the shares totaled $24,000 and will be amortized over the term of the agreements (Note 6). As of September 30, 2013, the Company recognized $13,714 in consulting expense with an unamortized prepaid balance of $10,286.

On June 13, 2013, the Company issued a total of 500,000 shares of common stock of which 214,286 related to the cashless exercise of 500,000 warrants and 285,714 shares recorded as additional compensation to the warrant holder valued at $40,000.

Treasury Stock
In April 2013, the Company agreed to re-purchase 900,000 shares of its common stock from three investors for cash totaling $10,000 and warrants to purchase up to 900,000 shares at an exercise price of $0.25 for a term of five years. The fair value of the warrants granted utilizing the Black-Scholes Model totaled $36,000. Pursuant to the terms of the re-purchase agreement, the cash portion of the re-purchase payment will be paid by the Company in ten (10) equal monthly installments totaling $1,000. As of September 30, 2013, the Company has record treasury stock in the amount of $46,000 comprised of the cash and warrant fair values.

Warrants
On March 22, 2013, the Company granted a warrant to purchase up to 300,000 shares of the Company's common stock in connection with its line of credit agreement. The warrant is excisable at $1.00 for a term of five years. The estimated fair value of the warrant utilizing the Black-Scholes Model totaled $21,000 and has been recorded as interest expense as of September 30, 2013.

On April 30, 2013, the Company granted a warrant to purchase up to 5,000 shares of the Company's common stock in connection with its $10,000 note payable agreement. The warrant is excisable at $1.00 for a term of five years. The
                             AMERIGO ENERGY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 9 - STOCKHOLDERS' DEFICIT, CONTINUED

Warrants, continued
estimated fair value of the warrant utilizing the Black-Scholes Model totaled $150 and has been recorded as interest expense as of September 30, 2013.

On June 3, 2013, the Company granted a warrant to purchase a total of 4,300,000 shares of the Company's common stock at an exercise price of $0.08 subject to specific vesting and for a term of eighteen months. The vesting provisions are as follows: 800,000 at signing; 1,500,000 on December 1, 2013; 2,000,000 on
June 1, 2014. As of September 30, 2013, the Company recognized $63,657 as consulting expense.

On July 10, 2013, the Company issued a warrant valued at $1,000 to purchase up to 5,000 shares of the Company's common stock in connection with its $10,000 Convertible Promissory Note dated the same. The warrant is exercisable at a price of $1.00 per share for a term of three years. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of . years; risk free interest rate of ..73%; dividend yield of 0% and expected volatility of 455%. The value totaled of $1,000 has been recorded as interest expense as of September 30, 2013.

In August 2013, the Company issued a warrant valued at $22,343 to purchase up to 250,000 shares of the Company's common stock at an exercise price of $0.01 for a term of one year pursuant to a consulting agreement. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of ..12%; dividend yield of 0% and expected volatility of 455%. This has been recorded as a prepaid consulting fee which will be recognized over 12 months equal to the term of the agreement. As of September 30, 2013 a total of $3,724 was recognized as a consulting expense.

The following table summarizes the Company's warrant information:

                                            	WEIGHTED
                             	NUMBER OF      	AVERAGE
                              	WARRANTS   	EXERCISE PRICE
				___________	_______________
Balance, December 31, 2011    	 10,000,000  	 $    0.01
  Granted                            -0-               -
  Expired                            -0-               -
  Cancelled or forfeited             -0-               -
  Exercised                          -0-               -
				___________	_______________
Balance, December 31, 2012    	 10,000,000  	 $    0.01
  Granted                      	  4,860,000           0.19
  Expired                            -0-               -
  Cancelled or forfeited             -0-               -
  Exercised                          -0-               -
				___________	_______________
Balance, September 30, 2013   	 14,860,000  	 $    0.07
				===========	===============
Exercisable                   	 11,360,000  	 $    0.06
				===========	===============


NOTE 10 - RELATED PARTY TRANSACTIONS

On January 1, 2013, the Company entered into an Executive Compensation Agreement with its sole officer for a term of five years. Pursuant to the terms of the agreement, the Company agreed to annual compensation in the amount of $180,000. In addition, the Company agreed to accrue interest at a rate of 8% per annum on all unpaid compensation. As of September 30, 2013, the Company owed a total of $247, 581 in accrued payroll and interest to its executive officer.

The Company previously had a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm had been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $110,623 as of September 30, 2013 which is included as part of accounts payable - related party in the accompanying financial statements.


NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855 through the date in which it has made its financial statements available, and has identified no significant reportable events through that date.

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

INTRODUCTION

We have historically has derived our revenues from various working interests in producing oil and gas properties. In February 2013, as a means to expand our business development, we entered into a license agreement with Le Flav Spirits for the promotion of a liquor line featuring the celebrity Flavor Flav. We have generated $1,560 in revenue from the date of agreement through September 30, 2013 as a result of the aforementioned license agreement. It is the goal of management to further expand its specialty liquor brands the celebrity promotion.

The following is a discussion of the Company's financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q.





OVERVIEW

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2013 AND 2012

REVENUES

During three months period ended September 30, 2013 the company generated revenues from its producing oil and gas properties in the amount of $0 compared to $215 for the same period in 2012. Additionally, the Company generated $804 in revenues from liquor sales compared to $0 for the same period in 2012.

During nine months period ended September 30, 2013 the company generated revenues from its producing oil and gas properties in the amount of $514 Compared to $878 for the same period in 2012. Additionally, the Company generated $1,559 in revenues from liquor sales compared to $0 for the same period in 2012.

OPERATING EXPENSES

Lease Operating - Lease operating expense for the three months ended September 30, 2013 and 2012 totaled $95 and $81, respectively. The expense for the nine month periods totaled $282 and $346, respectively. The decrease in expense for each comparable period is directly related to the decrease in interest the Company holds.

General and Administrative - General and administrative expenses total $780 and $1,114 during the comparable three month period and $13,829 compared to $4,314 for the nine month period September 30, 2013. The increase is primarily the result of an increase in business activities related to the sales and marketing of liquor product.

Professional and Consulting Fees - During the three month period ended September 30, 2013, the Company incurred a total of $139,378 compared to $48,614 in professional and consulting fees during the three month period ended September 30, 2012, an increase of $90,764. In the nine month period, the Company incurred $431,037 in 2013 compared to $141,325 in 2012, an increase of $289,712. The significant increase is directly related to new consulting agreements entered into during the quarter ended June 30, 2013 for the purpose of developing and expanding the Company's sales of branded liquor.

OTHER INCOME AND EXPENSES

During the three and nine month periods ended September 30, 2013, the Company's other income and expense totaling $41,907 and $84,683 are primarily attributable to accrued interest related to new debt financing in 2013. The Company did not recognize other income or expenses in the 2012 comparable periods. Additionally, the company recorded a $19,195 gain on settlement of debt with third parties representing the difference between the amount paid and the face value of the debt.

NET LOSS ATTRIBUTABLE TO COMMON STOCK

The company realized a net loss of $181,356 for the three months ended September 30, 2013, compared to a net loss of $50,144 for the three months ended September 30, 2012, an increase of $131,212. The net loss recognized for the nine month period ended September 30, 2013 totaled $527,758, compared to a net loss of $145,657 for the same period in the previous year, an increase of $382,101. The increase in net loss for each respective period is attributable to an increase in consulting and interest expense as compared to the 2012 comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had cash overdraft in the amount of $2,814, a working capital deficit of $738,148 and stockholders' deficit was $481,180. Our accumulated deficit increased from $15,922,521 at December 31, 2012 to $16,431,661 at September 30, 2013.

Our operations used net cash of ($32,699) during the nine months ended September 30, 2013, compared to earning net cash of $1,539 during the nine months ended September 30, 2012, a decrease of $31,160.

Net cash used by investing activities was ($88,810) for the nine months ended September 30, 2013, compared to providing net cash of $0 for the nine months ended September 30, 2012.

Our financing activities provided net cash of $121,454 during the nine months ended September 30, 2013, compared to using net cash of ($1,500) during the nine month ended September 30, 2012.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

OFF- BALANCE SHEET ARRANGEMENTS

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

As of September 30, 2013, other than the lawsuit disclosed in the previous paragraphs, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

Date: November 19, 2013

By: /s/ Jason F. Griffith
-------------------------
Jason F. Griffith
Chief Executive Officer,
and Chief Financial Officer