Form 10-K
period 2013-12-31
AMERIGO ENERGY, INC.
filed 2014-04-02
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  [ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 33,134,824 shares of common stock outstanding as of March 28, 2014.

ii

TABLE OF CONTENTS

PART I

1

ITEM 1. DESCRIPTION OF BUSINESS

1

ITEM 1A. RISK FACTORS

6

ITEM 2. DESCRIPTION OF PROPERTY

13

ITEM 3. LEGAL PROCEEDINGS

14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

14

PART II

15

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

15

ITEM 6. SELECTED FINANCIAL DATA

16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

17

ITEM 8. FINANCIAL STATEMENTS

18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

20

ITEM 9A(T). CONTROLS AND PROCEDURES

20

ITEM 9B. OTHER INFORMATION

21

PART III

21

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

21

ITEM 11. EXECUTIVE COMPENSATION

23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS 24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

25

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

25

PART IV

26

ITEM 15. EXHIBITS

26

iii

PART I

Forward-Looking Statements

References in this annual report to "the Company," "we," "us" or "our" are intended to refer to the Company. This report contains numerous "forward- looking statements" that involve substantial risks and uncertainties.  These include, without limitation, statements relating to future acquisitions of companies or clients, costs and expenses, cash flow, investments, business strategies and other plans and objectives of our management for future operations and activities and other such matters including, but not limited to:

-  Incorporate estimates of required capital expenditures,

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

In August of 2008, our Board of Directors voted to get approval from the shareholders of the Company for a name change from Strategic Gaming Investments, Inc. to Amerigo Energy, Inc. The company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on August 26, 2008. The Company also requested a new stock symbol as a result of the name change and we assigned our new trading symbol "AGOE".

The Amerigo Energy’s business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company was forced to explore its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company’s books as well as looking to diversify the investment holdings, while still maintaining limited interest in oil leases.  The company has been aggressively looking for additional oil leases to acquire as well as revenue producing and cash flow positive businesses which will fit with the company's strategy.

Additionally, in February 2013, we acquired the rights to a Spirits line and were compiling an experienced team of beverage, entertainment, retail  and  consumer  product  industry  professionals.  We focused on the marketing  and  distribution  of  premium  alcoholic  and nonalcoholic  beverages  with  an  emphasis  on  utilizing  and  leveraging associations  with  iconic  brand  names,  brands  with  historic  origins  or entertainers and celebrities.

We  developed,  produce  market  and/or distribute  alcoholic  and  non-alcoholic beverages for sale primarily in the continental United States. For the majority of our products we own the trademarks, have developed the formula for a product that we distribute, or we have the  exclusive  licensed right to distribute and market product in the United States.

Our major alcoholic beverages, included the brands acquired:

*  Le Flav Vodka, which is  our  super  premium  vodka  sold in a bottle  with  a symbolic clock and Swarovski  Crystal attached.

Additional flavors other than our traditional 'straight up' were in process;

*  Le FLAV Brooklyn Iced Tea; Le FLAV Cognac; and,

*  Chateau Le FLAV - our sparkling wine.

In January 2014, the Company came to agreement with the original owners of the Le Flav Spirits brand to cancel the previous agreement and the license was returned to them.  This is discussed further in our Subsequent Events footnotes to the financial statements.

The Company's strategy has developed into leveraging management's relationships in the business world for investments for the Company. The company intends on continuing with its acquisition and holding strategy of existing companies with revenues and positive cash flow.

In January 2014, we made our first such acquisition of Quest Marketing Inc. (dba Quest Solution, Inc.).  This is discussed further in our Subsequent Events footnotes to the financial statements.

STRATEGY

Our  long-term business strategy is to expand the sales and distribution of our alcoholic  and  non-alcoholic beverage portfolio and to continue to add branded beverage products  with  existing revenue and profits from the largest and most profitable beverage categories  such as tequila or imported and specialty beer. Entry into a strategic relationship  with  24-7  Imports and our opportunity to market our existing and new brands position the Company  to  compete  in  these categories.

Key  elements of our business strategy include: using our partnership with 24-7 Imports  and  our  newly  licensed  brands,  along  with  our  distribution relationships to accelerate our  revenue,  support  our  margins,  and leverage existing consumer awareness and demand for our brands.

We  believe  that  the  consumer  awareness  of our celebrity brands and iconic associations give us a marketing advantage that allows for more efficient brand marketing.  We  believe  the  public  relations  impact  and  resulting  media opportunities  due  to  these  brand  histories  and associations  cuts  across electronic, social and print media formats and delivers  an  exponential impact in building brand awareness and consumer excitement.

We  plan on utilizing our iconic trademark brand strategy and the  demonstrated ability  of  these  brands  to  generate public relations and promotional brand marketing based on their already  high level of consumer awareness, to grow and establish these brands. This strategy we believe will result in top line growth with the ability to be profitable in  the  very competitive beverage categories of spirits, wine and beer.

ALCOHOLIC BEVERAGE DISTRIBUTION

The Company sells its brands and products through  its  national  network  of Spirits, Wine and  Beer  distributors. The Company plans to sell on consignment to control states, whereby  the  Company  provides inventory to state regulated stores and is paid upon the sale of product.

BEER, WINE AND SPIRITS INDUSTRY OVERVIEW

The United States beverage alcohol market consists  of three distinct segments: beer, wine and distilled spirits. Distilled spirits consist  of  three  primary categories:  white  goods, whiskey and specialties. White goods, consisting  of vodka, rum, gin and tequila,  represent  the  largest  category.  Vodka  is the largest  product  within the distilled spirits and accounts for 30% of industry volume. As reported by the Distilled Spirits Council, 2009 Industry Review held in  New  York on February  2,  2010,  despite  the  recessionary  economy,  the distilled  spirits  industry  chartered its tenth consecutive year of growth in 2009, with a 2.6% average annual  growth  rate  over the past 10 years. Spirits volumes grew 1.4% in 2009, while Spirits revenue  grew 66% over the past decade with a 5.2%, 10-year average annual growth rate. Spirits  volume  market  share increased  in 2009 to 30.2% from 29.7% in 2008; however, spirits revenue market share decreased  in  2009  to  32.9%  down  from 33.1% in 2008. The predominate reason  for  the decline is because value brands  volume  share  accounted  for 40.6%, premium  brands  volume  share  accounted  for 36.4%, while high-end and super brands combined for the balance at 23%.

Vodka represented 24% of industry revenue at $4.6 billion, and category revenue is up $75 million. Vodka value volume is up 10.7%;  premium  volume is up 5.0%, and  high-end  and  super  volumes  are  down 2.3% and 5.8%, respectively.  Rum revenues increased by 0.8% to 2.2 billion.  Tequila revenues increased by $48.5 million. Whiskey, which includes Bourbon, Blends, Canadian, Scotch & Irish, and comprises 28% of industry revenues at $5.3 billion,  saw  a slight 0.7% decline in  overall  volume.  In  summary, slow growth rates are consistent  with  past recession's  industry experience  and  increased  volume  share  positions  the industry for growth when the economy fully recovers.

Significant consolidation  in  the  global  spirits  industry has produced five primary large competitors: Diageo, Allied Domecq, Pernod  Ricard,  Brown-Forman and Bacardi & Company, Ltd.

The overall beer category's growth slowed in 2009 through 2010 most  likely due to  the  faltering  economy  which  may  have  bolstered  the  lower-price beer segments.  Overall  the U. S. beer industry has experienced decreased  consumer consumption in 2009.  According  to  the  industry-funded  Beer Institute, beer shipment volumes fell 2.1% during the first 11 months of 2009, and according to market research firm IBIS World, beer producers revenues declined 2.7% in 2009. Despite  the  above,  one  segment of the beer industry that has  resisted  the recession is craft breweries,  increasingly popular for flavorful beers made in smaller batches. According to data  from the Nielsen Co., craft breweries sales rose 12.4% in 2009. Both the discount  and  economy  class  and  Mexican Import segment of the beer category continued to exhibit growth through calendar  year 2011 and 2012.

The International Wine & Spirit Research Forecast Report

According  to the International Wine & Spirit Research ("IWSR") Forecast Report 2010-2015, the spirits industry is on the path to recovery following the credit crunch, which  affected  many  markets  starting in 2009. Several countries and categories returned to stability or growth  but  the time and speed of recovery will vary considerably depending on local circumstances.

The global spirits market is projected to continue  to  grow,  albeit at a more moderate  rate  than  in the five years leading up to 2009 - a compound  annual growth rate ("CAGR") of 1.4% is predicted between 2009 and 2015, down from 2.4% between 2004 and 2009.

The US is predicted to be  the  third  fastest-growing  market worldwide until 2015;  the  vodka  market alone is likely to gain over 12 million  cases.  Most spirits categories are  projected  to  see more moderate growth until 2015 than they have in the last five years. This is largely due to the cautious spending behavior adopted by consumers after the economic  recession. Rum and whiskey is anticipated to gain share of the overall spirits market, while vodka's share is expected  to  decline.  Whiskey  is projected to see the  highest  increase  in percentage terms and is estimated  to gain 100 million cases over the next five years. The booming market in India is leading the growth with Indian molasses- based whisky. Furthermore, Scotch consumption  is expected to grow at a rate of 1.2% until 2015, compared to a 2004-2009 CAGR of 1%. As consumers are switching to Scotch from other categories such as aniseed, beer and even wine, and larger bottle  sizes  are  growing  in  popularity. France is  forecast  to  show  the strongest volume growth in Scotch over the next five years.

Due to its growing popularity among  young  people and its fashionable image in many key markets, rum is projected to continue to increase at a similar CAGR as that of the previous five-year period. After  a  difficult  year  in 2009, more premium products are expected to return to growth in the long term.

The global  vodka  market is expected to grow at a CAGR of 0.7%, returning  to gradual growth after  falling  marginally  between 2004 and 2009 (-0.1%). It is expected that by 2015, more than every third  bottle (35.1%) of spirits sold in the US will be vodka. In spirits generally, the  super-premium  and above-price segments  are  likely  to  see  the  highest increases in percentage terms,  as consumers will be more confident and able  to trade up once again. The recovery of the on-premise markets should also help the growth of this segment.

Industry Consolidation

There has been substantial consolidation in  the  Spirits industry. The biggest mover in the consolidation game has been Pernod Ricard, which was in the top 10 in  1995  but  with  a  low profile. Much of Pernod's 24-million-case business (compared to 97 million cases today) was in France, where its Ricard and Pastis 51 brands dominated. Back  then, the world's top two spirits companies were IDV (GrandMet) and United Distillers  (Guinness),  followed  by  Seagram and Allied Domecq, which was born in 1994 after the merger between Allied  Lyons and Pedro Domecq.

Guinness  and  GrandMet  merged  in  1997  to  form  Diageo, creating a spirits portfolio of unparalleled power, led by Smirnoff, Johnnie  Walker, and Baileys. While  the Diageo deal reshaped the global spirits landscape,  it  foreshadowed three mega-deals  that would transform the business even further. Pernod Ricard was involved in all  of  them.  In  2001,  Diageo  and  Pernod  Ricard acquired Seagram's spirits and wine business, several months after Seagram  announced it would  exit the business to focus on entertainment. The Seagram deal  fortified Diageo's  already-formidable lineup, adding powerhouses like Captain Morgan and Crown Royal.  But  it  remade Pernod Ricard, energizing its portfolio with big- name brands like Chivas  Regal and Martell. Four years later Allied Domecq went on the block, and Pernod was  there  again,  collaborating with Fortune Brands, whose  Jim  Beam  Brands  unit  was  aiming  to  diversify.  That  deal  added Ballantine's,  Beefeater,  Malibu and Kahl{u'}a to the Pernod portfolio,  while Beam got Sauza, Courvoisier,  Canadian  Club and Maker's Mark, among others. In 2008, one of the industry's crown jewels-Absolut  vodka-was  put  on the block. Seeing Absolut as the missing piece in the portfolio, Pernod again paid up-this time without a partner, acquiring V&S for approximately $9 billion.

As  a result of such significant consolidation within the spirits industry,  in recent  years,  there  have  been  five  major  companies dominating the global spirits market:

2010 - TOP FIVE DISTILLED SPIRIT MARKETERS WORLDWIDE1 (millions of nine-liter cases)

	2010 PRO	2010	1995	1995
Rank	FORMA	VOLUME	VOLUME	RANK

1	Diageo2,3	115.9	109.0	1

2	United Spirits	110.7	15.1	9

3	Pernod Ricard	97.0	24.4	7

4	Bacardi	36.4	27.4	5

5	Beam	33.5	24.7	6

TOTAL TOP FIVE	393.5	200.6

1 Excludes RTDs, low-proof cocktails and spirit mixers

2 2010 adjusted to include Mey Icki, acquired this year.

3 IDV (GrandMet) and United Distillers (Guinness) merged to form Diageo in 1998.

Prior  to  that  merger,  IDV  was  ranked  #1  at  61  million  cases,  while United Distillers was #2 at 48 million cases.

Source: IMPACT DATABANK

FLAVORS, RESEARCH AND DEVELOPMENT RELATIONSHIP

Through our relationship with 24-7 Imports ('24-7'),  the Company has access to leading  distillery,  suppliers  and  technical  resources.  In  addition  24-7 provides development services, research resources,  brand  production  planning and various other resources on a large but economical scale.

MARKETING, SALES AND DISTRIBUTION

MARKETING

Our  marketing  plan is based upon our strategy of leveraging exciting consumer trademarks and icon branding.

We are working with  24-7  Imports,  and  our  distributions  on  account level promotions, tastings and social media.

SALES

Our  route to market is by selling our products directly through 24-7  Imports, which is controlled by a minority shareholder.

DISTRIBUTION

Our policy is to grant our distributors rights to sell particular brands within a defined territory on a case by case basis. Our distributors buy our products from us for resale. We believe that substantially all of our distributors also carry beverage products of  our  competitors.  Our  agreements  with  our distributors vary - we have entered  into  written  agreements with a number of our  top  distributors  for  varying terms and most of our  other  distribution relationships are oral (based  solely on purchase orders) and are terminable by either party at will.

PRODUCTION

CONTRACT PACKING ARRANGEMENTS

We currently use independent contract packers known as "co-packers" to prepare, bottle and package our Le Flav Spirits products.  We continually review our contract  packing  needs  in  light of  regulatory compliance  and logistical requirements and may add or change co-packers based on those needs.  We rely on and believe our co-packers comply with applicable environmental laws.

As is customary,  we  are  expected to arrange for our contract packing needs sufficiently in advance of anticipated  requirements.  Accordingly, it  is our business  practice  to  require  our  independent  distributors  to place their purchase orders for our products from 30 to 60 days in advance of shipping.

RAW MATERIALS

Substantially  all  of the raw materials used in the preparation, bottling  and packaging of our products  are  purchased  by  us or by our contract packers in accordance with our specifications. Typically, we  rely on our contract packers to secure raw materials that are not unique to us. The  raw  materials  used in the  preparation  and  packaging  of our products consist primarily of spirits, flavorings, concentrate, glass, labels, caps and packaging. These raw materials are purchased from suppliers selected  by  us or in concert with our co-packers or by the respective supplier companies.

QUALITY CONTROL

We use only quality ingredients to produce Le  Flav  Spirits  to ensure that it meets our quality standards. Contract packers are selected and monitored by the Company  in  an  effort  to  assure adherence to our production procedures  and quality standards. Our quality  control measures include but are not limited to microbiological checks and water  purity  tests  to  ensure that the production facilities  meet  the  standards  and specifications of our  quality  assurance program and government regulatory requirements.

GOVERNMENT REGULATION

The production and marketing of our  licensed  and  proprietary  alcoholic  and nonalcoholic  beverages  are  subject  to  the rules and regulations of various Federal, provincial, state and local health  agencies,  including in particular the U.S. Food and Drug Administration ("FDA") and the U.S.  Alcohol and Tobacco Tax  and  Trade Bureau ("TTB"). The FDA and TTB also regulate labeling  of  our products. From  time  to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program  in  place  to  ensure  compliance  with  production, marketing  and  labeling  regulations  on  a going-forward basis. There are  no regulatory notifications or actions currently outstanding.

TRADEMARKS, FLAVOR CONCENTRATE TRADE SECRETS AND PATENTS

We own a number of trademarks, including, in  the  United States, the "Le FLAV" spirits brands. This is to include Le FLAV Brooklyn  Iced Tea, Chateau Le FLAV, Le  FLAV  Cocktails, Le FLAV Cognacs, Le FLAV Super Premium  Vodka  &  Flavored Vodkas and all flavors currently in production and contemplated. The company is in development of a number of other trademarks which have yet to be filed.

We consider  our  trademarks,  patent  and  trade secrets to be of considerable value  and  importance  to  our  business.  No successful  challenges  to  our registered trademarks have arisen and we have no  reason  to  believe  that any such challenges will arise in the future.

COMPETITION

The beverage  industry  is  highly competitive. We compete with other beverage companies, most of which have  significantly  more sales,  significantly  more resources  and  which  have  been  in business for much longer than we have. We compete  with  national and regional beverage  producers  and  "private  label" suppliers. Some  of  our  alcohol competitors are Diageo, Pernod Ricard, Brown- Forman, Castle Brands, Allied  Biomes  and Bacardi & Company, Ltd. As a result, we believe opportunities exist for smaller companies  to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for the larger companies.

The Company's strategy has developed into leveraging management's relationships in the business world for investments for the Company.  The company intends on continuing with its acquisition and holding strategy of existing companies with revenues and positive cash flow.

In January 2014, we made our first such acquisition of Quest Marketing Inc. (dba Quest Solution, Inc.).  This is discussed further in our Subsequent Events footnotes to the financial statements.

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

Expected Significant Changes In The Number Of Employees

The Company does not expect any significant change in the number of employees at the parent company over the next 12 months of operations. As noted previously, the Company currently coordinates all operations, using its Officers and various consultants as necessary. With the acquisitions planned during the coming year, there will likely be increases in employees who come with the acquired companies.

The Company's website address is http://www.AmerigoHoldings.com; however, the site has come down and is being revamped to account for the updates to the company’s business plan. As discussed in Subsequent Events, the Company's wholly owned subsidiary maintains its website at http://www.QuestSolution.com.

ITEM 1A. RISK FACTORS

Risks Related to Amerigo Energy’s Business

Amerigo Energy is subject to a high degree of risk as Amerigo Energy is considered to be in unsound financial condition. The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations. If that occurs, the trading price of the Amerigo Energy’s Common Stock could decline.

We Have a History

Since Amerigo Energy’s inception (formerly known as Strategic Gaming Investments, Inc.) we have not been profitable and have reported net losses. For the years ended December 31, 2013 and December 31, 2012 we incurred net losses of $1,121,284 and $191,364, respectively. Our accumulated deficit as of December 31, 2013 was $17,043,805. No assurance can be given that Amerigo Energy will be successful in reaching or maintaining profitable operations, particularly given Amerigo Energy’s minimal business operations. Accordingly, we will likely continue to experience liquidity and cash flow problems.

Lack of Liquidity

Amerigo Energy’s Common Stock is currently quoted for public trading on the Over-the-Counter Bulletin Board under the ticker symbol “AGOE”. The trading price of the Amerigo Energy’s common stock has been subject to wide fluctuations. Trading prices of Amerigo common stock may fluctuate in response to a number of factors, many of which will be beyond Amerigo Energy’s control.

The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited or no business operations. These broad market and industry factors may adversely affect the market price of Amerigo Energy’s Common Stock, regardless of our operating performance. Further, until such time as Amerigo Energy is an operating company, it is unlikely that a measurable trading market will exist for Amerigo Energy’s Common Stock.

Amerigo Energy’s Common Stock is a “Penny Stock” and should be Considered “High Risk” and Subject to Marketability Restrictions.

Since Amerigo Energy’s Common Stock is a “penny stock”, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the Common Stock rises above $5.00 per share, if ever, trading in the Common Stock is subject to the “penny stock” rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the “penny stock” rules may restrict the ability or willingness of broker-dealers to sell the Common Stock and may affect the ability of holders to sell their Common Stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Funding Difficulties

Given Amerigo Energy’s historical operating results, obtaining financing will be extremely difficult. This is further compounded by the extremely limited liquidity in Amerigo Energy’s Common Stock and the minimal strong business operations. Financing, if available, will likely be significantly dilutive to our common stockholders and will not necessarily improve the liquidity of Amerigo Energy’s common stock without a vast improvement in our operating results. In the event we are unsuccessful in procuring adequate financing, our financial condition and results of operations will be further materially adversely affected.

“Going Concern” Qualification

As a result of Amerigo Energy’s deficiency in working capital at December 31, 2013 and other factors, Amerigo Energy’s auditors have stated in their report that there is substantial doubt about Amerigo Energy’s ability to continue as a going concern. In addition, Amerigo Energy’s cash position is inadequate to pay the costs associated with its operations. No assurance can be given that any debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Amerigo Energy be unable to continue existence.

Risks Applicable to Amerigo Energy’s Oil and Gas Business

Speculative Nature of Oil and Gas Development Activities (“Project”); Natural and Other Hazards. Exploration, drilling and development of oil and gas properties is not an exact science and involves a high degree of risk. There is no assurance that oil or gas will be found within any prospects or that, if found, sufficient oil or gas production will be obtained to enable Amerigo Energy to recoup its investment in the Project. During any drilling or completion of any prospect, Amerigo Energy could encounter hazards including unusual or unexpected formations, high formation, pressures or other conditions, blow-outs, fires, failure of equipment, and downhole collapses. There can be no assurance that in the event of such problems Amerigo Energy will have sufficient funds to solve such problems. Furthermore, the Project may be subject to liability for pollution and other damages and will be subject to statutes and regulations relating to environmental matters. Although Amerigo Energy and/or the operator drilling the prospects will obtain and maintain the insurance coverage, Amerigo Energy may suffer losses due to hazards against which it cannot insure or against which it may elect not to insure.

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

Government Regulation. The oil and gas business is subject to extensive governmental regulation under which, among other things, rates of production from wells may be fixed. Governmental regulation also may limit or otherwise affect the market for production and the price which may be paid for that production. Governmental regulations relating to environmental matters could also affect Amerigo Energy’s operations. The nature and extent of various regulations, the nature of other political developments and their overall effect upon Amerigo Energy are not predictable. The availability of a ready market for oil and gas, if any, discovered by Amerigo Energy or from existing production and the price obtained for the oil and gas will depend upon numerous factors, including the extent of domestic production and foreign imports of gas and/or oil, the proximity and capacity of pipelines, intrastate and interstate market demand, the extent and effect of federal regulations on the sale of oil and/or natural gas in interstate and intrastate commerce, and other government regulation affecting the production and transportation of oil and/or gas. In addition, certain daily allowable production constraints may change from time to time, the effect of which cannot be predicted by management. There is no assurance that Amerigo Energy will be able to market any oil or gas found or acquired by it at favorable prices, if at all.

Uninsured Risks and Other Potential Liabilities. Amerigo Energy’s operations will be subject to all of the operating risks normally connected with drilling for and producing oil and gas, such as blow-outs, pollution, premises liability, workplace injury and other risks and events which could result in the Program incurring substantial losses or liabilities. Amerigo Energy anticipates securing insurance as it deems prudent, affordable, necessary and appropriate. Certain risks of Amerigo Energy, the Project, the Operator and Non-Operating interest holders are uninsurable and others may be either uninsured or only partially insured or limited because of high premium costs, the unavailability of such insurance and/or for other reasons. In the event Amerigo Energy and/or the Project incurs uninsured losses or liabilities, all parties may be at risk and the Project's funds available for exploration and development, as well as funds available for Amerigo Energy’s other and ongoing operations, may be reduced or lost completely.

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

Risks Applicable to Amerigo Energy’s Spirits Brands

We compete in an industry that  is  brand-conscious,  so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our  products and brands by our targeted consumers. In addition,  our  business depends on acceptance by our independent distributors of our brands as beverage brands  that have the potential to provide incremental sales growth rather than reduce distributors'  existing beverage sales. Although we believe that we have made progress towards establishing market recognition for certain of our brands in both the alcoholic and  non  alcoholic beverage industry, it is too early in the product life cycle of these brands  to  determine  whether our products and brands  will  achieve  and  maintain  satisfactory  levels  of  acceptance  by independent distributors and retail consumers.

Competition from traditional alcoholic and non-alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder  development of our existing markets, as well as prevent us from expanding our markets.

The  beverage  industry  is  highly competitive. We compete with other beverage companies, most of which have  significantly  more sales and significantly more resources, giving them significant advantages in  gaining  consumer  acceptance for their products, access to shelf space in retail outlets and marketing focus by  our  distributors,  all of whom also distribute other beverage brands.  Our products compete with all  beverages,  most  of which are marketed by companies with greater financial resources than what we  have.  Some of these competitors are  or  will likely in the future, place severe pressure  on  our  independent distributors  not to carry competitive alternative brands such as ours. We also compete with regional beverage producers and "private label" suppliers. Some of our alcoholic competitors  are  Diageo,  Pernod  Ricard,  Castle Brands, Brown- Furman  and  Bacardi  &  Company,  Ltd. Some of our direct competitors  in  the alternative  beverage industry include  Cadbury  Schweppes  (Snapple,  Stewart, Nantucket Nectar,  Mystic),  Thomas  Kemper,  Boylans  and  Hansens. Competitor consolidations, market place competition, particularly among  branded  beverage products,  and  competitive  product  and  pricing  pressures  could impact our earnings,  market  share and volume growth. If, due to such pressure  or  other competitive phenomena,  we  are  unable to sufficiently maintain or develop our distribution channels, or develop  alternative distribution channels, we may be unable  to  achieve  our financial targets.  As  a  means  of  maintaining  and expanding our distribution  network,  we  intend  to  expand the market for our products, and introduce additional brands. However, we  will  require financing to  do so. There can be no assurance that we will be able to secure  additional financing  or  that  other companies will not be more successful in this regard over  the long term. Competition,  particularly  from  companies  with  greater financial  and  marketing  resources  than  those available to us, could have a material adverse effect on our existing markets,  as  well  as  our  ability to expand the market for our products.

We  compete  in  an  industry  characterized  by  rapid  changes  in  consumer preferences,  so our ability to continue developing new products to satisfy our consumers' changing preferences will determine our long-term success.

Our current market distribution and penetration is limited as compared with the potential market  and  so  our  initial  views  as  to customer acceptance of a particular  brand  can be erroneous, and there can be no  assurance  that  true market  acceptance  will  ultimately  be  achieved.  In  addition,  customer preferences are also affected by factors other  than  taste, such as the recent media focus on obesity in youth. If we do not adjust to  respond  to  these and other changes in customer preferences, our sales may be adversely affected.

A decline in the consumption of alcohol could adversely affect our business.

There  have  been  periods in American history during which alcohol consumption declined substantially.  A  decline  in  alcohol consumption could occur in the future due to a variety of factors including: (i) a general decline in economic conditions, (ii) increased concern about health consequences and concerns about drinking and driving, (iii) a trend toward  other  beverages such as juices and water,  (iv)  increased  activity  of  anti-alcohol consumer  groups,  and  (v) increases  in  federal,  state  or  foreign excise  taxes.  A  decline  in  the consumption of alcohol would likely negatively affect our business.

We could be exposed to product liability claims for personal injury or possibly death.

To  the  extent  any  product  liability  insurance  coverage  obtained  is insufficient;  a  product  liability claim would likely have a material adverse effect upon our financial condition.  In  addition, any product liability claim successfully brought against us may materially  damage  the  reputation  of our products;  thus  adversely affecting our ability to continue to market and sell that or other products.

Our business is subject to many regulations and noncompliance is costly.

The  production,  marketing  and  sale  of  our  alcoholic  and  non  alcoholic beverages, including  contents, labels, caps and containers, are subject to the rules and regulations of various federal, state and local health agencies. If a regulatory authority finds  that  a current or future product or production run is  not  in compliance with any of these  regulations,  we  may  be  fined,  or production  may  be  stopped, thus adversely affecting our financial conditions and  operations.  Similarly,  any  adverse  publicity  associated  with  any noncompliance may damage our reputation and our  ability to successfully market our products. Furthermore, rules and regulations are  subject  to  change  from time  to  time and while we monitor developments in this area, the fact that we have limited  staff makes it difficult for us to keep up to date and we have no way of anticipating  whether changes in these rules and regulations will impact our business adversely.  Additional or revised regulatory requirements, whether regarding labeling, the environment,  taxes or otherwise, could have a material adverse effect on our financial condition and results of operations.

The current economic events, international  conflicts, and terrorism events all or individually may have an adverse impact on  our  sales and earnings, and our shipping costs have increased.

We  cannot predict the impact of the current economic  climate  in  the  United States,  or the current international situation, on current and future consumer demand for  and  sales  of  our products. In addition, recent volatility in the global oil markets has resulted  in  rising fuel and freight prices, which many shipping companies are passing on to their  customers.  Our shipping costs have increased,  and  these  costs  may  continue  to  increase. Due  to  the  price sensitivity of our products, we do not anticipate that  we will be able to pass these increased costs on to our customers.

We  rely  heavily on our independent distributors, and this  could  affect  our ability to  efficiently  and profitably distribute and market our products, and maintain our existing markets  and  expand  our  business into other geographic markets.

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand  our  existing  markets,  is dependent  on  our  ability  to establish and maintain successful relationships with reliable independent distributors  strategically positioned to serve those areas. Many of our larger distributors sell  and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a  small portion of their business. To the extent  that  our  distributors  are distracted  from  selling  our  products or do not expend sufficient efforts in managing and selling our products,  our  sales  will be adversely affected. Our ability  to  maintain  our  distribution  network  and  attract  additional distributors will  depend on a number of factors, many of which are outside our control. Some of these  factors include: (i) the level of demand for our brands and products in a particular  distribution  area; (ii) our ability to price our products at levels competitive with those offered  by  competing  products; and (iii) our ability to deliver products in the quantity and at the time requested by distributors.

There  can  be  no  assurance that we will be able to meet all or any of  these factors in any of our  current or prospective geographic areas of distribution.  Further, shortage of adequate  working capital may make it impossible for us to do  so.  Our  inability  to achieve  any  of  these  factors  in  a  geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular  geographic area, thus limiting our ability to  maintain and expand our market, which  will  likely  adversely  affect  our revenues and financial results.

We generally  do  not  have  long-term agreements with our distributors, and we expend significant time and may need to incur significant expense in attracting and maintaining key distributors.

Our marketing and sales strategy presently, and in the future, will rely on the performance  of  our  independent  distributors  and  our  ability  to  attract additional distributors.  We  have entered into written agreements with certain of our distributors for varying  terms  and  duration;  however,  most  of  our distribution  relationships  are informal (based solely on purchase orders) and are terminable by either party  at  will.  We  currently do not have, nor do we anticipate  in  the  future  that  we  will  be  able to  establish,  long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with certain of our  significant  distributors, we have no assurance as to the level of performance under those agreements,  or that  those  agreements will not be terminated. There is also no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful  relationships  with  distributors  in  new  geographic distribution areas. Moreover, there is the additional possibility that  we will have to incur significant expenses to attract and maintain key distributors  in one or more of our geographic distribution areas in order to profitably exploit our  geographic markets. We may not have sufficient working capital to allow us to do so.

Because  our  distributors are not required to place minimum orders with us, we need to carefully  manage  our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our  independent distributors  are  not  required  to  place  minimum  monthly, quarterly or annual orders for our products. In order to reduce their inventory costs,  our  independent  distributors  maintain low levels of inventory which, depending on the product and the distributor,  range  from  15  to  45 days, of typical  sales volume in the distribution area. We believe that our independent distributors  endeavor  to  order  products from us in such quantities, at such times,  as will allow them to satisfy  the  demand  for  our  products  in  the distribution  area.  Accordingly,  there  is  no  assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and  volumes  as  they  may  have done in the past. Our  goal  is  to  maintain inventory levels for each of our  products  sufficient  to  satisfy anticipated purchase orders for our products from our distributors, which  is  difficult to estimate. This places additional burdens on our working capital. As  a  result, we have not consistently been able to maintain sufficient inventory levels  and may not be able to do so in the future.

As  is  customary  in the contract packing industry for small companies, we are expected to arrange  for the production of our products sufficiently in advance of anticipated requirements.  To  the  extent  demand  for our products exceeds available  inventory  and the capacities available under our  contract  packing arrangements, or orders  are not submitted on a timely basis, we will be unable to fulfill distributor orders  on  a  timely  basis. Conversely, we may produce more  products than warranted by actual demand,  resulting  in  higher  storage costs and  the  potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors, which, in turn, would likely have a material adverse effect on our ability to maintain relationships with those distributors

Certain of our products  are  closely identified with celebrities and our brand recognition is significantly affected by their success in their profession.

Le Flav Spirits is currently our  only spirit, which is closely identified with a celebrity, which is associated with  Flavor Flav.  While part of our business plan  is to include our marketing and sales  on  other  non-celebrity  licensed brands,  currently  this  makes  up  the entirety of our launched products. The reduction  in  acceptance  or public approval  of  any  such  personality  will correspondingly damage the associated product and could have a material adverse effect on the results of our operations.

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

Cautionary note regarding forward-looking statements and other information contained in this prospectus

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Annual Report generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this annual report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

The corporate offices of the Company are located in Henderson, Nevada, at 2580 Anthem Village Drive, Henderson, NV 89052. The Company does not pay rent at this space as December 31, 2013; however as operations increase this should change.

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

As of December 31, 2013, the Company holds an approximate 1.34% interest in the DJ Hanks lease.

As the interest in the majority of the lease was used to settle debts, the carrying value of the interests at December 31, 2013 and 2012, net of depletion, was $0 and $0, respectively.

Exploratory Leases and Property

As of December 31, 2013 and 2012, due to lack of production, reserve studies, or potential in the near term of development, all the exploratory lease interests have been impaired to zero percent of their book value and it is highly unlikely these will never materialize.

Intangible Assets

On February 25, 2013, the Company announced the acquisition of Le Flav Spirits license agreement for the promotion of a liquor line featuring the celebrity Flavor Flav. As consideration in connection with the acquisition, the Company owned the assets, trademarks, contracts, formulas, licenses, existing inventory and rights to the "Le FLAV" spirits brands. This includes Le FLAV Brooklyn Iced Tea, Chateau Le FLAV, Le FLAV Cocktails, Le FLAV Cognacs, Le FLAV Super Premium Vodka & Flavored Vodkas.

The Company's importer signed distribution contracts in Nevada and Texas and the product was available to stores, bars, clubs and restaurants throughout Texas and Nevada. The distribution contract includes annual minimum purchase quotas. The agreements covered Straight Up Vodka, Flavored Vodkas, Cognac, Tequila, and The Company's premium cocktail line.

ITEM 3. LEGAL PROCEEDINGS

Amerigo had signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. The company had not kept current with the agreement and the promissory note was escalated to a judgment against the company. In December 2013, the Company settled this $120,000 judgment for $25,000.

As of December 31, 2013, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Amerigo Energy (formerly known as Strategic Gaming Investments, Inc.) shares of Common Stock are not traded on an established market. Amerigo Energy Stock is traded through broker/dealers and in private transactions, and quotations are reported on the OTCQB under the symbol “AGOE”. OTCQB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The table below sets forth the range of high and low prices paid for transactions in Amerigo Energy shares of Common Stock as reported on the OTCQB for the periods indicated. No dividends have been declared or paid on Amerigo Energy Common Stock and none are likely to be declared or paid in the near future.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2012:
Fiscal Quarter Ended March 31, 2012	0.03	0.01
Fiscal Quarter Ended June 30, 2012	0.03	0.01
Fiscal Quarter Ended September 30, 2012	0.04	0.01
Fiscal Quarter Ended December 31, 2012	0.01	0.01

Fiscal Year Ended December 31, 2013:
Fiscal Quarter Ended March 31, 2013	0.14	0.01
Fiscal Quarter Ended June 30, 2013	0.20	0.03
Fiscal Quarter Ended September 30, 2013	0.22	0.05
Fiscal Quarter Ended December 31, 2013	0.20	0.04

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

Preferred Stock. As of December 31, 2013, there were 3,500,000 preferred shares issued and outstanding. Preferred stockholders are entitled to 250 votes per 1 share of preferred stock. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations,  restrictions, reactive rights and distinguishing designations of the preferred shares if issued. 3,000,000 of the 3,500,000 had been issued as collateral against a line of credit for the Company, subsequent to year end, that line of credit was paid off and the collateral has been returned and canceled. As of the date of this Annual Report, there are 500,000 preferred shares issued and all are owned by our CEO.

The stock transfer agent for the Company is Empire Stock, located at 1859 Whitney Mesa Dr., Henderson, NV 89014. Their telephone number is (702) 818-5898.

Holders

On December 31, 2013, there were approximately 896 holders of Amerigo Energy, Inc. Common Stock. Due to the prior name change and reverse stock split there may be additional beneficial holders which have not converted their stock. As of December 31, 2013, approximately 534 of these shareholders held 1,000 shares or less of the Common Stock. As of December 31, 2013, our transfer agent reflects 4,395,370 shares held in CEDE & CO.

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

During the year ended December 31, 2013, the Company issued 6,990,000 shares of common stock to consultants for services valued at $536,300. Also during the year, the Company received back and canceled 1,000,000 shares of common stock from consultants noted above. Subsequent to year end, the Company received back an additional 1,765,000 shares of common stock from consultants and canceled those shares.

During the year ended December 31, 2013, the Company issued 146,329 shares of common stock to settle debts on the Company's books valued at $23,236.

During the year ended December 31, 2013, the Company issued 1,814,263 shares of common stock to settled $320,263 of debts on the Company's books.

During the year ended December 31, 2013, the Company issued 700,000 shares of common stock in relation to financing and valued at $115,300.

During the year ended December 31, 2013, the Company issued 1,800,000 shares of common stock to the CEO to cancel the 10,000,000 warrants at $0.01 which he owned.

During the year ended December 31, 2013, the Company issued 360,000 shares of common stock in relation to the acquisition of Le Flav Spirits, LLC.

ITEM 6. SELECTED FINANCIAL DATA

This section is not required for smaller reporting entities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Annual Report on Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013, together with notes thereto.

As used in this annual report, the terms "we", "us", "our", and the "Company" mean Amerigo Energy, Inc.

Introduction

The Company historically derived the majority of its revenues from its producing oil and gas properties these properties consist of working interests in producing oil wells having proved reserves. Additionally, revenue came from liquor sales in the Le Flav Spirits product line.

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-K.

Overview

RESULTS OF OPERATIONS

Revenues

For the year ended December 31, 2013 and 2012, the Company recognized $2,073 and $1,248 in revenues from royalties on producing oil and gas properties. The increase in oil and gas revenue is related to an increase in production in the leases.

For the year ended December 31, 2013 and 2012, the Company recognized $1,996 and $0  in revenues from liquor sales of the Le Flav Spirits product line.

Operating expenses

Lease Operating - Lease operating expense for the year ended December 31, 2013 totaled $366 as compared to $671 for the prior year. During 2013 the reduction in ownership interest in leases caused a decrease in expenses.

General and Administrative - General and administrative expenses were $11,397for the year ended December 31, 2013, compared to $4,635 for the year ended December 31, 2012.

Professional Fees - Professional fees for the year ended December 31, 2013 were $17,006 as compared to $186,326 for the period ended December 31, 2012. The decrease was related to the decrease in consulting fees which are part of the consulting agreement with the Chief Executive Officer of the Company, as well as the decreased usage of outside consultants.

Consulting expense - Consulting expense for the year ended December 31, 2013 were $274,375 as compared to $0 for the period ended December 31, 2012. The increase is related to the company increasing its usage of outside consultants.

Other income and expenses

As of December 31, 2013 and 2012 the company had $16,266 and $0, respectively in interest income, which is attributable to the line of credit extended to our liquor production company.

The company accrued $278,700 in interest expense for year ended December 31, 2013 compared to $980 in 2012 due to the Company entering into a purchase order line of credit for the liquor brands.

The company recognized a gain in debt settlement of $133,593 as of December 31, 2013 related to settlement of liabilities to outside parties, inclusive of settlement of the judgment payable and other debts settled at a discount.

Net loss attributable to common stock

We realized a net loss of $1,121,284 for the year ended December 31, 2013, compared to a net loss of $191,364 for the year ended December 31, 2012. The increase in net loss is attributable to the hiring of consultants and interest expense on the production line of credit the Company for the liquor line.  The higher stock price gave a larger expense for stock based consulting fees than in prior years.

Liquidity and capital resources

At December 31, 2013, we had cash in the amount of $13,302 and a working capital deficit of $347,055 as compared to cash in the amount of $55 and a working capital deficit of $457,335 as of December 31, 2012. In addition, our stockholders' deficit was $108,705 at December 31, 2013.

Our accumulated deficit is $17,043,805 at December 31, 2013.

Our operations used net cash of $8,948 during the year ended December 31, 2013, compared to cash provided from operations of $1,539 during the year ended December 31, 2012, a decrease of $10,487.

Our cash used for investing activities was $88,810 and $0 for the year ended December 31, 2013 and 2012, which was attributable to the funds advanced for the production line of credit for the liquor brands.

Our financing activities provided $111,005 and used $1,500 in net cash during the year ended December 31, 2013 and 2012, and increase of $112,505.  The increase is attributable to the loans the company received from the CEO as well as the line of credit entered into for the production of the liquor brands. The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Amerigo Energy, Inc.

We have audited the accompanying balance sheets of Amerigo Energy, Inc. as of  December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Amerigo Energy, Inc. as of  December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 12 to the financial statements, the entity has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

Las Vegas, NV

April 1, 2014

AMERIGO ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	As of
	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$13,302	$55
Account receivable	1,559	-
Prepaids	76,032	-
Loan receivable	78,733	-
Note receivable	5,000	-
Interest receivable	18,262	-
Total current assets	192,888	55

Other assets:
Deposits	950	950
License agreement	2,212,400	-
Total other assets	2,213,350	950

Total assets	$2,406,238	$1,005

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$278,010	$38,087
Accounts payable and accrued liabilities, related party	42,000	154,732
Accrued payroll, related party	45,000	108,000
Accrued interest - related party	-	36,571
Advances, related party	32,442	-
Loan payable	20,000	-
Line of credit	97,491	-
Judgment payable	-	120,000
Current portion of long-term convertible debt	25,000	-
Total current liabilities	539,943	457,390

Long-term liabilities:
Convertible note payable	1,975,000	-
Total liabilities	2,514,943	457,390

Stockholders' (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized 3,500,000 and 500,000 shares outstanding as of December 31, 2013 and December 31, 2012, respectively.	3,500	500
Common stock; $0.001 par value; 100,000,000 shares authorized; 34,935,416 and 24,124,824 shares outstanding of December 31, 2013 and December 31, 2012 respectively.	34,935	24,124
Unamortized stock-based compensation	(23,400)	-
Unissued shares	360	-
Additional paid-in capital	16,919,705	15,441,512
Accumulated (deficit)	(17,043,805)	(15,922,521)
Total stockholders' (deficit)	(108,705)	(456,385)
Total liabilities and stockholders' (deficit)	$2,406,238	$1,005

The accompanying notes to the financials should be read in conjunction with these financial statements.

AMERIGO ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATION

(AUDITED)

	For the year
	Ending December 31,
	2013	2012
Revenue
Oil revenues	$2,073	$921
Gas revenues	-	327
Sales	1,996	-
Total Revenue	4,069	1,248

Operating expenses
Lease operating expenses	366	671
Consulting expense	274,375	-
Stock compensation	693,368
Selling, general and administrative	11,397	4,635
Professional fees	17,006	186,326
Total operating expenses	996,512	191,632

Loss from operations	(992,443)	(190,384)

Other income (expenses):
Gain on debt settlement	133,593	-
Interest expense, net	(278,700)	(980)
Interest income	16,266	-
Total other income (expenses)	(128,841)	(980)

Net loss	$(1,121,284)	$(191,364)

Net loss per share - basic	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - basic	26,396,051	24,194,398

The accompanying notes to the financials should be read in conjunction with these financial statements.

AMERIGO ENERGY, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

					Additional		Unamortized		Total
	Preferred Stock		Common Stock		Paid-in	Shares	Share-based	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Unissued	Compensation	Deficit	Deficit

Balance, December 31, 2011	500,000	$500	25,524,824	$25,524	$15,440,612	$-	$-	$(15,731,157)	$(264,521)
Shares issued for services	-	-	100,000	100	900	-	-	-	1,000
Repurchase and retirement of shares	-	-	(1,500,000)	(1,500)	-	-	-	-	(1,500)
Net loss								(191,364)	(191,364)

Balance, December 31, 2012	500,000	500	24,124,824	24,124	15,441,512	-	-	(15,922,521)	(456,385)

Shares issued for settlement of debt	-	-	146,329	147	23,236	-	-	-	23,383
Shares issued for settlement of debt - related party	-	-	1,814,263	1,814	318,449	-	-	-	320,263
Shares issued for consulting services, license / Le Flav	-	-	360,000	360	244,080	360	(23,400)	-	221,400
Preferred shares issued as collateral	3,000,000	3,000	-	-	(3,000)	-	-	-	-
Shares issued for consulting	-	-	5,990,000	5,990	601,410		-	-	607,400
Issuance of warrants related to notes payable	-	-	-	-	1,150	-	-	-	1,150
Issuance of warrants related to services	-	-	-	-	107,000	-	-	-	107,000
Shares issued related to line of credit	-	-	700,000	700	115,300	-	-	-	116,000
Gain on settlement of debt - related party					48,368				48,368
Cancellation of treasury stock	-	-	-	-	24,000	-	-	-	24,000
Shares to settle warrants	-	-	1,800,000	1,800	(1,800)	-	-	-	-
Net loss	-	-	-	-	-		-	(1,121,284)	(1,121,284)

Balance, December 31, 2013	3,500,000	$3,500	34,935,416	$34,935	$16,919,705	360	$(23,400)	$(17,043,805)	$(108,705)

The accompanying notes to the financials should be read in conjunction with these financial statements.

AMERIGO ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(AUDITED)

	For the year
	Ending December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,121,284)	$(191,364)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation - shares for services	500,368	1,000
Shares issued in related to line of credit	277,050	-
Warrants granted	148,150	-
Gain on extinguishment of debt	(133,593)	-
Purchase of treasury stock	24,000	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(1,559)	-
(Increase) / decrease in loan receivable	(5,000)	-
Increase / (decrease) in accounts payable and accrued liabilities	123,969	(1,517)
(Increase) / decrease in interest receivable	(18,262)	-
Increase / (decrease) in accounts payable and accrued liabilities, related party	17,213	-
Increase / (decrease) in accrued payroll	180,000	72,000
Increase / (decrease) in advances from related party	-	121,420
Net cash provided (used) by operating activities	(8,948)	1,539

Cash flows from investing activities:
(Purchase) of notes receivable	(88,810)	-
Net cash (used) by investing activities	(88,810)	-

Cash flows from financing activities:
Repurchase and retirement of shares	-	(1,500)
Proceeds from line of credit	89,640	-
Proceeds from loans	20,000	-
Proceeds from loan - related party	16,365	-
Payment on loans	(12,500)	-
Payment on loans - related party	(2,500)	-
Net cash provided (used) by financing activities	111,005	(1,500)

Net (decrease) increase in cash	13,247	39
Cash, beginning of period	55	16
Cash, end of period	$13,302	$55

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplementary cash flow information:
Stock issued for services	$561,910	$1,000
Warrants issued	$144,700	$-
Stock and warrants for License	$244,080	$-
Note payable for purchase of intangibles	$2,000,000	$-

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

The Amerigo Energy’s business plan included developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production on the oil leases the company had an interest in, the company was forced to explore its position in the oil industry. In 2011, the company began an aggressive approach to reduce the debt on the company’s books as well as looking to diversify the investment holdings, while still maintaining limited interest in oil leases. The company has aggressively looking for additional oil leases to acquire as well as revenue producing and cash flow positive businesses which will fit with the company's strategy.

Additionally, in February 2013, we acquired the rights to a Spirits line and were compiling an experienced team of beverage, entertainment, retail  and  consumer  product  industry  professionals.  We focused on the marketing  and  distribution  of  premium  alcoholic  and nonalcoholic  beverages  with  an  emphasis  on  utilizing  and  leveraging associations  with  iconic  brand  names,  brands  with  historic origins  or entertainers and celebrities.

We  developed,  produce  market  and/or distribute  alcoholic  and  non-alcoholic beverages for sale primarily in the continental United States. For the majority of our products we own the trademarks, have developed the formula for a product that we distribute, or we have the  exclusive  licensed right to distribute and market product in the United States.

Our major alcoholic beverages, included the brands acquired:

*  Le Flav Vodka, which is  our  super  premium  vodka  sold in a bottle  with  a symbolic clock and Swarovski  Crystal attached.

Additional flavors other than our traditional 'straight up' were in process;

*  Le FLAV Brooklyn Iced Tea; Le FLAV Cognac; and,

*  Chateau Le FLAV - our sparkling wine.

In January 2014, the Company came to agreement with the original owners of the Le Flav Spirits brand to cancel the previous agreement and the license was returned to them.  This is discussed further in our Subsequent Events footnotes to the financial statements.

The Company's strategy has developed into leveraging management's relationships in the business world for investments for the Company. The company intends on continuing with its acquisition and holding strategy of existing companies with revenues and positive cash flow.

In January 2014, we made our first such acquisition of Quest Marketing Inc. (dba Quest Solution, Inc.).  This is discussed further in our Subsequent Events footnotes to the financial statements.

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $17,043,805. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

USE OF ESTIMATES

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2013 and 2012, and expenses for the years ended December 31, 2013 and 2012, and cumulative from inception.  Actual results could differ from those estimates made by management.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

OIL AND GAS PRODUCING ACTIVITIES

The Company uses the successful efforts method of accounting for its oil and natural gas properties. Exploration costs such as exploratory geological and geophysical costs and delay rentals are charged against earnings as incurred.  The costs to acquire, drill and equip exploratory wells are capitalized pending determinations of whether development reserves can be attributed to the Company’s interests as a result of drilling the well. If management determines that commercial quantities of oil and natural gas have not been discovered, costs associated with exploratory wells are charged to exploration expense. Costs to acquire mineral interests, to drill and equip development wells, to drill and equip exploratory wells that find development reserves and related costs to plug and abandon wells and costs of site restoration are capitalized.

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

1.

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

ASSET RETIREMENT OBLIGATIONS

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2013, there have been no asset retirement obligations recorded.

REVENUE RECOGNITION

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collection of the revenue is reasonably assured.

Liquor sales revenues are recognized when the products are sold to the distributor at a fixed or determinable price, delivery has occurred and title has transferred, and collection of the revenue is reasonably assured.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements and at December 31, 2013 and December 31, 2012; the Company’s financial statements do not include an allowance for doubtful accounts because management believes that no allowance is required at those dates.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2013 and 2012 were 26,396,051 and 24,194,398, respectively.

INCOME TAXES

The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated the recent pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 - LINE OF CREDIT

On March 22, 2013, the Company executed a line of credit agreement with a third party for $100,000 to be used as purchase order financing for the production of liquor brands. The line of credit bears interest at twenty percent (20%) on the advanced amount. In consideration for this line of credit, the company issued a warrant to purchase up to 300,000 shares of common stock valued at $21,000, at an exercise price of $1.00 per share. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of .95%; dividend yield of 0% and expected volatility of 954%. The Company issued 3,000,000 shares of preferred stock as collateral which were being held in trust. 800,000 shares of restricted common stock were issued to the financing company as consideration as well.

As of December 31, 2013, the balance owed on the line of credit was $97,491 including interest. Subsequent to year end this line of credit was paid off and the preferred stock issued as collateral was returned to the Company and canceled.

NOTE 4 - INTEREST AND LOAN RECEIVABLE

Concurrent with the company entering into a line of credit agreement for production, the Company entered into a corresponding line of credit with its supply chain related to the production of the liquor brands. The line of credit for the importer is $100,000, which will bear interest at 20% of funds advanced. The line of credit will advance up to 50% of the value of a Purchase Order to be financed. The line of credit is guaranteed by the importer as well as the owner of the import company, personally. As of December 31, 2013, $78,733 was owed to the Company along with interest receivable in the amount of $18,262. Subsequent to year end, this line of credit was paid off.

NOTE 5 - INTELLECTUAL PROPERTY

On February 25, 2013, the Company announced the acquisition of Le Flav Spirits license agreement for the promotion of a liquor line featuring the celebrity Flavor Flav. As consideration in connection with the acquisition, the Company agreed to issued 360,000 shares of its common stock fair valued at $32,400, warrants to purchase up to two million (2,000,000) shares of the Company’s common stock valued at $180,000 utilizing the Black-Scholes Model, and a convertible promissory note in the amount of $2,000,000. Pursuant to the terms of the agreement, the warrants are subject to specific vesting requirements related to sales benchmarks whereas for each 5,000 cases sold the seller will receive 500,000 fully vested warrants exercisable at a rate of $1.00 per share for a term of five years. As of December 31, 2013, no warrants have been vested and subsequent to year end these warrants were canceled.

The convertible promissory note bears interest at a rate of 8% per annum, matures March 1, 2016 and requires payment to be made at an amount equal to $1.00 for each bottle of product sold for the first 2,000,000 bottles sold. This will be treated as a convertible promissory note, convertible at $1.00 per share (at the option of the note holder). Promissory note bears interest at 8% per year. The Company has the ability to make principal and interest payments above what is earned from the 'per bottle' during the term. Unless otherwise satisfied, the balance of the promissory note is due by March 1, 2016. The CEO had a minority interest in the entity from which the license agreement was purchased. Subsequent to year end, this agreement was canceled between both parties.

NOTE 6 - NOTES PAYABLE

Notes and loans payable consisted of the following:

	December 31,	December 31,
	2013	2012
Note payable bearing interest rate of 12%, unsecured and maturing on April 30, 2014	$10,000	$-
Convertible note payable bearing interest rate of 12% per annum, collateralized through a security interest in all assets of the Company; and maturing on July 10, 2014	10,000	-
Convertible note payable bearing interest at a rate of 8% per annum, maturing on March 1, 2016, and requiring periodic repayment in an amount equal to $1.00 per every bottle of the Company’s product sold	2,000,000	-
Total notes payable	2,020,000	-
Less: current portion	45,000	-
Total long-term notes payable	$1,975,000	$-

Subsequent to year end, the $2,000,000 promissory note and accrued interest were canceled in agreement with the Note Holder.

NOTE 7 - COMMITMENTS

In connection with the February 25, 2013 license acquisition, the Company entered into a three-year consulting agreement with William Drayton Jr. (a/k/a Flavor Flav) to assist with the promotion of the company's liquor brands, as well as negotiate and assist in the acquisition of other liquor brands by well-known personalities. The Consulting agreement, subsequently modified by addendum in March 2013, requires compensation to be paid to the consultant as follows: 1) Commission at a rate of $12 per each case sold, 2) 360,000 shares of the Company’s common stock valued at $32,400 3) a bonus payment of twenty-five thousand dollars ($25,000) based upon the acquisition of license agreements with additional celebrities and well known personalities, 4) a bonus of five thousand dollars ($5,000) upon the release of a new liquor variety in the marketplace, and 5) annual compensation in the amount of thirty six thousand dollars ($36,000) for appearance and promotion fees.

In accordance with the terms of the March addendum, payment of the initial annual appearance compensation of $36,000 requires $25,000 to be paid within fourteen days of signature of the addendum; balance of to be paid equally from month two to twelve. Subsequent to year end, this agreement was canceled concurrent with the cancellation of the agreement with Le Flav Spirits, LLC and the return of the intellectual property.

Consulting Agreements

On April 1, 2013, the Company entered into a consulting agreement with an individual for sales and marketing services related to the promotion of the Company’s liquor brands. The agreement is for a term of one year commencing on April 1, 2013. Pursuant to the terms of the agreement, the Company has agreed to issue 1,000,000 fully vested shares of common stock with a fair value of $65,000 upon the execution of the agreement to be amortized on a straight line basis over the term of the agreement. Additionally the consultant was to receive monthly cash compensation in the amount of $6,250 throughout the one-year term. As of December 31, 2013, no cash was paid to the consultant. Subsequent to year end, this agreement was canceled and 625,000 of the shares were returned to the company and canceled and all cash amounts owed were forgiven.

On April 1, 2013, the Company entered into a consulting agreement with a liquor marketing company for assistance in the acquisition of other liquor brands and the promotion of current brands. The agreement is for a term of two years commencing on April 1, 2013. Pursuant to the terms of the agreement, the Company has agreed to issue 1,140,000 fully vested shares of common stock with a fair value of $74,100 upon the execution of the agreement to be amortized on a straight line basis over the term of the agreement. Subsequent to year end, this agreement was canceled and all 1,140,000 shares of stock were returned to the Company and canceled.

On June 1, 2013, the Company entered into a Public/Investor Relation Agreement. The agreement was for a term of two years commencing on June 1, 2013. Pursuant to the terms of the agreement, the Company had agreed to issue a total of 1,000,000 shares of common stock to the Company. The parties later determined to cancel the agreement and the 1,000,000 shares were returned to the Company in lieu of the Company agreeing to pay the Firm $45,000. Payments are to begin no later than July 1, 2014 and will be at least $10,000 per year, with full payment on balance due before December 31, 2017. This is a non-interest bearing payable.

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

On October 3, 2013, the Company entered into a consulting agreement relative to business development and strategic consulting.  The agreement was for a six (6) month term and for 2,500,000 shares to be paid over the term of the contract.  On December 30, 2013, this agreement was canceled and no further amount is owed to the Consultant.

NOTE 8 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of December 31, 2013, there were 25,000,000 preferred shares authorized and 3,500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

As of December 31, 2013, there were 3,500,000 preferred shares issued and outstanding. Preferred stockholders are entitled to 250 votes per 1 share of preferred stock. The Board of Directors is authorized by the Articles of Incorporation to prescribe by resolution the voting powers, designations, preferences, limitations, restrictions, reactive rights and distinguishing designations of the preferred shares if issued.

3,000,000 of the 3,500,000 had been issued as collateral against a line of credit for the Company, subsequent to year end, that line of credit was paid off and the collateral has been returned and canceled. As of the date of this Annual Report, there are 500,000 preferred shares issued and are owned by our CEO.

COMMON STOCK

As of December 31, 2013, there were 100,000,000 shares authorized and there were 34,935,416 shares of common stock outstanding.

During the year ended December 31, 2012, the entered into a buyback agreement with a shareholder. The company agreed to buy back 1,500,000 shares for a purchase price of $1,500. These shares were cancelled with the transfer agent and are no longer outstanding.

During the year ended December 31, 2012, the company issued 100,000 shares of common stock to a consultant for services rendered and valued at $1,000.

During the year ended December 31, 2013, the Company issued 360,000 shares of common stock in relation to the acquisition of Le Flav Spirits, LLC.

During the year ended December 31, 2013, the Company issued 6,990,000 shares of common stock to consultants for services valued at $536,300. Also during the year, the Company received back and canceled 1,000,000 shares of common stock from consultants.

During the year ended December 31, 2013, the Company issued 146,329 shares of common stock to settle debts on the Company's books valued at $23,383.

During the year ended December 31, 2013, the Company issued 1,814,263 shares of common stock to settled $320,263 of debts on the Company's books.

During the year ended December 31, 2013, the Company issued 700,000 shares of common stock in relation to financing and valued at $115,300.

During the year ended December 31, 2013, the Company issued 1,800,000 shares of common stock to the CEO to cancel the 10,000,000 warrants which had an exercise price at $0.01.

There were no other shares issued during the year 2013.  The balance at December 31, 2013 is 34,935,416 common shares outstanding and 3,500,000 preferred shares.

Subsequent to year end, the Company received back an additional 1,765,000 shares of common stock from consultants and canceled those shares.

Warrants

During the year ended December 31, 2011, the company issued 10,000,000 warrants of the company stock with an exercise price of $0.01 to an entity the CEO has an ownership in. The company used the Black Scholes option pricing model to calculate the value of $55,000 based on a 0% dividend yield, 669% expected volatility, 0.95% discounts bond rate and a 7 year term. While the warrants were valued at $55,000, a total of $142,859 was settled with such warrants, thus $87,859 was considered forgiveness of debt-related party, treated as additional paid in capital. During the year ended December 31, 2013, the CEO exchanged these warrants for 1,800,000 of common shares valued at $306,000. The warrants on the date of the agreement had an intrinsic value of $1,600,000.

On March 22, 2013, the Company granted a warrant to purchase up to 300,000 shares of the Company’s common stock in connection with its line of credit agreement. The warrant is excisable at $1.00 for a term of five years. The estimated fair value of the warrant utilizing the Black-Scholes Model totaled $21,000 and has been recorded as interest expense as of December 31, 2013.

On April 30, 2013, the Company granted a warrant to purchase up to 5,000 shares of the Company’s common stock in connection with its $10,000 note payable agreement. The warrant is excisable at $1.00 for a term of five years. The estimated fair value of the warrant utilizing the Black-Scholes Model totaled $150 and has been recorded as interest expense as of December 31, 2013.

On July 10, 2013, the Company issued a warrant valued at $1,000 to purchase up to 5,000 shares of the Company’s common stock in connection with its $10,000 Convertible Promissory Note dated the same. The warrant is exercisable at a price of $1.00 per share for a term of three years. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; risk free interest rate of .73%; dividend yield of 0% and expected volatility of 455%. The value totaled of $1,000 has been recorded as interest expense as of December 31, 2013.

In August 2013, the Company issued a warrant valued at $22,343 to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.01 for a term of one year pursuant to a consulting agreement. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of .12%; dividend yield of 0% and expected volatility of 455%. This has been recorded as a prepaid consulting fee which will be recognized over 12 months equal to the term of the agreement. As of December 31, 2013 a total of $3,724 was recognized as a consulting expense.

During the year ended December 31, 2013, the Company granted a warrant to purchase a total of 4,300,000 shares of the Company’s common stock at an exercise price of $0.08 subject to specific vesting and for a term of eighteen months. These warrants were canceled during the year.

Stock options/warrants - The following table summarizes information about options and warrants granted during the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2011	10,000,000	$0.01
Options/warrants granted	---	---
Options/warrants expired	---	---
Options/warrants cancelled, forfeited	---	---
Options/warrants exercised	---	---

Balance, December 31, 2012	10,000,000	0.01

Options/warrants granted	7,760,000	0.37
Options/warrants expired	---	---
Options/warrants cancelled, forfeited	(14,300,000)	0.03
Options/warrants exercised	---	---

Balance, December 31, 2013	3,460,000*	0.73

* = Subsequent to year end, 2,000,000 of the warrants were canceled

NOTE 9 - LITIGATION

Amerigo had signed an agreement with the individual to acquire his interest in certain oil and gas leases for $120,000, payable at $10,000 per month starting April 1, 2010, with subsequent payments due on the 1st of each month. The term of the note was One (1) year. The company had not kept current with the agreement and the promissory note was escalated to a judgment against the company. In December 2013, the Company settled this $120,000 judgment for $25,000.

As of December 31, 2013, other than discussed above that occurred subsequent to year end, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 10 - RELATED PARTY TRANSACTIONS

On January 1, 2013, the Company entered into an Executive Compensation Agreement with its sole officer for a term of five years. Pursuant to the terms of the agreement, the Company agreed to annual compensation in the amount of $180,000. In addition, the Company agreed to accrue interest at a rate of 8% per annum on all unpaid compensation. On December 30, 2013 the CEO settled $243,000 of accrued salary for 1,240,000 shares of common stock.

The Company previously had a consulting agreement with a firm controlled by the Company's Chief Executive Officer for a fee of $3,500 per month. The consulting firm had been engaged to assist in organizing and completing the process of filings with the Securities and Exchange Commission and other tasks. The Company owed the firm $111,368 as of September 30, 2013 and this was settled for 560,000 shares of common stock on December 30, 2013.

The company utilizes office space at an office building the CEO partially owns. During June 2011, the building agreed to waive the rent cost of office space until operations increase. The only costs invoiced to the Company are for reimbursement of direct costs such as shipping, postage, etc.

Due to the Company's limited cash position, the CEO has been lending the Company money to operate when funds were needed. As of December 31, 2013 and 2012, a total of $74,442 and $154,732, respectively, was due to the CEO of the Company related to advances and payables.

NOTE 11 - INCOME TAX

As of December 31, 2013 and 2012, the Company had a net operating loss (NOL) carryforward of approximately $5,250,551 and $3,196,836, respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2021. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward by having taxable income, a valuation allowance has been established at December 31, 2013 and 2012 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2013	2012
Deferred tax assets	2,102,084	1,931,714
Valuation allowance	(2,102,084)	(1,931,714)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $2,102,084 and $1,931,714, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

NOTE 12 - SUBSEQUENT EVENTS

On January 10, 2014, with an effective date of January 1, 2014, the shareholders of Quest Marketing, Inc. (d/b/a Quest Solution, "Quest"), an Oregon corporation in the technology, software, and mobile data collection systems business, sold their interest in Quest to Amerigo Energy, Inc. ("Amerigo"). Quest will be a wholly owned subsidiary of Amerigo. The related party notes receivables outstanding will be settled against the loan proceeds owed to the selling Stockholders. There has been no change of control for Quest in its management.

The purchase price for Quest was $16,000,000.

The consideration given to the shareholders of Quest Solution, Inc. were as follows:

A.  A promissory note for $4,969,000, which payments  are  to be a minimum of 45.0% of the cash earned from EBITDA of Quest Solutions, Inc.  during the prior quarter. Once the Holder has received $3,375,000, the principal and interest payments on the promissory note are to be a minimum of 22.5% of the cash earned from EBITDA of Quest Solutions, Inc. during the prior quarter.

The balance of the promissory note is expected to be paid before February 18, 2016, or twenty five (25) months from the date of execution of this agreement. Should the cash flow and payments from EBITDA during the term of this agreement not be sufficient to pay off the loan prior to its maturation, the loan will extend for additional twelve (12) months periods till paid off.

The holder of the note is permitted to convert up $1,594,000 of the Promissory Note into common shares of the Company at a ratio of one share for every $1.00 of promissory note converted. This conversion feature is non-transferrable without written consent from the Company.

B. A promissory note for $11,031,000, which payments are to be payments on the promissory note are to be a minimum of forty five percent (45%) of the cash earned from EBITDA of Quest Solutions, Inc. during the prior quarter. Once the first promissory note ($4.97mm) has received $3,375,000, the principal and interest payments on this promissory note are to be a minimum of 67.5% of the cash earned from EBITDA of Quest Solutions, Inc. during the prior quarter.

The balance of the promissory note is expected to be paid before January 18, 2017, or three (3) years from the date of execution of this agreement. Should the cash flow and payments from EBITDA during the term of this agreement not be sufficient to pay off the loan prior to its maturation, the loan will extend for additional twelve (12) months periods till paid off.

The holders of the notes are permitted to convert up to $4,781,000 of the Promissory Note into common shares of the Company at a ratio of one share for every $1.00 of promissory note converted.  This conversion feature is non- transferrable without written consent from the Company.

The prior owners of Quest shall retain a security interest in the subsidiary until the promissory note is satisfied.

On January 10, 2014, the Company came to terms on a settlement with its prior investment in Le Flav Spirits and the related liquor brands. The Company concurrently canceled its consulting contract related to the liquor line and will be receiving back 1,765,000 of the shares that had previously been issued in conjunction with this venture. This cancellation also removed the $2,000,000 promissory note related to the acquisition, as well as the consulting contracts with the respective Consultants.

During the first quarter of 2014, the Company issued warrants to executives of Quest Solution, Inc. with the following milestones:

When the Company reaches $35,000,000 in sales, 5,000,000 warrants at $1.00 per share vest and become exercisable. These warrants expire on January 9, 2016.

When the Company makes it to the NASDAQ or AMEX or larger exchange, 2,000,000 warrants at $3.00 per share vest and become exercisable. These warrants expire on January 9, 2017.

When the Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives. This expires January 8, 2017.

Management evaluates events and transactions that occur after the balance sheet date as potential subsequent events. Management has performed this evaluation through the date of the accountant’s report. As of March 30, 2014, all other material subsequent events have been disclosed.

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

Our website http://www.AmerigoHoldings.com has come down and is being revamped to account for the updates to the company’s business plan. As discussed in Subsequent Events, the Company's wholly owned subsidiary maintains its website at http://www.QuestSolution.com.  Our website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Identification of Directors and Executive Officers.

Name	Age	Term Served*

Jason F. Griffith	37	Elected since 2008
CEO/CFO/Director

*All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The following is a brief description of the business background of the directors and executive officers of the Company:

JASON F. GRIFFITH - CEO/CFO/DIRECTOR

Mr. Griffith has served as its Chief Financial Officer as well as a member of the Board of Directors since October 2008. In the 2010, Mr. Griffith became the Chief Executive Officer of the company as well. Mr. Griffith’s experience includes having served as a chief financial officer for multiple publicly traded companies. Mr. Griffith has additional experience in public accounting, which includes being a partner of a CPA firm in Henderson, Nevada since June 2002, as well as being the accounting manager for another accounting firm in Henderson, Nevada from August 2001 through June 2002. Mr. Griffith was previously associated with Arthur Andersen in Memphis, Tennessee from December 1998 until his move to Nevada in 2001. Prior to joining Arthur Andersen, Mr. Griffith was pursuing and completed his undergraduate and masters degree in accounting from Rhodes College in Memphis, Tennessee. He is a licensed certified public accountant in Nevada, Tennessee, and Georgia. Mr. Griffith is a member of the American Institute of Certified Public Accountants, the Association of Certified Fraud Examiners and the Institute of Management Accountants, along with being a member of the Nevada and Tennessee State Societies of CPAs.

BOARD OF DIRECTORS - ELECTION OF OFFICERS

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

BOARD COMMITTEES

In light of our small size and the fact that we have only one director, our board has not yet designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. The board intends to designate one or more such committees when practicable.

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

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Insider Trading Policy

Our board of directors adopted an insider trading policy that applies to all of its directors, officers and employees including our principal executive officer, principal financial officer, and principal accounting officer that applies to all trading except the exercise of stock options for cash under our stock option plan and the purchase of shares under an employee stock purchase plan, should we adopt such a plan. The insider trading policy addresses trading on material nonpublic information, tipping, confidentiality, 10b5-1 programs, disciplinary actions, trading windows, pre-clearance of trades, prohibition against short swing profits and individual responsibilities under the policy.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR AND OFFICER CASH COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:

Executive compensation and other information

Amerigo Energy

The following sets forth the cash components of Amerigo Energy’s executive officers during the last two fiscal years. The remuneration described in the table does not include the cost to Amerigo Energy of benefits furnished to the named executive officers  provided to such individuals that are extended in connection with the conduct of Amerigo Energy’s business.

CASH COMPENSATION TABLE

						All
Name and				Stock	Option	Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards	Awards	Compensation	Total

Jason F. Griffith	2012	0	-	-	-	-	0
Chief Executive Officer	2013	0	-	-	-	-	0

DIRECTOR COMPENSATION

	Fees Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
Name	in Cash ($)	Awards	Awards	Compensation	Compensation	Compensation	Total
Jason F. Griffith	-	-	-	-	-	-	-

Employment Contracts and Other Arrangements

In January 2013, the company entered into a compensation agreement with the Chief Executive Officer.  The agreement calls for compensation of $180,000 per year beginning January 1, 2013 and continuing for a five year term.  There is an additional advisory period through December 31, 2022.  Should the company not have the financial ability to pay the salary, the amount owed will convert to a loan at eight percent (8%) interest.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Pursuant to Article VI of Amerigo Energy’s by-laws, Amerigo Energy may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of Amerigo Energy, by reason of the fact that he is or was a director, officer, employee or agent of Amerigo Energy, or is or was serving at the request of Amerigo Energy as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of Amerigo Energy, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial ownership of each person as described in the table below was calculated based on 34,935,416 of Amerigo Energy Common Stock outstanding as of December 31, 2013, according to the record ownership listings as of that date and the verifications Amerigo Energy solicited and received from each director, executive officer and five percent holder.

Security Ownership of Certain Beneficial Owners:

Title of	Name and Address	Amount and Nature	Percent of
Class	of Beneficial Owner	of Beneficial Ownership	Class
Common	Jason Griffith		25.27%
	2580 Anthem Village Dr.	8,828,288
	Henderson, NV 89052

Security Ownership of Management

Title of	Name and Address	Amount and Nature	Percent of
Class	of Beneficial Owner	of Beneficial Ownership	Class

Common	Jason F. Griffith	8,828,288	25.27%
Preferred	Chief Executive Officer	500,000	100.00%
	2580 Anthem Village Dr.
	Henderson, NV 89052

Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to the Company's limited cash position, the CEO has been lending the Company money to operate when funds were needed. As of December 31, 2013 and 2012, a total of $74,442 and $154,732, respectively, was due to the CEO of the Company related to advances and payables.

As of December 31, 2013, the Company’s CEO is owed $45,000 in accrued, but not paid, salary.

The company utilizes office space at an office building the CEO partially owns. During June 2011, the building agreed to waive the rent cost of office space until operations increase. The only costs invoiced to the Company are for reimbursement of direct costs such as shipping, postage, etc.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

Fiscal Year Ended
December 31,
	2013	2012
Audit fees	$ 14,506	$ 10,000

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to our auditor, LL Bradford & Company, LLC were approved by our Board of Directors

PART IV

ITEM 15. EXHIBITS

  31.1 CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A)/15(D)-14(A)

31.2 CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A)/15(D)-14(A)

32.1 CERTIFICATION OF OUR CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2014

By: /s/ Jason F. Griffith

  Jason F. Griffith

  Chief Executive and Financial Officer

  and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2014

By: /s/ Jason F. Griffith

  Jason F. Griffith

  Chief Executive and Financial Officer

  and Principal Accounting Officer

27