Form 10-Q
period 2014-03-31
AMERIGO ENERGY, INC.
filed 2014-05-20
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

AMERIGO ENERGY, INC.

 (Exact name of small business issuer as

specified in its charter)

Delaware	20-3454263
(State or other jurisdiction
of incorporation or organization)	(I.R.S. Employer Identification No.)

2580 Anthem Village Drive

Henderson, NV 89052

 (Address of principal executive offices) (Zip Code)

(702) 399-9777

 (Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company)  [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

33,170,416 shares of common stock, $0.001 par value, as of May 19, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIGO ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$ 565,885	$ 13,302
Account receivable, net	4,341,602	1,559
Inventory	49,586	-
Prepaids	431,573	76,032
Prepaids - related party	926,030	-
Loan receivable	-	78,733
Note receivable	500	5,000
Interest receivable	-	18,262
Total current assets	6,315,176	192,888

Other assets:
Deposits	4,400	950
Fixed assets, net	66,562	-
Goodwill	14,691,372	-
Intangibles, net	23,902	-
License agreement	-	2,212,400
Total other assets	14,786,236	2,213,350

Total assets	$ 21,101,412	$ 2,406,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$ 3,442,691	$ 278,010
Accounts payable and accrued liabilities, related party	18,297	42,000
Accrued payroll, related party	90,000	45,000
Loan payable, related party	32,554	32,442
Accrued payroll and sales tax	425,971	-
Customer deposits	46,455	-
Other liabilities	762,386	-
Loan payable	20,000	20,000
Line of credit	-	97,491
Current portion of note payable, related party	2,325,000	-
Note payable, related party	672,967	-
Current portion of long-term convertible debt	-	25,000
Total current liabilities	7,836,321	539,943

Long-term liabilities:
Note payable, related party	12,800,000	-
Convertible note payable	-	1,975,000
Total liabilities	20,636,321	2,514,943

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 3,500,000 shares outstanding as of March 31, 2014 and December 31, 2013, respectively.	500	3,500
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,270,416 and 34,935,416 shares outstanding of March 31, 2014 and December 31, 2013 respectively.	33,270	34,935
Unamortized stock-based compensation	-	(23,400)
Unissued shares	-	360
Additional paid-in capital	17,228,707	16,919,705
Accumulated (deficit)	(16,797,386)	(17,043,805)
Total stockholders' equity (deficit)	465,091	(108,705)
Total liabilities and stockholders' equity (deficit)	$ 21,101,412	$ 2,406,238

The accompanying notes to the unaudited financials should be read in conjunction with these financial statements.

AMERIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months
	ending March 31,
	2014	2013
Revenues
Gross Sales	$ 9,650,265	$ -
Less sales returns, discounts, & allowances	(28,105)	-
Oil revenues	-	261
Total Revenues	9,622,160	261

Cost of goods sold
Cost of goods sold	7,287,323	-
Cost of goods sold, related party	347,261	-
Total costs of goods sold	7,634,584	-

Gross profit	1,987,576	261

Operating expenses
General and administrative	245,081	3,903
Salary and employee benefits	1,381,716	-
Depreciation and amortization	7,894	-
Lease operating expenses	74	80
Stock compensation	24,499	-
Professional fees	129,775	54,406
Total operating expenses	1,789,039	58,389

Income (loss) from operations	198,537	(58,128)

Other income (expenses):
Gain on debt settlement	151,949	19,195
Loss on license settlement	(93,578)	-
Loss on note receivable settlement	(18,995)	-
Interest expense	(600)	(1,416)
Other income	9,106	1,891
Total other income (expenses)	47,882	19,670

Net income (loss)	$ 246,419	$ (38,458)

Net income (loss) per share - basic and diluted	$ 0.01	$ (0.00)

Weighted average number of common shares outstanding - basic	33,362,776	24,124,824
Weighted average number of common shares outstanding - diluted	34,630,416	24,124,824

The accompanying notes to the unaudited financials should be read in conjunction with these financial statements.

AMERIGO ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months
	ending March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$ 246,419	$ (38,458)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation - shares for services	3,417	900
Depreciation and amortization	1,519
Loss on cancelled shares	(105,901)	-
Gain on license	93,578	-
Loss on settlement on debt	(37,491)	-
Loss on note receivable settlement	18,995	-
Bad debt expense	1,559	-
Warrants granted	10,247	-
Gain on extinguishment of debt	-	(20,176)
Changes in operating assets and liabilities:		-
(Increase) / decrease in accounts receivable	(896,858)	-
(Increase) / decrease in prepaid	79,949	(1,891)
(Increase) / decrease in prepaid, related party	347,262	-
(Increase) / decrease in customer deposit	1,463	-
Increase / (decrease) in accounts payable and accrued liabilities	(632,738)	52,086
Increase / (decrease) in accounts payable and accrued liabilities, related party	(23,703)	-
Increase / (decrease) in salary payable, related party	45,000	-
Increase / (decrease) in other liabilities	189,635
Increase / (decrease) in advances from related party	112	9,078
Net cash provided (used) by operating activities	(657,536)	1,539

Cash flows from investing activities:

(Purchase of) Cash from acquisition	1,950,120	-
Change in Other assets	12,499	-
(Purchase) of notes receivable	-	(41,736)
Net cash (used) by investing activities	1,962,619	(41,736)

Cash flows from financing activities:
Proceeds from loan receivable	78,000	-
Proceeds from notes receivable	4,500	-
Payment on line of credit	(60,000)	43,902
Proceeds from notes/loans payable	(775,000)	-
Net cash provided (used) by financing activities	(752,500)	43,902

Net (decrease) increase in cash	552,583	3,705
Cash, beginning of period	13,302	55
Cash, end of period	$ 565,885	$ 3,760

Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -
Supplementary cash flow information:
Stock issued for services	$ 41,900
Warrants issued	$ 368,878
Note payable for purchase of intangibles		$ 2,000,000

The accompanying notes to the unaudited financials should be read in conjunction with these financial statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Amerigo Energy, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable.

Property and Equipment

Property and equipment are stated at cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in operations. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

Shipping and Handling Costs

The Company classifies shipping and handling costs as operating expenses in the statements of income.

Advertising

The Company generally expenses advertising costs as incurred.

Inventory

Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slowing moving products or discontinued items as well as the market conditions for the specific inventory items.

Depreciation and amortization

Depreciation and amortization expense primarily consists of the non-cash write-down of tangible and intangible assets over their expected economic lives. We expect this expense to continue to grow in absolute dollars and potentially as a percentage of revenue as we continue to grow and incur capital expenditures to improve our technological infrastructure and acquire assets through potential future acquisitions.

Revenue Recognition

Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of our solution to manage our customers' communications expenses, as well as fees for perpetual software licenses and professional services and products sold.

We recognize revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services we provide include help desk, staging, carrier activations and provisioning.

Sales revenue is recognized upon the shipment of merchandise to customers.  The Company recognizes revenues from software sales when software products are shipped.

Software license fees consist of fees paid for a perpetual license agreement for our technology, which are recognized in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 605, Software Revenue Recognition, as amended.

Professional services related to the implementation of our software products, which we refer to as consulting services, are generally performed on a fixed fee basis under separate service arrangements. Consulting services revenue is recognized as the services are performed by measuring progress towards completion based upon either costs or the achievement of certain milestones.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Recent pronouncements

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through March 31, 2014 and has concluded that none will have a material impact on the Company’s financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Goodwill

We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31, at which date we test our reporting units, which is currently our ownership in Quest Solution, Inc.

As the acquisition occurred during this quarter, we are in the process of completing our goodwill impairment testing by considering multiple avenues inclusive of a qualitative assessment, a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete projection period.

We have not yet completed our impairment testing. However, based on our analysis performed thus far with respect to these segments as described above, we believe that the goodwill related to the Quest Solution acquisition was not impaired as of March 31, 2014.

NOTE 2 - ACQUISITION OF QUEST SOLUTION, INC.

On January 10, 2014, the Company completed the purchase of Quest Solution, Inc. ("Quest"), an Oregon corporation in the technology, software, and mobile data collection systems business.

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

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$1,950,121
Accounts receivable, net	3,444,744
Prepaid expenses, related party	1,273,292
Note receivable, related party	688,677
Other assets	196,794
Goodwill	13,429,857
Accounts payable and accrued liabilities	(4,983,485)
Total purchase price allocated	$16,000,000

NOTE 3 - INTEREST AND LOAN RECEIVABLE

Concurrent with the company entering into a line of credit agreement for production in 2013, the Company entered into a corresponding line of credit with its supply chain related to the production of the liquor brands.  The line of credit for the importer is $100,000, which will bear interest at 20% of funds advanced.  The line of credit was guaranteed by the importer as well as the owner of the import company, personally. As of March 31, 2014 and December 31, 2013, the balance of the loan receivable was $0 and $78,733.  This loan was settled during first quarter 2014 and the line of credit was closed.

NOTE 4 - PREPAID EXPENSES, RELATED PARTY

As of March 31, 2014 and December 31, 2013 there were $431,573 and $76,032 of prepaid expenses in the company.  $403,662 of the prepaid expenses as of March 31, 2014 relate to warrants and shares issued to consultants which will be expensed over the respective term of the contract and warrant agreement.  See Note 8 for details on the shares and warrants issued.

As of March 31, 2014, there were $926,030 of related party prepaid expenses.  The prepaid expenses are made up of prepaid insurance which is being expensed through November 30, 2014 for insurance coverage paid for in 2013, which the policy period covers the company through November 30, 2014.  The Company deems this to be a related party expense as the prior owners of Quest Solution, Inc. are the controlling shareholders of the insurance company.  As of January 1, 2014, the Company will not be renewing any of these policies once they expire.  In the 3 months ended March 31, 2014, $347,261 was expensed in cost of good sold, related party.

NOTE 5 - INTELLECTUAL PROPERTY

On February 25, 2013, the Company announced the acquisition of Le Flav Spirits license agreement for the promotion of a liquor line. In consideration for the acquisition, the Company agreed to issue 360,000 shares of its common stock fair valued at $32,400, warrants to purchase up to two million (2,000,000) shares of the Company’s common stock valued at $180,000 utilizing the Black-Scholes Model, and a convertible promissory note in the amount of $2,000,000. Pursuant to the terms of the agreement, the warrants were subject to specific vesting requirements related to sales benchmarks whereas for each 5,000 cases sold the seller will receive 500,000 fully vested warrants exercisable at a rate of $1.00 per share for a term of five years.

On January 10, 2014, the Company came to terms on a settlement with its prior investment in Le Flav Spirits and the related liquor brands.  The Company concurrently canceled its consulting contract related to the liquor line and received back 1,765,000 of the shares that had previously been issued in conjunction with this venture.   This cancellation also removed the $2,000,000 promissory note related to the acquisition, as well as the $65,000 annual consulting contract with the Consultant and the corresponding 2,000,000 warrants issued as well.

NOTE 6 - LINE OF CREDIT

On March 22, 2013, the Company executed a line of credit agreement with a third party for $100,000 to be used as purchase order financing for the production of liquor brands.  The balance at March 31, 2014 and December 31, 2013 was $0 and $97,491.  This line of credit was closed during the first quarter of 2014.

During December of 2011 Quest Solution acquired a $750,000 revolving line of credit from Wells Fargo Bank. Borrowings are collateralized by accounts receivable, equipment and inventory owned by the Company as well as a personal guarantee from the two shareholders.  This line of credit expires September 15, 2014. Monthly interest only payments are required with the principal portion due at maturity. The balance at March 31, 2014 was $0.  Interest is charged at a rate of prime plus .5% (currently 3.75%), with a floor rate of 4.5%.

NOTE 7 - NOTES PAYABLE

Notes and loans payable consisted of the following:

	March 31,	December 31,
	2014	2013

Note payable - acquisition of Quest	$15,125,000	$-
Note payable - related party	672,967	-
Note payable related to license agreement - canceled January 2014	-	2,000,000

Total notes payable	15,797,967	2,000,000
Less: current portion	(2,997,967)	(25,000)
Total long-term notes payable	$12,800,000	$1,975,000

As of March 31, 2014 and December 31, 2013, the Company record interest expense in connection with these notes in the amount of $0 and $600, respectively.

The $672,967 related party note has no definitive due date so it has been classified as current liabilities.

NOTE 8 - STOCKHOLDERS' DEFICIT

As of March 31, 2014, there were 33,270,416 shares of common stock outstanding, and 500,000 preferred shares outstanding.

Preferred Stock

As of March 31, 2014, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding.  The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Common Stock

In January 2014, concurrent with the cancellation of the Le Flav Spirits, LLC license agreement, the Company cancelled two consulting agreements previously entered into during April 2013, in which shares previously issued were returned in full to the Company. A total of 1,765,000 shares valued at $105,900 were returned and canceled in full settlement.

On March 1, 2014, the Company authorized to issue a total of 100,000 shares valued at $41,000 to Douglas Zorn, the Company’s Chief Operating Officer for services. The shares are fully earned and non-assessable as of March 31, 2014. In addition the Company issued the same consultant a total of 900,000 warrants valued at $368,878. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 3 years; risk free interest rate of .69%; dividend yield of 0% and expected volatility of 433%.

During the first quarter of 2014, the Company issued warrants to executives of Quest Solution, Inc. with the following milestones.

When the Company reaches $35,000,000 in sales, 5,000,000 warrants at $1.00 per share vest and become exercisable. These warrants expire on January 9, 2016.

When the Company makes it to the NASDAQ or AMEX or larger exchange, 2,000,000 warrants at $3.00 per share vest and become exercisable. These warrants expire on January 9, 2017.

Additionally, when the Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives. This expires January 8, 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS

In January 2014, the Company entered into an agreement with management of Quest Solution, Inc. for when the Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives of Quest Solution, Inc. This expires January 8, 2017.

As of March 31, 2014, the Company had $90,000 in accrued payroll payable to the Company’s current officers.

As of March 31, 2014, the Company owes $50,851 in related party loans to the CEO who has made loans to the Company for expenses.

NOTE 10 - SUBSEQUENT EVENTS

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

The Company's wholly owned subsidiary maintains its website at http://www.QuestSolution.com.  Our website http://www.AmerigoHoldings.com has come down and is being revamped to account for the updates to the company’s business plan, inclusive of pending name change from Amerigo Energy, Inc. to Quest Solution, Inc.  Our website and the information to be contained on either site, or connected to either site, are not part of or incorporated by reference into this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on April 2, 2014.

Introduction

Amerigo Energy, Inc. has historically derived our revenues from various sources. Our strategy has developed into leveraging management's relationships in the business world for investments for the Company. The Company intends on continuing with its acquisition and holding strategy of existing companies with revenues and positive cash flow. The Company previously announced an upcoming name change to the parent company to be Quest Solution.

Through its wholly owned subsidiary, Quest Solution is a leading provider in the technology, software, and mobile data collection systems business.

Quest Solution is a national mobility systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile solutions. The Company takes a consultative approach by offering end to end solutions that include hardware, software, communications and full lifecycle management services. The highly tenured team of professionals simplifies the integration process and delivers proven problem solving solutions backed by numerous customer references.

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company's financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2014 the company generated revenues in the amount of $9,622,160. For the three months ended March 31, 2013 the company generated $0 in revenues from such production.

For the three months ended March 31, 2014 the company generated revenues on producing oil and gas properties in the amount of $0. For the three months ended March 31, 2013 the company generated $261 in revenues from producing oil and gas properties.

Cost of Goods Sold

For the three months ended March 31, 2014 the company recognized a total of $7,287,323 in cost of goods sold.  The company also recognized $347,261 of cost of goods sold, related party from the insurance expenses paid in 2013 for a policy which covers the company through November 2014.

Operating expenses

Total operating expense for the three months ended March 31, 2014 and 2013 recognized was $1,789,039 and $58,389, respectively.

Three Months Ended

General and administrative expenses total $245,081 and $3,903 during the comparable three month period. The increase is primarily the result of an increase in business activities related to the acquisition.

Salary and employee benefits for the three months ended March 31, 2014 totaled $1,381,716 as compared to $0 for the three months ended March 31, 2013. The increase is directly related to the acquisition.

Lease operating expense for the three months ended March 31, 2014 totaled $74 as compared to $80 for the three months ended March 31, 2013. The decrease is directly related to the decrease in interest the Company holds.

Professional fees for the three months ended March 31, 2014 were $129,775 as compared to $54,406 for the three months ended March 31, 2013. The increase was related to the increase of professional accounting, consulting and legal services.

Other income and expenses Three Months Ended

Interest Expense - Interest expense for the three months ended March 31, 2014 totaled $600 as compared to $1,416 for the three months ended March 31, 2013. The decrease is directly related to company paying in full various outstanding loans.

Interest Income - Interest income for the three months ended March 31, 2014 totaled $9,106 as compared to $1,891 for the three months ended March 31, 2013.

The company recorded a loss on license settlement in the amount of $93,578 for the three months ended March 31, 2014 ($0 for the three months ended March 31, 2013).  A further loss of $18,995 was recognized in the settlement of a note receivable for the three months ended March 31, 2014 ($0 for the three months ended March 31, 2013). The company recognized a gain on debt settlement of $151,949 for the three months ended March 31, 2014 ($0 for the three months ended March 31, 2013).

Net income (loss) attributable to common stock

The company realized a net income $246,419 for the three months ended March 31, 2014, compared to a net loss of $38,458 for the three months ended March 31, 2013, an increase of $284,877. The increase in income is attributable to the income from our wholly owned subsidiary.

Liquidity and capital resources

At March 31, 2014, we had cash in the amount of $565,885 and a working capital deficit of $1,521,145.  In addition, our stockholders' equity was $465,091 at March 31, 2014 and a stockholder deficit at December 31, 2013 of $108,705.

Our accumulated deficit decreased from $17,043,805 at December 31, 2013 to $16,797,386 March 31, 2014.

Our operations resulted in net cash used of $657,536 during the three months ended March 31, 2014, compared to earning net cash of $1,539 during the three months ended March 31, 2013, a decrease of $659,075.

Net cash by investing activities was $1,962,619 for the three months ended March 31, 2014, compared to using net cash used of $41,736 for the three months ended March 31, 2013, an increase of $2,004,355.

Our financing activities used net cash of $752,500 during the three months ended March 31, 2014, compared to providing net cash of $43,902 during the three months ended March 31, 2013, an increase of $796,402.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

Mr. Griffith serves as our principal executive officer and as our principal accounting and financial officer.  The Company utilizes a third party to assist in the financial statement preparation for the auditor and our wholly owned subsidiary has an accounting team to prepare the financials at that level.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2014, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 5, 2014, the company filed a PRE-14C noting that our board of directors and majority shareholders approved by written consent on May 1, 2014 to have the name changes from Amerigo Energy, Inc. to Quest Solution, Inc.

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

Date: May 20, 2014

By: /s/ Jason F. Griffith

Jason F. Griffith

Chief Executive Officer,

and Chief Financial Officer