Form 10-Q
period 2014-06-30
Quest Solution, Inc.
filed 2014-08-14
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Quest Solution, Inc.

 (Exact name of small business issuer as specified in its charter)

(formerly known as Amerigo Energy, Inc.)

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

33,410,416 shares of common stock, $0.001 par value, as of August 6, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC

(FKA AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$898,935	$13,302
Account receivable, net	4,420,610	1,559
Inventory	60,167	-
Prepaids	153,177	76,032
Prepaids - related party	578,769	-
Loan receivable	-	78,733
Note receivable	500	5,000
Interest receivable	-	18,262
Total current assets	6,112,158	192,888

Other assets:
Deposits	4,400	950
Fixed assets, net	66,608	-
Goodwill	14,691,372	-
Intangibles, net	21,558	-
License agreement	-	2,212,400
Total other assets	14,783,938	2,213,350

Total assets	$20,896,096	$2,406,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,409,526	$278,010
Accounts payable and accrued liabilities, related party	16,192	42,000
Accrued payroll, related party	135,000	45,000
Advances, related party	32,554	32,442
Accrued payroll and sales tax	423,947	-
Customer deposits	42,985	-
Other liabilities	637,154	-
Loan payable	20,000	20,000
Line of credit	-	97,491
Current portion of note payable	2,758,000	-
Note payable, related party	672,367	-
Current portion of long-term convertible debt	-	25,000
Total current liabilities	9,147,725	539,943

Long-term liabilities:
Note payable	11,817,000	-
Convertible note payable	-	1,975,000
Total liabilities	20,964,725	2,514,943

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 3,500,000 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	500	3,500
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,410,416 and 34,935,416 shares outstanding of June 30, 2014 and December 31, 2013 respectively	33,410	34,935
Unamortized stock-based compensation	-	(23,400)
Unissued shares	-	360
Additional paid-in capital	16,957,152	16,919,705
Accumulated (deficit)	(17,059,691)	(17,043,805)
Total stockholders' equity (deficit)	(68,629)	(108,705)
Total liabilities and stockholders' equity (deficit)	$20,896,096	$2,406,238

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC

(FKA AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	ending June 30,		ending June 30,
	2014	2013	2014	2013
Revenues
Gross Sales	$7,516,700	$755	$17,166,965	$755
Less sales returns, discounts, & allowances	(82,454)	-	(110,559)	-
Oil revenues	-	253	-	514
Total Revenues	7,434,246	1,008	17,056,406	1,269

Cost of goods sold
Cost of goods sold	5,726,660	-	13,013,983	-
Cost of goods sold, related party	347,262	-	694,523	-
Total costs of good sold	6,073,922	-	13,708,506	-

Gross profit	1,360,324	1,008	3,347,900	1,269

Operating expenses
General and administrative	255,509	9,146	500,590	13,049
Salary and employee benefits	1,261,297	-	2,643,013	-
Depreciation and amortization	2,928	-	10,822	-
Lease operating expenses	29	107	103	187
Stock compensation	5,586	232,003	30,085	282,903
Professional fees	137,989	5,250	267,764	8,756
Total operating expenses	1,663,338	246,506	3,452,377	304,895

Income (loss) from operations	(303,014)	(245,498)	(104,477)	(303,626)

Other income (expenses):
Gain on debt settlement	-	-	151,949	19,195
Loss on license settlement	-	-	(93,578)	-
Loss on note receivable settlement	-	-	(18,995)	-
Interest expense	(400)	(69,580)	(1,000)	(70,996)
Other income	41,109	7,134	50,215	9,025
Total other income (expenses)	40,709	(62,446)	88,591	(42,776)

Net loss	$(262,305)	$(307,944)	$(15,886)	$(346,402)

Net loss per share - basic and diluted	$(0.01)	$0.01	$(0.00)	$0.01

Weighted average number of common shares outstanding - basic	33,510,416	24,470,380	33,385,416	24,297,602
Weighted average number of common shares outstanding - diluted	33,510,416	24,470,380	33,385,416	24,297,602

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC

(FKA AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH

(UNAUDITED)

	For the six months
	ending June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,886)	$(346,402)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation - shares for services	20,800	16,496
Depreciation and amortization	1,473	-
Loss on cancelled shares	(105,901)	-
Gain on license settlement	93,578	-
Loss on settlement of debt	(37,491)	-
Gain on note receivable settlement	18,995	-
Bad debt expense	1,559	-
Warrants granted	13,663	124,807
Gain on extinguishment of debt	-	(19,196)
Changes in operating assets and liabilities:
Change in accounts receivable	(975,866)	(755)
Change in prepaid	66,131	(9,025)
Change in prepaid, related party	694,523
Change in customer deposit	(2,007)
Change in accounts payable and accrued liabilities	333,627	197,423
Change in accounts payable and accrued liabilities, related party	(25,808)	13,968
Change in salary payable, related party	90,000
Change in other liabilities	62,249
Change in advances from related party	112
Net cash provided by (used in) operating activities	233,751	(22,684)

Cash flows from investing activities:
(Purchase of) cash from acquisition	1,950,120	-
Change in other assets	4,262	-
(Purchase) of notes receivable	-	(88,810)
Net cash provided by (used in) investing activities	1,954,382	(88,810)

Cash flows from financing activities:
Proceeds from loan receivable	78,000	-
Proceeds from note receivable	4,500	-
Proceeds (payment) on line of credit	(60,000)	89,640
Proceeds (payment) from notes/loans payable	(1,325,000)	10,000
Proceeds from loan, related party	-	12,000
Net cash provided by (used in) financing activities	(1,302,500)	111,640

Net (decrease) increase in cash	885,633	146
Cash, beginning of period	13,302	55
Cash, end of period	$898,935	$201

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplementary cash flow information:
Stock issued for services	$41,900	$91,150
Warrants issued	$13,663	$124,807
Stock and warrants for License	$-	$212,400
Note payable for purchase of intangibles	$-	$2,000,000

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC

(FKA AMERIGO ENERGY, INC.)

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

Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Quest Solution, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Software license fees consist of fees paid for a perpetual license agreement for our technology, which are recognized in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 605,Software Revenue Recognition, as amended.

Professional services related to the implementation of our software products, which we refer to as consulting services, are generally performed on a fixed fee basis under separate service arrangements. Consulting services revenue is recognized as the services are performed by measuring progress towards completion based upon either costs or the achievement of certain milestones.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014 and December 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Recent pronouncements

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through June 30, 2014 and has concluded that none will have a material impact on the Company’s financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

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

As the acquisition occurred during the six months ended June 30, 2014 we are in the process of completing our goodwill impairment testing by considering multiple avenues inclusive of a qualitative assessment, a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete projection period.

We have not yet completed our impairment testing. However, based on our analysis performed thus far with respect to these segments as described above, we believe that the goodwill related to the Quest Solution acquisition was not impaired as of June 30, 2014.

NOTE 2 - ACQUISITION OF QUEST SOLUTION, INC.

On January 10, 2014, the Company completed the purchase of Quest Solution, Inc. ("Quest"), an Oregon corporation in the technology, software, and mobile data collection systems business.

The purchase price for Quest was $16,000,000.

The consideration given to the shareholders of Quest Solution, Inc. were as follows:

A.  A promissory note for $4,969,000, which payments are to be a minimum of 45.0% of the cash earned from EBITDA of Quest Solution, Inc. during the prior quarter.  Once the Holder has received $3,375,000, the principal and interest payments on the promissory note are to be a minimum of 22.5% of the cash earned from EBITDA of Quest Solution, Inc. during the prior quarter.

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

B.  A promissory note for $11,031,000, which payments are to be payments on the promissory  note are  to  be a minimum of forty five percent (45%) of the cash earned from EBITDA of Quest Solution, Inc. during the prior quarter.  Once the first promissory note ($4.97mm) has received $3,375,000, the principal and interest payments on this promissory note are to be a minimum of 67.5% of the cash earned from EBITDA of Quest Solution, Inc. during the prior quarter.

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

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$1,950,121
Accounts receivable, net	3,444,744
Prepaid expenses, related party	1,273,292
Other assets	196,794
Goodwill	14,691,372
Accounts payable and accrued liabilities	(5,556,323)
Total purchase price allocated	$16,000,000

NOTE 3 - INTEREST AND LOAN RECEIVABLE

Concurrent with the company entering into a line of credit agreement for production in 2013, the Company entered into a corresponding line of credit with its supply chain related to the production of the liquor brands.  The line of credit for the importer is $100,000, which will bear interest at 20% of funds advanced.  The line of credit was guaranteed by the importer as well as the owner of the import company, personally. As of June 30, 2014 and 2013, the balance of the loan receivable was $0 and $88,810.  This loan was settled during first quarter 2014 and the line of credit was closed.

NOTE 4 - PREPAID EXPENSES, RELATED PARTY

As of June 30, 2014 and December 31, 2013 there were $153,177 and $76,032 of prepaid expenses in the company.  $105,862 of the prepaid expenses as of June 30, 2014 relate to shares issued to consultants which will be expensed over the respective term of the contract and warrant agreement.  See Note 8 for details on the shares and warrants issued.

As of June 30, 2014, there were $578,769 of related party prepaid expenses.  The prepaid expenses are made up of prepaid insurance which is being expensed through November 30, 2014 for insurance coverage paid for in 2013, which the policy period covers the company through November 30, 2014.  The Company deems this to be a related party expense as the prior owners of Quest Solution, Inc. are the controlling shareholders of the insurance company.  As of January 1, 2014, the Company will not be renewing any of these policies once they expire.  In the six months ended June 30, 2014, $694,523 was expensed in cost of goods sold, related party.

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

NOTE 6 - LINE OF CREDIT

On March 22, 2013, the Company executed a line of credit agreement with a third party for $100,000 to be used as purchase order financing for the production of liquor brands.  The balance at June 30, 2014 and December 31, 2013 was $0 and $97,491.  This line of credit was closed during the first quarter of 2014.

During December of 2011, Quest Solution acquired a $750,000 revolving line of credit from Wells Fargo Bank. Borrowings are collateralized by accounts receivable, equipment and inventory owned by the Company as well as a personal guarantee from the two shareholders.  This line of credit expires September 15, 2014. Monthly interest only payments are required with the principal portion due at maturity. The balance at June 30, 2014 was $0.  Interest is charged at a rate of prime plus .5% (currently 3.75%), with a floor rate of 4.5%.

NOTE 7 - NOTES PAYABLE

Notes and loans payable consisted of the following:

	June 30,	December 31,
	2014	2013

Note payable - acquisition of Quest	$14,575,000	$--
Note payable - related party	672,367	--
Note payable related to license agreement - canceled January 2014	--	2,000,000

Total notes payable	15,247,367	2,000,000
Less: current portion	(3,430,367)	(25,000)
Total long-term notes payable	$11,817,000	$1,975,000

As of June 30, 2014 and 2013, the Company record interest expense in connection with these notes in the amount of $0 and $70,996, respectively.

The $672,367 related party note has no definitive due date so it has been classified as current liabilities.

NOTE 8 - STOCKHOLDERS' DEFICIT

As of June 30, 2014, there were 33,410,416 shares of common stock outstanding, and 500,000 preferred shares outstanding.

Preferred Stock

As of June 30, 2014, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Common Stock

In January 2014, concurrent with the cancellation of the Le Flav Spirits, LLC license agreement, the Company cancelled two consulting agreements previously entered into during April 2013, in which shares previously issued were returned in full to the Company. A total of 1,765,000 shares valued at $105,900 were returned and canceled in full settlement.

On March 1, 2014, the Company issued a total of 100,000 shares valued at $41,000 to Douglas Zorn, the Company’s Chief Operating Officer for services. The shares are fully earned and non assessable as of March 31, 2014. In addition the Company issued the same consultant a total of 900,000 warrants valued at $368,878. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 3 years; risk free interest rate of 0.69%; dividend yield of 0% and expected volatility of 433%. As of June 30, 2014 the agreement with this officer has been mutually cancelled and Mr. Zorn’s contract as Chief Operating Officer will cease at the end of August 2014.

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

On May 9, 2014, the company issued a total of 240,000 shares valued at $124,800 for marketing services.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2014, the Company had $135,000 in accrued payroll payable to the Company’s current officers.

As of June 30, 2014, the Company owes $48,746 in related party loans to the CEO who has made loans to the Company for expenses.

As mentioned in Note 7, notes and loans payable consisted of the following:

	June 30,	December 31,
	2014	2013

Note payable - acquisition of Quest	$14,575,000	$-
Note payable - related party	672,367	-
Note payable related to license agreement - canceled January 2014	-	2,000,000

Total notes payable	15,247,367	2,000,000
Less: current portion	(3,430,367)	(25,000)
Total long-term notes payable	$11,817,000	$1,975,000

As of June 30, 2014 and 2013, the Company record interest expense in connection with these notes in the amount of $0 and $70,996, respectively.

The $672,367 related party note has no definitive due date so it has been classified as current liabilities.

NOTE 10 - SUBSEQUENT EVENTS

On July 1, 2014, the Company entered into a consulting agreement with an advisory board member which would compensate the advisory board member at $500 per meeting or $1,000 per day.  In addition, the individual received warrants for the purchase of 200,000 shares of restricted common stock at an exercise price of $1.50 per share.  The term of the warrant agreement will be for a two year term and the warrants are considered earned and vest at the rate of 25,000 per quarter.

The Company has evaluated subsequent events in accordance with ASC 855 through the date in which it has made its financial statements available, and has identified no significant reportable events through that date other than those mentioned above.

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

Introduction

Quest Solution, Inc. has historically derived our revenues from various sources. Our strategy has developed into leveraging management's relationships in the business world for investments for the Company. The Company intends on continuing with its acquisition and holding strategy of existing companies with revenues and positive cash flow.

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

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2014 and 2013, the company generated revenues in the amount of $7,434,246 and $755, respectively, an increase of $7,433,491 related to the acquisition in January 2014.

For the three months ended June 30, 2014 and 2013, the company generated revenues on producing oil and gas properties in the amount of $0 and $253, respectively in revenues from producing oil and gas properties.

For the six months ended June 30, 2014 and 2013, the company generated revenues in the amount of $17,056,406 and $755, respectively in revenues from such production, an increase of $17,055,651 related to the acquisition in January 2014.

For the six months ended June 30, 2014 and 2013, the company generated revenues on producing oil and gas properties in the amount of $0 and $514, respectively in revenues from producing oil and gas properties.

Cost of Goods Sold

For the three months ended June 30, 2014 and 2013, the company recognized a total of $5,726,660 and $0, respectively in cost of goods sold.  The company also recognized $347,262 and $0, respectively of cost of goods sold, related party from the insurance expenses paid in 2013 for a policy which covers the company through November 2014. Both of these relate to the acquisition in January 2014.

For the six months ended June 30, 2014 and 2013, the company recognized a total of $13,013,983 and $0, respectively in cost of goods sold.  The company also recognized $694,523 and $0, respectively of cost of goods sold, related party from the insurance expenses paid in 2013 for a policy which covers the company through November 2014. Both of these related to the acquisition in January 2014.

Operating expenses

Total operating expense for the three months ended June 30, 2014 and 2013 recognized was $1,663,338 and $246,506, respectively. An increase of $1,416,833, this is related to the acquisition in January 2014.

Total operating expense for the six months ended June 30, 2014 and 2013 recognized was $3,452,377 and $304,895, respectively. An increase of $3,147,482, this is related to the acquisition in January 2014.

Three Months Ended

General and administrative expenses for the three months ended June 30, 2014 totaled $255,509 and $9,146 during the comparable three month period. The increase is primarily the result of an increase in business activities related to the acquisition.

Salary and employee benefits for the three months ended June 30, 2014 totaled $1,261,297 as compared to $0 for the three months ended June 30, 2013. The increase is directly related to the acquisition.

Lease operating expense for the three months ended June 30, 2014 totaled $29 as compared to $107 for the three months ended June 30, 2013. The decrease is directly related to the decrease in interest the Company holds.

Stock compensation for the three months ended June 30, 2014 were $5,586 as compared to $232,003 for the three months ended June 30, 2013. The decrease was related to the company not issuing stock for services during the period.

Professional fees for the three months ended June 30, 2014 were $137,989 as compared to $5,250 for the three months ended June 30, 2013. The increase was related to the increase of professional accounting, consulting and legal services.

Other income and expenses Three Months Ended

Interest Expense - Interest expense for the three months ended June 30, 2014 totaled $400 as compared to $69,580 for the three months ended June 30, 2013. The decrease is directly related to company paying in full various outstanding loans.

Interest Income - Interest income for the three months ended June 30, 2014 totaled $41,109 as compared to $7,134 for the three months ended June 30, 2013. The increase is directly related to the new operations.

Six Months Ended

General and administrative expenses for the six months ended June 30, 2014 totaled $500,590 and $13,049 during the comparable six month period. The increase is primarily the result of an increase in business activities related to the acquisition.

Salary and employee benefits for the six months ended June 30, 2014 totaled $2,643,013 as compared to $0 for the six months ended June 30, 2013. The increase is directly related to the acquisition.

Lease operating expense for the six months ended June 30, 2014 totaled $103 as compared to $187 for the six months ended June 30, 2013. The decrease is directly related to the decrease in interest the Company holds.

Stock compensation for the six months ended June 30, 2014 were $30,085 as compared to $282,903 for the six months ended June 30, 2013. The decrease was related to the company not issuing stock for services during the period.

Professional fees for the six months ended June 30, 2014 were $267,764 as compared to $8,756 for the six months ended June 30, 2013. The increase was related to the increase of professional accounting, consulting and legal services.

Other income and expenses Six Months Ended

Interest Expense - Interest expense for the six months ended June 30, 2014 totaled $1,000 as compared to $70,996 for the six months ended June 30, 2013. The decrease is directly related to company paying in full various outstanding loans.

Interest Income - Interest income for the six months ended June 30, 2014 totaled $50,215 as compared to $9,025 for the six months ended June 30, 2013. The increase is directly related to the new operations.

The company recorded a loss on license settlement in the amount of $93,578 for the six months ended June 30, 2014 ($0 for the six months ended June 30, 2013).  A further loss of $18,995 was recognized in the settlement of a note receivable for the six months ended June 30, 2014 ($0 for the six months ended June 30, 2013). The company recognized a gain on debt settlement of $151,949 for the six months ended June 30, 2014 ($19,195 for the six months ended June 30, 2013).

Net income (loss) attributable to common stock

The company realized a net loss of $262,305 for the three months ended June 30, 2014, compared to a net loss of $307,944 for the three months ended June 30, 2013, a decrease of $45,639. The decrease in net loss is attributable to the income from our wholly owned subsidiary.

The company realized a net loss of $15,886 for the six months ended June 30, 2014, compared to a net loss of $346,402 for the six months ended June 30, 2013, a decrease of $330,516. The decrease in net loss is attributable to the income from our wholly owned subsidiary.

Liquidity and capital resources

At June 30, 2014, we had cash in the amount of $898,935 and a working capital deficit of $3,035,567.  In addition, our stockholders' deficit was $68,629 at June 30, 2014 and a stockholder deficit at December 31, 2013 of $108,705.

Our accumulated deficit increased from $17,043,805 at December 31, 2013 to $17,059,691 at June 30, 2014.

Our operations resulted in net cash provided of $233,751 during the six months ended June 30, 2014, compared to cash used of $22,684 during the six months ended June 30, 2013, an increase of $256,435, which is driven by our decrease in accounts receivable and increase in prepaid expenses.

Net cash by investing activities was $1,954,382 for the six months ended June 30, 2014, compared to using net cash used of $88,810 for the six months ended June 30, 2013, an increase of $2,043,192, which is driven by the cash in the company we acquired in January 2014.

Our financing activities used net cash of $1,302,500 during the six months ended June 30, 2014, compared to providing net cash of $111,640 during the six months ended June 30, 2013, a decrease of $1,414,140, which is driven mainly by the $1,385,000 paid on our line of credit and notes payable.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30 2014, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2014, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

On May 30, 2014, the company’s name changed to Quest Solution, Inc.

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

Date: August 14, 2014

By: /s/ Jason F. Griffith

Jason F. Griffith

Chief Executive Officer,

and Chief Financial Officer