Form 10-Q
period 2014-09-30
Quest Solution, Inc.
filed 2014-11-12
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

33,710,416 shares of common stock, $0.001 par value, as of November 10, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

(F.KA. AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$1,584,699	$13,302
Account receivable, net	4,505,617	1,559
Inventory	63,552	-
Prepaids	289,590	76,032
Prepaids - related party	231,508	-
Loan receivable	-	78,733
Note receivable	500	5,000
Interest receivable	-	18,262
Total current assets	6,675,466	192,888

Other assets:
Deposits	4,400	950
Fixed assets, net	69,530	-
Goodwill	14,691,372	-
Intangibles, net	469,214	-
License agreement	-	2,212,400
Total other assets	15,234,516	2,213,350

Total assets	$21,909,982	$2,406,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$4,949,817	$278,010
Accounts payable and accrued liabilities, related party	15,678	42,000
Accrued payroll, related party	180,000	45,000
Advances, related party	101,456	32,442
Accrued payroll and sales tax	413,670	-
Other liabilities	755,344	-
Loan payable	10,000	20,000
Line of credit	-	97,491
Current portion of note payable	3,155,250	-
Note payable, related party	834,960	-
Current portion of long-term convertible debt	-	25,000
Total current liabilities	10,416,175	539,943

Long-term liabilities:
Note payable	11,251,000	-
Convertible note payable	-	1,975,000
Total liabilities	21,667,175	2,514,943

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 3,500,000 shares outstanding as of September 30, 2014 and December 31, 2013, respectively.	500	3,500
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,710,416 and 34,935,416 shares outstanding of September 30, 2014 and December 31, 2013 respectively.	33,710	34,935
Unamortized stock-based compensation	-	(23,400)
Unissued shares	-	360
Additional paid-in capital	17,205,399	16,919,705
Accumulated (deficit)	(16,996,802)	(17,043,805)
Total stockholders' equity (deficit)	242,807	(108,705)
Total liabilities and stockholders' equity (deficit)	$21,909,982	$2,406,238

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.KA. AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
	2014	2013	2014	2013
Revenues
Gross Sales	$9,120,927	$804	$26,287,892	$1,559
Less sales returns, discounts, & allowances	(36,465)	-	(147,024)	-
Oil revenues	-	-	-	514
Total Revenues	9,084,462	804	26,140,868	2,073

Cost of goods sold
Cost of goods sold	7,072,614	-	20,086,597	-
Cost of goods sold, related party	347,261	-	1,041,784	-
Total costs of good sold	7,419,875	-	21,128,381	-

Gross profit	1,664,587	804	5,012,487	2,073

Operating expenses
General and administrative	222,857	875	723,447	14,111
Salary and employee benefits	1,252,445	-	3,895,458	-
Depreciation and amortization	7,067	-	17,889	-
Stock compensation	54,130	135,878	84,215	192,663
Professional fees	110,005	3,500	377,769	238,374
Total operating expenses	1,646,504	140,253	5,098,778	445,148

Income (loss) from operations	18,083	(139,449)	(86,291)	(443,075)

Other income (expenses):
Gain on debt settlement	29,999	-	181,948	19,195
Loss on license settlement	-	-	(93,578)	-
Loss on note receivable settlement	-	-	(18,995)	-
Interest expense	(375)	(41,907)	(1,375)	(103,878)
Other income	15,079	-	65,294	-
Total other income (expenses)	44,703	(41,907)	133,294	(84,683)

Net income (loss)	$62,786	$(181,356)	$47,003	$(527,758)

Net loss per share - basic	$0.00	$(0.01)	$0.00	$(0.02)
Net loss per share - diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding - basic	33,660,416	25,424,824	33,334,616	24,678,868
Weighted average number of common shares outstanding - diluted	50,445,416	24,470,380	50,119,616	24,297,602

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.KA. AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months
	ending September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$47,003	$(527,758)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation - shares for services	67,836	63,281
Depreciation and amortization	(1,449)	-
Loss on cancelled shares	(105,901)	-
Gain on license	93,578	-
Loss on settlement of debt	(37,491)	-
Loss on note receivable settlement	18,995	-
Interest expense	-	118,994
Bad debt expense	1,559	-
Warrants granted	119,892	148,150
Gain on extinguishment of debt	-	(19,196)
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(1,060,873)	(1,559)
(Increase) / decrease in prepaid	-	(16,266)
(Increase) / decrease in prepaid, related party	1,041,784
(Increase) / decrease in customer deposit	(45,267)
Increase / (decrease) in accounts payable and accrued liabilities	301,329	187,567
Increase / (decrease) in accounts payable and accrued liabilities, related party	(26,322)	14,088
(Increase) / decrease in salary payable, related party	135,000
(Increase) / decrease in other liabilities	455,619
Increase / (decrease) in advances from related party	69,014
Net cash provided (used) by operating activities	1,074,306	(32,699)

Cash flows from investing activities:
(Purchase of) cash from acquisition	1,950,120	-
Change in other assets	3,221	-
(Purchase) of license agreements	(150,000)
(Purchase) of notes receivable	-	(88,810)
Net cash (used) by investing activities	1,803,341	(88,810)

Cash flows from financing activities:
Increase in bank overdraft	-	2,814
Proceeds from shares sold	25,000	-
Proceeds from loan receivable	78,000	-
Proceeds from note receivable	4,500	-
Proceeds (payment) on line of credit	(60,000)	89,640
Proceeds (payment) from notes/loans payable	(1,343,750)	20,000
Payment on loans, related party	-	(3,000)
Payment on loans payable	(10,000)	-
Proceeds from loan, related party	-	12,000
Net cash provided (used) by financing activities	(1,306,250)	121,454

Net (decrease) increase in cash	1,571,397	(55)
Cash, beginning of period	13,302	55
Cash, end of period	$1,584,699	$-

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplementary cash flow information:
Stock issued for services	$124,800	$93,850
Warrants issued for services	$591,761	$148,150
Stock and warrants for License	$-	$212,400
Note payable for purchase of intangibles	$450,000	$2,000,000

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014 and December 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Recent pronouncements

The Company’s management has reviewed all of the FASB’s Accounting Standard Updates through September 30, 2014 and has concluded that none will have a material impact on the Company’s financial statements. Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

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

As the acquisition occurred during the nine months ended September 30, 2014 we are in the process of completing our goodwill impairment testing by considering multiple avenues inclusive of a qualitative assessment, a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete projection period.

We have not yet completed our impairment testing. However, based on our analysis performed thus far with respect to these segments as described above, we believe that the goodwill related to the Quest Solution acquisition was not impaired as of September 30, 2014.

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

NOTE 3 - INTEREST AND LOAN RECEIVABLE

Concurrent with the company entering into a line of credit agreement for production in 2013, the Company entered into a corresponding line of credit with its supply chain related to the production of the liquor brands.  The line of credit for the importer is $100,000, which will bear interest at 20% of funds advanced.  The line of credit was guaranteed by the importer as well as the owner of the import company, personally. As of September 30, 2014 and December 31, 2013, the balance of the loan receivable was $0 and $78,733.  This loan was settled during first quarter 2014 and the line of credit was closed.

NOTE 4 - PREPAID EXPENSES, RELATED PARTY

As of September 30, 2014 and December 31, 2013 there were $289,590 and $76,032 of prepaid expenses in the company.  $275,279 of the prepaid expenses as of September 30, 2014 relate to shares issued to consultants which will be expensed over the respective term of the contract and warrant agreement.  See Note 8 for details on the shares and warrants issued.

As of September 30, 2014, there were $231,508 of related party prepaid expenses.  The prepaid expenses are made up of prepaid insurance which is being expensed through November 30, 2014 for insurance coverage paid for in 2013, which the policy period covers the company through November 30, 2014.  The Company deems this to be a related party expense as the prior owners of Quest Solution, Inc. are the controlling shareholders of the insurance company.  As of January 1, 2014, the Company will not be renewing any of these policies once they expire.  In the nine months ended September 30, 2014, $1,041,784 was expensed in cost of goods sold, related party.

NOTE 5 - INTELLECTUAL PROPERTY

On February 25, 2013, the Company announced the acquisition of a license agreement for the promotion of a liquor line. In consideration for the acquisition, the Company agreed to issue 360,000 shares of its common stock fair valued at $32,400, warrants to purchase up to two million (2,000,000) shares of the Company’s common stock valued at $180,000 utilizing the Black-Scholes Model, and a convertible promissory note in the amount of $2,000,000. Pursuant to the terms of the agreement, the warrants were subject to specific vesting requirements related to sales benchmarks whereas for each 5,000 cases sold the seller will receive 500,000 fully vested warrants exercisable at a rate of $1.00 per share for a term of five years.

On January 10, 2014, the Company came to terms on a settlement with its prior investment in the license and the related liquor brands.  The Company concurrently canceled its consulting contract related to the liquor line and received back 1,765,000 of the shares that had previously been issued in conjunction with this venture.   This cancellation also removed the $2,000,000 promissory note related to the acquisition, as well as the $65,000 annual consulting contract with the Consultant and the corresponding 2,000,000 warrants issued as well.  As of September 30, 2014, there are no amounts remaining due to this transaction.

During the period ending September 30, 2014, the company acquired four different licenses for technology.  The licenses acquired are for (1) re-enforcing steel detection, (2) gun barrel detection, (3) air frame inspection, and (4) mining belt guard inspection.  The cost of the first three licenses was $150,000 each with a 5% royalty on sales.  The term of these licenses is 15 years each.  A fourth license was acquired with minimum purchase requirements stated in the contract.

NOTE 6 - LINE OF CREDIT

On March 22, 2013, the Company executed a line of credit agreement with a third party for $100,000 to be used as purchase order financing for the production of liquor brands.  The balance at September 30, 2014 and December 31, 2013 was $0 and $97,491.  This line of credit was closed during the first quarter of 2014.

During December of 2011, Quest Solution acquired a $750,000 revolving line of credit from Wells Fargo Bank. Borrowings are collateralized by accounts receivable, equipment and inventory owned by the Company as well as a personal guarantee from the two shareholders.  This line of credit expired September 15, 2014. Monthly interest only payments are required with the principal portion due at maturity. The balance at September 30, 2014 was $0.  Interest is charged at a rate of prime plus 0.5% (currently 3.75%), with a floor rate of 4.5%.

NOTE 7 - NOTES PAYABLE

Notes and loans payable consisted of the following:

	September 30,	December 31,
	2014	2013

Note payable - acquisition of Quest	$14,406,250	$--
Note payable - related party	834,960	--
Note payable related to license agreement - canceled January 2014	--	2,000,000

Total notes payable	15,241,210	2,000,000
Less: current portion	(3,990,210)	(25,000)
Total long-term notes payable	$11,251,000	$1,975,000

As of September 30, 2014 and 2013, the Company record interest expense in connection with these notes in the amount of $0 and $70,996, respectively.

The $834,960 related party note has no definitive due date so it has been classified as current liabilities.

NOTE 8 - STOCKHOLDERS' DEFICIT

As of September 30, 2014, there were 33,710,416 shares of common stock outstanding, and 500,000 preferred shares outstanding.

Preferred Stock

As of September 30, 2014, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding.  The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Common Stock

In January 2014, concurrent with the cancellation of the license agreement, the Company cancelled two consulting agreements previously entered into during April 2013, in which shares previously issued were returned in full to the Company. A total of 1,765,000 shares valued at $105,900 were returned and canceled in full settlement.

On March 1, 2014, the Company issued a total of 100,000 shares valued at $41,000 to Douglas Zorn, the Company’s then Chief Operating Officer for services. The shares were fully earned and non assessable as of March 31, 2014. In addition the Company issued the same consultant a total of 900,000 warrants valued at $368,878. The value of these warrants estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 3 years; risk free interest rate of 0.69%; dividend yield of 0% and expected volatility of 433%. As of September 30, 2014 the agreement with this officer has been mutually cancelled and Mr. Zorn’s contract as Chief Operating Officer ceased at the end of August 2014.

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

On August 8, 2014, the company issued 250,000 shares of stock related to warrants which were exercised.

On September 25, 2014, the company sold 50,000 shares valued at $25,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of September 30, 2014, the Company had $180,000 in accrued payroll payable to the Company’s current officers.

As of September 30, 2014, the Company owes $51,456 in related party loans to the CEO who has made loans to the Company for expenses as well as $15,678 to an entity the CEO owns which lent the Company money.

As of September 30, 2014, an officer advanced $50,000 in relation to company expenses.

As mentioned in Note 7, notes and loans payable consisted of the following:

	September 30,	December 31,
	2014	2013

Note payable - acquisition of Quest	$14,406,250	$--
Note payable - related party	834,960	--
Note payable related to license agreement - canceled January 2014	--	2,000,000

Total notes payable	15,241,210	2,000,000
Less: current portion	(3,990,210)	(25,000)
Total long-term notes payable	$11,251,000	$1,975,000

As of September 30, 2014 and 2013, the Company record interest expense in connection with these notes in the amount of $0 and $70,996, respectively.

The $834,960 related party note has no definitive due date so it has been classified as current liabilities.

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

The Company maintains its website at http://www.QuestSolution.com.   Our website and the information to be contained on either site, or connected to either site, are not part of or incorporated by reference into this filing.

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

Introduction

Quest Solution, Inc. has historically derived our revenues from various sources. Our strategy has developed into leveraging management's relationships for investments for the Company. The Company intends on continuing with its acquisition and holding strategy of existing companies with revenues and positive cash flow.

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

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2014 and 2013, the company generated revenues in the amount of $9,120,927 and $804, respectively, the increase is attributable to the addition of our wholly owned subsidiary.

For the three months ended September 30, 2014 and 2013, the company generated revenues on producing oil and gas properties in the amount of $0 and $0, respectively.

For the nine months ended September 30, 2014 and 2013, the company generated revenues in the amount of $26,287,892 and $1,559, respectively in revenues from such production the increase is attributable to the addition of our wholly owned subsidiary.

For the nine months ended September 30, 2014 and 2013, the company generated revenues on producing oil and gas properties in the amount of $0 and $514, respectively.

Cost of Goods Sold

For the three months ended September 30, 2014 and 2013, the company recognized a total of $7,072,614 and $0, respectively in cost of goods sold the increase is attributable to the addition of our wholly owned subsidiary.  .  The company also recognized $347,261 and $0, respectively of cost of goods sold, related party from the insurance expenses paid in 2013 for a policy which covers the company through November 2014.

For the nine months ended September 30, 2014 and 2013, the company recognized a total of $20,086,597 and $0, respectively in cost of goods sold the increase is attributable to the addition of our wholly owned subsidiary.  .  The company also recognized $1,041,784 and $0, respectively of cost of goods sold, related party from the insurance expenses paid in 2013 for a policy which covers the company through November 2014.

Operating expenses

Total operating expense for the three months ended September 30, 2014 and 2013 recognized was $1,646,401 and $140,253, respectively the increase is attributable to the addition of our wholly owned subsidiary.

Total operating expense for the nine months ended September 30, 2014 and 2013 recognized was $5,098,778 and $445,148, respectively the increase is attributable to the addition of our wholly owned subsidiary.

Three Months Ended

General and administrative expenses for the three months ended September 30, 2014 totaled $222,754 and $780 during the comparable three month period. The increase is primarily the result of an increase in business activities related to the acquisition.

Salary and employee benefits for the three months ended September 30, 2014 totaled $1,252,445 as compared to $0 for the three months ended September 30, 2013. The increase is directly related to the acquisition.

Lease operating expense for the three months ended September 30, 2014 totaled $0 as compared to $95 for the three months ended September 30, 2013. The decrease is directly related to the decrease in interest the Company holds.

Stock compensation for the three months ended September 30, 2014 were $54,130 as compared to $135,878 for the three months ended September 30, 2013. The decrease was related to the company issuing less stock for services during the period.

Professional fees for the three months ended September 30, 2014 were $110,005 as compared to $3,500 for the three months ended September 30, 2013. The increase was related to the increase of professional accounting, consulting and legal services.

Other income and expenses Three Months Ended

Interest Expense - Interest expense for the three months ended September 30, 2014 totaled $375 as compared to $41,907 for the three months ended September 30, 2013. The decrease is directly related to company paying in full various outstanding loans.

Interest Income - Interest income for the three months ended September 30, 2014 totaled $15,079 as compared to $0 for the three months ended September 30, 2013. The increase is directly related to the new operations.

Nine Months Ended

General and administrative expenses for the nine months ended September 30, 2014 totaled $723,344 and $13,829 during the comparable nine month period. The increase is primarily the result of an increase in business activities related to the acquisition.

Salary and employee benefits for the nine months ended September 30, 2014 totaled $3,895,458 as compared to $0 for the nine months ended September 30, 2013. The increase is directly related to the acquisition.

Lease operating expense for the nine months ended September 30, 2014 totaled $103 as compared to $282 for the nine months ended September 30, 2013. The decrease is directly related to the decrease in interest the Company holds.

Stock compensation for the nine months ended September 30, 2014 were $84,215 as compared to $192,663 for the nine months ended September 30, 2013. The decrease was related to the company not issuing as much stock for services during the period.

Professional fees for the nine months ended September 30, 2014 were $377,769 as compared to $238,374 for the nine months ended September 30, 2013. The increase was related to the increase of professional accounting, consulting and legal services.

Other income and expenses Nine Months Ended

Interest Expense - Interest expense for the nine months ended September 30, 2014 totaled $1,375 as compared to $103,878 for the nine months ended September 30, 2013. The decrease is directly related to company paying in full various outstanding loans.

Interest Income - Interest income for the nine months ended September 30, 2014 totaled $65,294 as compared to $0 for the nine months ended June 30, 2013. The increase is directly related to the new operations.

The company recorded a loss on license settlement in the amount of $93,578 for the nine months ended September 30, 2014 ($0 for the nine months ended September 30, 2013).  A further loss of $18,995 was recognized in the settlement of a note receivable for the nine months ended September 30, 2014 ($0 for the nine months ended September 30, 2013). The company recognized a gain on debt settlement of $181,948 for the nine months ended September 30, 2014 ($19,195 for the nine months ended September 30, 2013).

Net income (loss) attributable to common stock

The company realized a net income of $62,786 for the three months ended September 30, 2014, compared to a net loss of $181,356 for the three months ended September 30, 2013, an increase of $244,142. The increase in net income is attributable to the income from our wholly owned subsidiary.

The company realized a net income of $47,003 for the nine months ended September 30, 2014, compared to a net loss of $527,758 for the nine months ended September 30, 2013, an increase of $574,761. The increase in net income is attributable to the income from our wholly owned subsidiary.

Liquidity and capital resources

At September 30, 2014, we had cash in the amount of $1,584,699 and a working capital deficit of $3,740,709.  In addition, our stockholders' equity was $242,807 at September 30, 2014 and a stockholder deficit at December 31, 2013 of $108,705.

Our accumulated deficit decreased from $17,043,805 at December 31, 2013 to $16,996,802 at September 30, 2014.

Our operations resulted in net cash provided of $1,074,306 during the nine months ended September 30, 2014, compared to cash used of $32,699 during the nine months ended September 30, 2013, an increase of $1,107,005.

Net cash by investing activities was $1,803,341 for the nine months ended September 30, 2014, compared to using net cash used of $88,810 for the nine months ended September 30, 2013, an increase of $1,892,151.

Our financing activities used net cash of $1,306,250 during the nine months ended September 30, 2014, compared to providing net cash of $121,454 during the nine months ended September 30, 2013, a decrease of $1,427,704.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30 2014, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer and Chief Financial Officer, Jason F. Griffith.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2014, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company's Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

Date: November 12, 2014

By: /s/ Jason F. Griffith

Jason F. Griffith

Chief Executive Officer,

and Chief Financial Officer