Form 10-K
period 2014-12-31
Quest Solution, Inc.
filed 2015-04-09
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-09047

Quest Solution, Inc.

(Exact name of Smaller Reporting Company as specified in its charter)

(formerly known as Amerigo Energy, Inc.)

Delaware	20-3454263
(State of incorporation)	(IRS Employer Identification No.)

2580 Anthem Village Drive

Henderson, NV 89052
(Address of principal executive offices)

(702) 399-9777

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]
Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $ 14,749,277.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,029,495 shares of common stock outstanding as of April 7, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements,” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report on Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	The intensity of competition;

●	General economic conditions; and

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

PART I

ITEM 1. BUSINESS

General

Quest Solution, Inc., a Delaware corporation, formerly Amerigo Energy, Inc., together with its two wholly owned subsidiaries, referred to herein as “we,” “us,” and “our” (“Quest” or the “Company”), was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

Between 2008 and 2013, the Company was in the business of developing oil and gas reserves while increasing the production rate base and cash flow. The plan was to continue acquiring oil and gas leases for drilling and to take advantage of other opportunities and strategic alliances. Due to declines in production with respect to the Company’s oil and gas leases, the Company sought to explore its position in the oil industry. As the operational leases for the Company were not providing sufficient cash flow from operations to allow management to expand its investment in this industry, other potential opportunities were evaluated.

In February 2013, the Company acquired the rights to a spirits line of business and compiled a team of beverage, entertainment, retail and consumer product industry professionals. During this time, the Company focused on the marketing and distribution of premium alcoholic and non alcoholic beverages with an emphasis on utilizing and leveraging associations with iconic brand names, brands with historic origins or entertainers and celebrities. We intended on developing, producing, marketing and distributing alcoholic and non-alcoholic beverages for sale primarily in the continental United States.

On January 10, 2014, the Company came to agreement with the original owners of the spirits brand Le Flav Spirits, to cancel the previous agreement and the license was returned to them. The cancellation of a Consulting Agreement between the Company and Le Flav Spirits resulted in the return and cancellation 1,765,000 of the shares of common stock of the Company that had previously been issued in conjunction with the Company’s spirits line of business. In connection with the cancellation of the Consulting Agreement, Le Flav Spirits also agreed to cancel a $2,000,000 promissory note issued by the Company and a $65,000 annual consulting contract with the Company.

In January 2014, the Company had determined it was in the best interest of stockholders to focus on operating companies with a track record of positive cash flows and larger existing revenue bases. The Company’s strategy developed into leveraging management’s relationships in the business world for investments for the Company. On January 10, 2014, the Company entered into that certain Share Purchase Agreement with Quest Solution, Inc., an Oregon corporation (“Quest Solution”), in the technology, software, and mobile data collection systems business, in order to acquire Quest Solution for a purchase price of $16,000,000, payable in the form of (i) a promissory note for $4,969,000; and (ii) a promissory note for $11,031,000.

In May 2014, our Board of Directors voted to change the name of the Company from Amerigo Energy, Inc. to Quest Solution, Inc., and the Company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the Secretary of State for the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and we were assigned our new trading symbol “QUES” on the OTCQB.

On November 19, 2014, the Company entered into a Stock Purchase Agreement with Bar Code Specialties, Inc., a California corporation (“BCS”), and David Marin, the sole stockholder of BCS, pursuant to which the Company agreed to purchase all outstanding shares of common stock of BCS held by the Mr. Marin for an aggregate purchase price of $11,000,000, payable in the form of a five-year secured subordinated convertible promissory note. BCS is a company specializing in systems integration and data collection. Initially the company focused on the distribution vertical, but quickly grew its operational focus to include retail, manufacturing, food, and healthcare.

On November 20, 2014, the Board appointed Scot Ross, formerly the Executive Vice President and Chief Financial Officer of BCS, as the Company’s Chief Financial Officer and Kurt Thomet, formerly the Founder and President of Quest Solution prior to its acquisition by the Company, as the Company’s President. Concurrently with these appointments, the Company entered into respective employment agreements with Jason F. Griffith, the Company’s Chief Executive Officer, Mr. Ross, and Mr. Thomet.

Strategy

Following the acquisition of Quest Solution and BCS, the Company’s strategy is to continue to acquire profitable, strategic companies in the mobile systems integration market building the leading company in our market. An important tenet of the Company’s strategy is to acquire companies that are accretive with Quest’s publicly traded common stock combined with earn-out from the selling company. Acquiring private companies, at private company valuations, with publicly valued stock is accretive to current stakeholders and provides an upside to the stockholders of the acquired companies.

The Company is a national mobility systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. Quest takes a consultative approach by offering end-to-end solutions that include hardware, software, communications and full lifecycle management services. Quest simplifies the integration process with its experienced team of professionals. The Company delivers problem solving solutions backed by numerous customer references. The Company offers comprehensive packaged and configurable software.

Quest’s experienced team of consulting and integration professionals guide companies through the entire deployment process, from selecting technology to the successful company-wide rollout of a customized solution that fits a company’s unique requirements. After performing a thorough technical evaluation of the client’s current operations and specific operational problems, Quest’s team determines the optimal hardware and software solutions to optimize the client’s operational workflow, ongoing services provided throughout the deployment process. Quest also delivers full installation services for all mobile, data collection computers and printing equipment including full staging and kitting of the equipment.

Core to the solutions offered by Quest is a full suite of configurable packaged software solutions that were internally developed and provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Order Entry: Software designed to increase productivity in the field. Remote workers increasingly demand rapid access to real-time information and up to date data to facilitate and streamline their job functions in the field Quest’s Order Entry Software is the answer.

DSD and Route: Software packages designed to increase overall productivity. Quest DSD and Route software packages are collections of applications for portable devices that extend the power of existing systems out to field associates to enhance efficiency in route environments.

Intelligent Order Entry: Adds intelligence to aging order entry system to maximize profits. The hand held industry is a vital link in getting remote orders from the field to corporate and Quest’s Intelligent Order Entry Software adds this capability to aging order entry systems.

ITrack: Track Device Deployment. iTrack, an Internet Tracking System is a management tool that tracks the deployment of hardware devices in the field and their repair history.

Warehouse: Enhance efficiency in distribution and manufacturing environments. Warehouse is a collection of applications for portable devices that extend the power of your existing system out to the warehouse floor and dock doors.

Proof of Delivery: Enhances document delivery performance. Quest offers proof-of-delivery capabilities as part of its suite of mobility applications that gives companies an edge over competitors by improving customer service.

WTMiP: Extends business beyond four walls. WTMiP provides the conduit between corporate and the mobile worker. WTMiP servers allow files and data to seamlessly synchronize between the corporate host and laptops, hand held devices and Windows CE or Windows Mobile devices.

Easy Order: Easy order on-line purchasing portal. Quest’s Easy Order Software solution offers customized company portals that streamlines and simplifies customer ordering by providing clients with their own unique private on-line store.

Target Markets

Based on its expertise, competence, success and software solution set, Quest focuses on markets that represent high-return mobile line of business applications, Quest installs bases in need of replacement and aligning with its telemarketing and vertical market specialist talent and contact list. The Company traditionally focuses in manufacturing, distribution, logistics, retail, and healthcare sectors.

Competitive overview

The mobile system integration market is characterized by a limited number of large competitors and numerous smaller niche players. Quest typically pursues larger accounts and national customers, competing most often with the larger channel partners, including Stratix, DecisionPoint, Peak Technologies, Lowry, and Barcoding.com. For specific solutions the Company also competes with niche players that are often focused on a single industry. Hardware sales are often pressured by competition from online retailers, but Quest’s consultative, integrated solutions approach is a clear differentiator for most prospective customers.

Sales Strategy

The Company’s current direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in size and reach mirrors the Company’s addition of new products and services. Sales team members are organized by territory, and to a lesser extent areas of expertise. Quest’s sales team adequately addresses national accounts offering a broad array of unique solutions for line of business application, which allows for upsell and cross sell opportunities within each client.

Sales persons are supported internally by sales support personnel who coordinate quotes and logistics and by members of the systems engineering group and software teams.

The normal sales cycle is six (6) to nine (9) months, and typically involves the development of a scope of work and preparation of a ROI analysis. Quest prepares templates for this purpose which reduces the sales cycle. The analyses and proposals include information on leasing and other financing options, which helps differentiate the Company from its competitors.

General Discussion of Operations

Concentrations

For the year ended December 31, 2014, one customer accounted for 13% of the Company’s revenues.

Accounts receivable at December 31, 2014 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 34% of the balance for 2014, which represented greater than 10% of accounts receivable at December 31, 2014.

Accounts payable are made up of payable due to vendors in the ordinary course of business at December 31, 2014. One vendor made up 82% of the balance, which represented greater than 10% of accounts payable at December 31, 2014.

Employees and Consultants

As of April 2, 2015, we have a total of 68 full time employees and 2 part time employees.

Expected Significant Changes In The Number Of Employees

The Company does not expect any significant change in the number of employees at the parent company over the next twelve (12) months of operations. As noted previously, the Company currently coordinates all operations, using its executive officers and various consultants as necessary. Should the Company be approached with an accretive acquisition that the Company determines is a positive return on investment and/or weighted average cost of capital, then there will likely be increases in employees who come with the acquired company.

Quest’s website is located at http://www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTY

The corporate offices of the Company are currently located at 2580 Anthem Village Drive, Henderson, Nevada 89052. The Company leases its corporate offices at a cost of $850 per month for this space; however, as operations increase this amount could increase.

In April 2012, Quest Solution signed an operating lease at 860 Conger Street, Eugene, Oregon 97402. The premises consists of approximately 7,000 square feet of warehouse and office space. The lease provides for monthly payments of $3,837 through March 2013, and is adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2% in any one year. The lease is due to expire March 2017. This location handles administrative functions as well as having an operations team, inside sales, and support center for Quest’s sales team.

The lease at the Company’s Ohio location, signed by Quest Solution in July 2011, provides for monthly payments of $2,587 through June 2012; and $2,691 thereafter. The lease is due to expire June 30, 2018. This location is used by the Company’s engineers for assistance with its sales team.

The Company has a commercial real estate operating lease with the former owner and founder of BCS for the Company’s office and warehouse location in Garden Grove, California. The Company pays rent at the rate of $9,000 per month. This location houses the original BCS operations team, which was acquired in November 2014, as well as the label production facility for the Company.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2014, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Quest shares of common stock are not traded on an established market. Quest’s common stock is traded through broker/dealers and in private transactions, and quotations are reported on the OTCQB under the symbol “QUES”. OTCQB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions. The table below sets forth the range of high and low prices paid for transactions in Quest’s common stock as reported on the OTCQB for the periods indicated. No dividends have been declared or paid on Quest’s common stock and none are likely to be declared or paid in the near future.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2013:
Fiscal Quarter Ended March 31, 2013	$0.14	$0.01
Fiscal Quarter Ended June 30, 2013	$0.20	$0.03
Fiscal Quarter Ended September 30, 2013	$0.22	$0.05
Fiscal Quarter Ended December 31, 2013	$0.20	$0.04

Fiscal Year Ended December 31, 2014:
Fiscal Quarter Ended March 31, 2014	$0.71	$0.13
Fiscal Quarter Ended June 30, 2014	$0.72	$0.40
Fiscal Quarter Ended September 30, 2014	$0.61	$0.30
Fiscal Quarter Ended December 31, 2014	$0.53	$0.35

Dividends and other Distributions

Quest has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings, to finance growth and development of its business and do not anticipate paying any cash dividends in the foreseeable future. Quest may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company have no current plans to do so. Any future determination to pay cash dividends will be at the discretion of Quest’s board of directors.

Recent Sales of Unregistered Securities

In January 2014, concurrent with the cancellation of the license agreement with Le Flav Spirits, the Company cancelled two consulting agreements previously entered into during April 2013, in which shares previously issued were returned to the Company, a total of 1,765,000 shares were returned and canceled in full settlement, the shares were not repurchased by the Company but were voluntarily returned by the consultant.

On March 1, 2014, the Company issued a total of 100,000 shares valued at $41,000 to the then Chief Operating Officer, Doug Zorn, for services. During 2014, those shares were returned and canceled in exchange for agreement to compensate the individual with $30,000, deferred until successful completion of an equity fundraising. The shares were not repurchased by the Company but voluntarily returned by the individual.

During January 2014, the Company issued warrants to executives, Kurt Thomet and George Zicman of the Company with the following milestones. When the warrants vest the company will have consulting costs charged to operations.

When the Company reaches $35,000,000 in sales from the Quest Solution subsidiary, 5,000,000 warrants at $1.00 per share vest and become exercisable. These warrants expire on January 9, 2016.

When the Company makes it to the NASDAQ or AMEX or larger exchange, 2,000,000 warrants at $3.00 per share vest and become exercisable. These warrants expire on January 9, 2017.

Additionally, when the Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives. This expires January 8, 2017.

On May 9, 2014, the company issued a total of 240,000 shares; consulting costs charged to operations were $124,800 for marketing services to an outside Consultant.

On August 8, 2014, the company issued 250,000 shares of stock related to warrants which were exercised by a prior Consultant.

On September 25, 2014, the company sold 50,000 restricted common stock valued at $25,000 to a private investor.

On November 10, 2014, the Company issued 900,000 shares valued at $387,000 to settled $450,000 debt due to the Company President, Kurt Thomet.

In December 2014, the Company issued a total of 419,079 shares valued at $159,250 to settle debts owed to our CEO (69,079 shares) and our CFO (350,000 shares), and a total of $30,000 was recognized as forgiveness of salary.

On July 1, 2014, the Company issued a consultant a total of 200,000 warrants valued at $113,548 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 2 years; risk free interest rate of 0.47%; dividend yield of 0% and expected volatility of 283%. As of December 31, 2014 the agreement with this consultant had been canceled, a total of $14,194 had been recognized as expense.

On July 1, 2014, the Company issued an advisory board member a total of 200,000 warrants valued at $109,999 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.00, term of 4 years; risk free interest rate of 1.70%; dividend yield of 0% and expected volatility of 441%. As of December 31, 2014 a total of $13,750 had been recognized as expense.

During November 2014, with the acquisition of Bar Code Solutions, Inc., the Company granted two stock options to purchase an aggregate of 2,500,000 shares of common stock: (i) a time-vested options to purchase 1,500,000 shares based on the duration of the BCS stockholder’s service with the Company to that Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest in over the next four (4) years, with the first vesting of 12.5% of the balance at six (6) months from the date of issuance. (ii) a performance stock option to purchase 1,000,000 shares based on the achievement of specified revenue and net income milestones to an Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest after completion of nine (9) years of service with the Company or on having consolidated revenues greater than $45 million.

During November 2014, with the acquisition of Bar Code Solutions, Inc., the Company issued two service-based stock options to purchase 1,200,000 shares of Common Stock each. These Options vests with respect to 200,000 shares on November 20, 2014, and the balance will vest in a series of twenty (20) equal installments on the last day of each complete calendar quarter over the five (5)-year period commencing on December 31, 2014, subject to their continuous service with the Company. On November 20, 2014, the Company vested a total of 400,000 warrants valued at $183,662. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50, term of 5 years; risk free interest rate of 1.64%; dividend yield of 0% and expected volatility of 154%. As of December 31, 2014 a total value of these 400,000 had been recognized as expense.

During November 2014, with the acquisition of Bar Code Solutions, Inc., the Company issued two performance-based stock option to purchase 2,200,000 shares of Common Stock each. These options will vest and become exercisable for all of the shares on November 21, 2023, provided that the Executives remains in continuous service with the Company on such date. The shares subject to the option will vest as follows: (a) if Company achieves annual net revenues between $100 million and $150 million in any given year, an additional 200,000 shares shall immediately vest; (b) if the Company achieves net revenues between $150 million and $200 million in any given year, an additional 400,000 shares shall immediately vest; (c) if the Company achieves annual net revenues between $200 million and $300 million in any given year, an additional 600,000 shares shall immediately vest; and (d) if the Company achieves annual net revenues in excess of $300 million in any given year, an additional 1,000,000 shares shall immediately vest (until in each case the option is fully vested). In the event of any vesting event in (a) through (d) above where net income as a percentage of net revenues exceeds 10%, then the shares vesting on such event shall be increased by 50%. In the event net income as a percentage of net revenues for such year is less than 5%, then the shares vesting on such event shall be decreased by 50%.

The foregoing issuances of the securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) as transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

This section is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the Company’s results of operations and its financial condition together with its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview - Results of Operations

Revenues

For the year ended December 31, 2014 and 2013, the Company recognized $37,559,554 of net revenues and $4,069 in net revenues from operations, respectively. The increase in revenue is attributable to the acquisitions of Quest Solution and BCS that the Company completed during 2014. Revenue for 2014 was generated from the sales of hardware and software services by the Company to its customers.

Operating expenses

Salary and benefits – Salary and benefits for the year ended December 31, 2014 totaled $5,462,268, compared to $0 for the year ended December 31, 2013. During 2013, all of the people working with the Company were paid through stock based compensation or as professional services. The increase in expenses is attributable to the acquisitions of Quest Solution and BCS that the Company completed during 2014. The Company has 68 people on full time staff and 2 on part time staff as of December 31, 2014.

General and Administrative – General and administrative expenses were $1,038,308 for the year ended December 31, 2014, compared to $11,763 for the year ended December 31, 2013, which was predominantly due to $479,581 of operating expenses, $309,613 of travel and entertainment related expenses.

Professional Fees – Professional fees for the year ended December 31, 2014 were $656,238, compared to $291,381 for the period year ended December 31, 2013. The increase was related to the increased use of outside consultants and specifically attributable to the acquisitions of Quest Solution and BCS that the Company completed during 2014. In 2014, the Company incurred $90,202 of professional legal fees and $137,765 in accounting consulting expenses, including auditing expenses related to the acquisitions of Quest Solution and BCS.

Stock based compensation expense – Stock based compensation expenses for the year ended December 31, 2014 were $308,453, compared to $693,368 for the Year ended December 31, 2013. This decrease relates to the Company issuing fewer net shares for services and the increase in stock price during the period. $183,662 of the stock based compensation charge in 2014 relates to options issued to the Company’s officers and directors, while the balance relates to shares issued for consulting contracts which were expensed over the term of the contract.

Other income and expenses

As of December 31, 2014 and 2013, the Company had $42,148 and $16,266, respectively, in other income. This increase is attributable to increased operations due to the acquisitions of Quest Solution and BCS that the Company completed during 2014.

The Company accrued $871,971 in interest expense for year ended December 31, 2014, compared to $278,700 for the year ended December 31, 2013. This is directly attributable to $800,000 of debt discount on the acquisition promissory notes with Quest Solution, as well as the increased operations in the Company and the interest expense on the debt for the acquisition.

The Company recognized a gain in debt settlement of $184,351 as of December 31, 2014, compared to gain on settlement of debt of $133,593 for the year ended December 31, 2013. These related to settlement of liabilities to outside parties, inclusive of settlement of the judgment payable and other debts settled at a discount.

The Company recognized a loss on license settlement of $93,578 related to the liquor brand, this was a non-cash item for 2014.  Additionally the Company recognized a $82,020 other expense related to one-time costs incurred for the business related to the acquisitions during the year.

Provision for income taxes

For the year ended December 31, 2014, the Company recognized a tax benefit of $1,299,417 related to the reversal of a portion of a portion of the valuation allowance recorded on the deferred tax asset resulting from cumulative net operating loss carryforwards as a result of the acquisition of Quest Solution and BCS. Management’s analysis of the future use of the currently existing cumulative net operating loss carryforwards determined that it is more likely than not that a portion will be utilized prior to expiration. Accordingly, the valuation allowance on the deferred tax asset was reduced by 33% during the period ended December 31, 2014, and a tax benefit recognized.

Net income (loss) attributable to common stock

The Company realized net income of $301,649 for the year ended December 31, 2014, compared to a net loss of $1,121,284 for the year ended December 31, 2013. The increase in income is attributable to the acquisitions of Quest Solution and BCS that the Company completed during 2014.

Liquidity and capital resources

For the year ended December 31, 2014, the Company had cash in the amount of $233,741, and a working capital deficit of $5,093,594, compared to cash in the amount of $13,302, and a working capital deficit of $347,055 for the year ended December 31, 2013. In addition, the Company’s stockholders’ equity was $1,193,512 for the year ended December 31, 2014, and a deficit of ($108,705) for the year ended December 31, 2013.

The Company’s accumulated deficit is $16,742,156 for the year ended December 31, 2014.

The Company’s operations provided net cash of $618,761 for the year ended December 31, 2014, compared to $8,948 of cash used for the year ended December 31, 2013, an increase of $627,709. Non-cash charges included $800,000 of accretion on debt discount related to the Quest Solution acquisition, as well as $1,299,417 related to the deferred tax asset that the Company recorded on the books and $1,273,292 for cost of goods sold, which was paid out in 2013, but for accounting purposes expensed in 2014. Among the other changes, the Company’s accounts receivable from the acquisitions of Quest Solution and BCS decreased $2,789,824, while the Company’s accounts payable increased $975,151, and our prepaid expense account decreased $605,417.

The Company’s cash from investing activities was $2,333,362 for the year ended December 31, 2014 compared to $88,810 used in investing activities for the year ended December 31, 2013. This was attributable to the $2,025,810 of cash that the Company received in the acquisitions of Quest Solution and BCS during 2014, an increase of $2,422,172.

The Company’s financing activities used $2,731,684 of cash during the year ended December 31, 2014, and had cash provided of $111,005 during the year ended December 31, 2013, and increase in usage of $2,842,689. The increase is attributable to the payments on the pay down of the debt on the books of the Company related to the acquisitions during 2014. During the year ended December 31, 2014, $3,756,844 was paid down on notes payable to the Company as part of the acquisitions, as well as proceeds received of $1,819,345 of proceeds from the Company’s line of credit.

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on the Company’s operations in the future.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

(a) On January 20, 2015, Quest Solution, Inc. (the “Registrant” or the ‘Company”) was notified by L.L. Bradford & Company, LLC (“Bradford”) that the firm resigned as the Registrant’s independent registered public accounting firm.  Except as noted in the paragraph immediately below, the reports of Bradford on the Company’s financial statements for the years ended December 31, 2013 and for the period then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Bradford on the Company’s financial statements as of and for the year ended December 31, 2013 contained the explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has reported a net loss of for the year ended December 31, 2013 and had an accumulated deficit as of December 31, 2013 that raises doubt about its ability to continue as a going concern.

Bradford also served as the auditor for Quest Marketing, Inc. and Bar Code Specialties, Inc., which were acquired in 2014 and the respective audit reports for those did not contain the explanatory paragraphs relative to going concern issues.

During the years ended December 31, 2013 through January 20, 2015, the Company has not had any disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2013  through January 20, 2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On January 20, 2015  (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM “) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.	the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the Commission”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2014, that the Company’s disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. The Company’s internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the definitive Information Statement, which will be filed with the Commission pursuant to Regulation 14C under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the definitive Information Statement, which will be filed with the Commission pursuant to Regulation 14C under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to the definitive Information Statement, which will be filed with the Commission pursuant to Regulation 14C under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference to the definitive Information Statement, which will be filed with the Commission pursuant to Regulation 14C under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the definitive Information Statement, which will be filed with the Commission pursuant to Regulation 14C under the Exchange Act.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Commission this Annual Report on Form 10-K registration statement, including exhibits, under the Securities Act. You may read and copy all or any portion of any reports, statements or other information in the files at Commission’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

You can request copies of these documents upon payment of a duplicating fee by writing to the Commission. You may call the Commission at 1-800-SEC-0330 for further information on the operation of its public reference room. The Company’s filings, including this Annual Report on Form 10-K, will also be available to you on the website maintained by the Commission at http://www.sec.gov.

The Company’s website is located at http://www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

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

Date: April 9, 2015

By:	/s/ Jason F. Griffith
Jason F. Griffith
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2015

By:	/s/ Scot Ross
Scot Ross
Chief Financial Officer
(Principal Financial Officer)

QUEST SOLUTION, INC.

(F.K.A.AMERIGO ENERGY, INC.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Quest Solution, Inc.

We have audited the accompanying consolidated balance sheet of Quest Solution, Inc. as of December 31, 2014, and the related consolidated statements of operation, stockholders’ equity, and cash flow for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Solution, Inc. as of December 31, 2014, and the results of its operation and its cash flow for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM, LLP

RBSM, LLP

April 9, 2015

Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Amerigo Energy, Inc.

We have audited the accompanying consolidated balance sheet of Amerigo Energy, Inc. as of December 31, 2013, and the related statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerigo Energy, Inc. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 12 to the financial statements, the entity has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

April 1, 2014

Las Vegas, Nevada

QUEST SOLUTION, INC.

(F.K.A. AMERIGO ENERGY, INC.)

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	As of
	December 31,
	2014	2013
ASSETS
Current assets
Cash	$233,741	$13,302
Accounts receivable, net of allowances of $62,800 and $0, respectively	9,099,229	1,559
Inventory	606,231	-
Prepaids	191,498	76,032
Other current assets	377,060	101,995
Total current assets	10,507,759	192,888

Fixed assets, net of accumulated depreciation of $1,781,086 and $0, respectively	206,662	-
Deferred tax asset	1,299,417	-
Goodwill	14,101,306	-
Trade name	2,700,000	-
Intangibles, net	466,870	2,212,400
Customer relationships	4,390,000	-
Other assets	317,304	950

Total assets	$33,989,318	$2,406,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$7,406,146	$278,010
Accounts payable and accrued liabilities, related party	51,806	87,000
Line of credit	1,819,345	97,491
Advances, related party	50,000	32,442
Accrued payroll and sales tax	917,079	-
Current portion of note payable	310,000	20,000
Notes payable, related parties, current portion	4,201,650	25,000
Other current liabilities	845,327	-
Total current liabilities	15,601,353	539,943

Long term liabilities
Note payable, related party, net of debt discount	17,007,175	1,975,000
Deferred tax liability	29,783	-
Other long term liabilities	157,495	-
Total liabilities	32,795,806	2,514,943

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 3,500,000 shares outstanding as of December 31, 2014 and December 31, 2013, respectively.	500	3,500
Common stock; $0.001 par value; 100,000,000 shares authorized; 35,029,495 and 34,935,416 shares outstanding of December 31, 2014 and December 31, 2013 respectively.	35,029	34,935
Unamortized stock-based compensation	-	(23,400)
Unissued shares	-	360
Additional paid-in capital	17,900,139	16,919,705
Accumulated (deficit)	(16,742,156)	(17,043,805)
Total stockholders’ equity (deficit)	1,193,512	(108,705)
Total liabilities and stockholders’ equity (deficit)	$33,989,318	$2,406,238

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.K.A. AMERIGO ENERGY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended
	December 31,
	2014	2013
Revenues
Gross Sales	$37,559,554	$1,996
Less sales returns, discounts, & allowances	(249,581)	-
Oil revenues	-	2,073
Total Revenues	37,309,973	4,069

Cost of goods sold
Cost of goods sold	28,703,519	-
Cost of goods sold, related party	1,273,292	-
Total costs of good sold	29,976,811	-

Gross profit	7,333,162	4,069

Operating expenses
General and administrative	1,038,308	11,763
Salary and employee benefits	5,462,268	-
Depreciation and amortization	25,598	-
Stock compensation	308,453	693,368
Professional fees	656,238	291,381
Total operating expenses	7,490,865	996,512

Income (loss) from operations	(157,703)	(992,443)

Other income (expenses):
Gain on debt settlement	184,351	133,593
Loss on license settlement	(93,578)	-
Loss on settlement	(18,995)	-
Interest expense	(871,971)	(278,700)
Other expenses	(82,020)	-
Other income	42,148	16,266
Total other income (expenses)	(840,065)	(128,841)

Net Income Before Income Taxes	(997,768)	(1,121,284)

(Provision) Benefit for Income Taxes
Deferred	1,299,417	-
Current	-	-

Net income (loss)	$301,649	$(1,121,284)

Net income (loss) per share - basic	$0.01	$(0.04)
Net income (loss) per share - diluted	$0.01	$(0.04)

Weighted average number of common shares outstanding - basic	33,596,375	26,396,051
Weighted average number of common shares outstanding - diluted	45,477,429	-

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.K.A. AMERIGO ENERGY, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(AUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Shares	Unamortized Share-based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Unissued	Compensation	Deficit	Equity (Deficit)

Balance, December 31, 2012	500,000	$500	24,124,824	$24,124	$15,441,512	$-	$-	$(15,922,521)	$(456,385)

Shares issued for settlement of debt	-	-	146,329	147	23,236	-	-	-	23,383
Shares issued for settlement of debt, related party	-	-	1,814,263	1,814	318,449	-	-	-	320,263
Shares issued for consulting services, license / Le Flav	-	-	360,000	360	244,080	360	(23,400)	-	221,400
Preferred shares issued as collateral	3,000,000	3,000	-	-	(3,000)	-	-	-	-
Shares issued for consulting	-	-	5,990,000	5,990	601,410		-	-	607,400
Issuance of warrants related to notes payable	-	-	-	-	1,150	-	-	-	1,150
Issuance of warrants related to services	-	-	-	-	107,000	-	-	-	107,000
Shares issued related to line of credit	-	-	700,000	700	115,300	-	-	-	116,000
Gain on settlement of debt, related party	-	-	-	-	48,368	-	-	-	48,368
Cancellation of treasury stock	-	-	-	-	24,000	-	-	-	24,000
Shares to settle warrants	-	-	1,800,000	1,800	(1,800)	-	-	-	-
Net loss	-	-	-	-	-		-	(1,121,284)	(1,121,284)

Balance, December 31, 2013	3,500,000	3,500	34,935,416	34,935	16,919,705	360	(23,400)	(17,043,805)	(108,705)

Issuance of warrants related to services	-	-	-	-	592,425	-	-	-	592,425
Shares issued for consulting	-	-	590,000	590	167,710	-	-	-	168,300
Shares issued for settlement of debt, related party	-	-	1,319,079	1,319	607,931	-	-	-	609,250
Cancellation of consulting agreements	-	-	(1,765,000)	(1,765)	(203,490)	-	-	-	(205,255)
Cancellation of shares issued for consulting services and license	-	-	-	-	360	(360)	23,400	-	23,400
Preferred shares returned	(3,000,000)	(3,000)	-	-	3,000	-	-	-	-
Cancellation of warrants	-	-	(100,000)	(100)	(396,114)	-	-	-	(396,214)
Issued shares	-	-	50,000	50	24,950	-	-	-	25,000
Options issued, related party	-	-	-	-	183,662	-	-	-	183,662
Net income	-	-	-	-	-	-	-	301,649	301,649

Balance, December 31, 2014	500,000	$500	35,029,495	$35,029	$17,900,139	$-	$-	$(16,742,156)	$1,193,512

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.K.A. AMERIGO ENERGY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year Ending
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$301,649	$(1,121,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation - shares for services	44,100	500,368
Option compensation	183,662	-
Shares issued related to line of credit	-	277,050
Warrants granted	83,216	148,150
Gain on extinguishment of debt	-	(133,593)
loss on line of credit	18,995	-
Deferred tax asset	(1,299,417)	-
Debt discount accretion	800,000	-
Purchase of treasury stock	-	24,000
Depreciation and amortization	25,598	-
Gain on cancelled shares	(601,470)	-
Loss on license settlement	93,578	-
Settlement of debt	609,252	-
Gain on note receivable settlement	(37,491)	-
Bad debt expense	1,559	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(2,789,824)	(1,559)
(Increase) / decrease in prepaid	605,417	-
(Increase) / decrease in prepaid, related party	1,273,292	-
(Increase) / decrease in inventory	373,061	-
(Increase) / decrease in customer deposit	(45,367)	-
(Increase) / decrease in interest receivable		(18,262)
Increase / (decrease) in accounts payable and accrued liabilities	975,151	123,969
Increase / (decrease) in accounts payable and accrued liabilities, related party	(42,000)	17,213
(Increase) / decrease in salary payable, related party	(45,000)	180,000
(Increase) / decrease in other liabilities	73,242	(5,000)
Increase / (decrease) in advances from related party	17,558	-
Net cash provided by (used in) operating activities	618,761	(8,948)

Cash flows from investing activities:
(Purchase of) cash from acquisitions	2,025,810	-
Change in other assets	438,386	-
Intangible licenses acquired	(150,000)	-
Accrued interest on note payables	51,807	-
(Purchase of) Sale of property and equipment	(32,641)	-
(Purchase) of notes receivable	-	(88,810)
Net cash provided by (used in) investing activities	2,333,362	(88,810)

Cash flows from financing activities:
Increase in bank overdraft	-	-
Proceeds from shares sold	25,000	-
Proceeds from loan receivable	78,000	-
Proceeds from note receivable	4,500	-
Proceeds from line of credit	1,819,345
Proceeds (payment) on line of credit	(60,000)	89,640
Proceeds (payment) from notes/loans payable	(3,756,844)	20,000
Payment on loans, related party	-	(2,500)
Payment on loans payable	(841,685)	(12,500)
Proceeds from loan, related party	-	16,365
Net cash provided by (used in) financing activities	(2,731,684)	111,005

Net increase in cash	220,439	13,247
Cash, beginning of period	13,302	55
Cash, end of period	$233,741	$13,302

Cash paid for interest	$6,010	$-
Cash paid for taxes	$26,129	$-
Supplementary for non-cash flow information:
Note payable for purchase of intangibles	$300,000	$2,000,000
Goodwill acquired during the year	$14,101,306	-
Current Assets (excluding inventory) acquired during the year	$7,456,000	-
Accounts payable and accrued liabilities acquired during the year	$5,261,723	-
Customer Relationships acquired during the year	$4,390,000	-
Accounts receivable, net acquired during the year	$2,864,661	-
Trade Name acquired during the year	$2,700,000	-
Other current assets acquired during the year	$1,537,912	-
Other assets acquired during the year	$548,311	-
Fixed assets, net acquired during the year	$131,538	-
Net Fixed Assets acquired during the year	$68,000	-
Total Inventory (at Net Realizable Value) acquired during the year	$60,000	-
Other Non-Current Assets acquired during the year	$3,000	2

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

Quest Solution, Inc., a Delaware corporation (“QUES” or the “Company”), formerly named Amerigo Energy, Inc. was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014 the company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were positive cash flow and would provide immediate shareholder value. In January 2014, we made our first such acquisition of Quest Marketing Inc. (dba Quest Solution, Inc.).

Quest Solution is a national mobility systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile solutions. The Company takes a consultative approach by offering end to end solutions that include hardware, software, communications and full lifecycle management services. The professionals simplify the integration process and deliver the solutions to our customers. Motorola, Intermec, Honeywell, Panasonic, AirWatch, Wavelink, SOTI and Zebra are major suppliers which Quest Solution uses in the solutions we provide to our customers.

In May 2014, our Board of Directors voted to get approval from the shareholders of the Company for a name change from Amerigo Energy, Inc. to Quest Solution, Inc. The company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and we assigned our new trading symbol “QUES”.

The Quest Solution business plan previously included developing oil and gas reserves while increasing the production rate base and cash flow. Due to declines in production on the oil leases the company had an interest in, the company was forced to revisit its position in the oil industry.

The Company’s business strategy developed into leveraging management’s relationships in the business world for investments for the Company. The company intends on continuing with its acquisition of existing companies with revenues and positive cash flow.

In November 2014, the company acquired 100% of the shares of Bar Code Specialties, Inc. (“BCS”) located in Southern California. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Since the combination of the two companies, the company has been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Quest Solution include the combined accounts of Quest Marketing, Inc., an Oregon Corporation and Bar Code Specialties, Inc., a California Corporation. BCS was acquired on November 21, 2014, and as such the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. The company’s currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2014 and 2013, the Company’s uninsured cash balance totaled $0 and $0, respectively.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements.

PURCHASE ACCOUNTING AND BUSINESS COMBINATIONS

The Company accounts for its business combinations using the purchase method of accounting which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable. The excess of cost of an acquired entity over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.

The valuation and allocation process relies on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives updated information, including appraisals and other analyses, which are completed within one year of the acquisition. Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. At December 31, 2014 and 2013, accounts receivable past 90 days due totaled $118,913 and $0, respectively. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $66,215 and $0 for the years ended December 31, 2014 and 2013, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for the years ended December 31, 2014 and 2013 was $16,222 and $-0-, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2014 and 2013 was $9,376 and $-0-, respectively.

	2014	2013
Software	$1,276,524	$-0	-
Licenses	450,000	0
Accumulated amortization	(1,251,033)	(-)
Intangibles, net	$466,870	$-0	-

Total expected amortization expense for the next 2 years are as follows:

Years ending December 31,
2015	8,968
2016	7,902
Total	$16,870

The company has made a significant investment in software over the years. This amount is treated as intangible assets which are being amortized over the expected useful life. Intangible assets are evaluated annually for potential impairment.

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any.  The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years.  Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable.  If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.  If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life.  No impairments were identified or changes to estimated useful lives have been recorded.

DEFERRED FINANCING COSTS

Deferred Financing Costs incurred by the Company in connection with the issuance of debt and the bank line of credit are deferred and amortized to interest expense over the life of the underlying indebtedness using the straight line method.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs for purchases of raw materials as cost of goods sold and freight out as operating expenses in the statements of income. Total delivery costs for the years ending December 31, 2014 and 2013 were $174,942 and $0, respectively.

ADVERTISING

The Company generally expenses advertising costs as incurred. During 2014 and 2013, the Company spent $236,142 (marketing, trade show and store front expense) and $0 on advertising, net of co-operative rebates, respectively.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense.

INVENTORY

Substantially all inventory consists of raw materials and finished goods and are valued based upon first-in first-out (“FIFO”) cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slow moving products or discontinued items as well as the market conditions for the specific inventory items.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

●	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observable inputs may result in a reclassification of assets and liabilities within the three levels of the hierarchy outlined above.

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended December 31, 2014.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 and $0 to the actual calculation of the earn-out obligations during the fiscal years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in	Significant other	Significant other
		Active markets	Observable inputs	Unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$-	$-	$-	$-

Fair value of derivative warrants issued
in connection with share purchase agreement	-	-	-	-

Balance at December 31, 2014	$-	$-	$-	$-

REVENUE RECOGNITION

Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of our solution to manage our customers’ communications expenses, as well as fees for perpetual software licenses and professional services and products sold.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2014 and 2013 were 33,596,375 and 26,396,051, respectively.

The fully diluted number of 45,477,429, includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $6,375,000 in debt) and $2.00 per share (for $10,396,317 in debt). Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. No impairment charges have been recorded as a result of the Company’s annual impairment assessments.

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

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at December 31, 2014.

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

NOTE 3 – CONCENTRATIONS

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2014 and 2013, the Company’s uninsured cash balance totaled $0 and $0, respectively.

For the year ended December 31, 2014, one customer accounted for 13% of the Company’s revenues.

Accounts receivable at December 31, 2014 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 34% of the balance for 2014, which represented greater than 10% of accounts receivable at December 31, 2014.

Accounts payable are made up of payable due to vendors in the ordinary course of business at December 31, 2014. One vendor made up 82% of the balance, which represented greater than 10% of accounts payable at December 31, 2014.

NOTE 4 – ACQUISITION OF QUEST MARKETING, INC AND BAR CODE SPECIALTIES, INC.

On January 10, 2014, the Company completed the purchase of Quest Marketing, Inc. (“Quest”), an Oregon corporation in the technology, software, and mobile data collection systems business.

The Company completed an ASC 805 Purchase Price Allocation for the acquisition by an outside independent valuation analysis.

The purchase price consideration paid was determined to be $18,278,372.

The consideration given to the shareholders of Quest Marketing, Inc. were as follows:

$6,375,000 in promissory notes, convertible at $1.00 per share and $9,625,000 in promissory notes for which payments were originally to be a minimum of 45.0% of the cash earned from EBITDA of Quest Solution, Inc. during the prior quarter.

These promissory notes are recorded net of a debt discount of $4,000,000, which is being accreted to interest expense at $800,000 per year.

In November 2014, the promissory notes were amended to be senior subordinated promissory notes with quarterly payments due pro-rata to the promissory notes issued and outstanding in conjunction with the acquisition of Bar Code Specialties (discussed below) at a maximum of 35% of EBITDA. The promissory notes bear interest at 1.89% per year.

The prior owners of Quest shall retain a security interest in the subsidiary until the promissory note is satisfied.

In accordance with ASC 805-10-25-13, the following table summarizes the fair values of the assets acquired as determined by our independent valuation analysis and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Net Fixed Assets	$68,000
Current Assets (excluding inventory)	7,456,000
Total Inventory (at Net Realizable Value)	60,000
Other Non-Current Assets	3,000
Trade Name	2,700,000
Customer Relationships	4,390,000
Goodwill	3,601,372
Total purchase price allocated	$18,278,372

On November 21, 2014, the Company completed the purchase of Bar Code Specialties, Inc. (“BCS”), a California company in the same industry of technology, software, and mobile data collection systems business. BCS also has a small label printing business to complement its data collection systems business.

The purchase price for the shares of BCS was $11,000,000, with a total purchase price consideration of $10,396,316, after a working capital adjustment based on the net working capital at the date of the acquisition. This was completed during February 2015, which will reduce the promissory note $603,684.

The consideration given to the shareholders of BCS were as follows:

$11,000,000 in promissory notes, convertible at $2.00 per share with payments due pro-rata to the promissory notes issued and outstanding in conjunction with the acquisition of Quest Marketing at a maximum of 35% of EBITDA. The promissory note bears interest at 1.89% per year.

The prior owners of BCS shall retain a security interest in the subsidiary until the promissory note is satisfied.

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$75,683
Accounts receivable, net	2,864,661
Other current assets	1,537,912
Other assets	548,311
Fixed assets, net	131,538
Goodwill	10,499,934
Accounts payable and accrued liabilities	(5,261,723)
Total purchase price allocated	$10,396,316

NOTE 5 – INVENTORY

At December 31, 2014 and 2013, inventories consisted of the following:

	2014	2013
Equipment held for resale	$45,011	$0
Raw Materials	44,216	-0-
Work in Progress	18,623
Finished goods	487,317	-0-
Clearing service	11,064	-0-
Total inventories	$606,231	$-0-

NOTE 6 – COST OF GOODS SOLD, RELATED PARTY

At the acquisition of Quest marketing, there $1,273,292 of related party prepaid expenses for insurance policies Quest Marketing previously maintains insurance policies with an insurance company for which the stockholders also own. The Company deemed this to be a related party and the insurance expenses paid during 2013 which was for 2014 coverage, while not a cash expense for 2014, was taken as an expense from January 2014 through November 2014. The amount of expense was $1,273,292 in prepaid expenses for insurance coverage, paid in 2013, for 2014 coverage. As of January 1, 2014, the Company will not be renewing any of these policies now that they have expired.

NOTE 7 – PREPAIDS

The Company currently has $191,498 of expenses that were prepaid as of December 31, 2014, which we expect to expense during 2015.

NOTE 8 – INTEREST AND LOAN RECEIVABLE

The Company entered into a corresponding line of credit for its supply chain in 2013. The line of credit for the importer was $100,000, with interest at 20% of funds advanced. The line of credit was guaranteed by the importer as well as the owner of the import company, personally. As of December 31, 2014 and December 31, 2013, the balance of the loan receivable was $0 and $78,733. This loan was settled during first quarter 2014 and the line of credit was closed.

NOTE 9 – INTELLECTUAL PROPERTY

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

On January 10, 2014, the Company came to terms on a settlement with its prior investment in the license and the related liquor brands. The Company concurrently canceled its consulting contract related to the liquor line and received back 1,765,000 of the shares that had previously been issued in conjunction with this venture.  This cancellation also removed the $2,000,000 promissory note related to the acquisition, as well as the $65,000 annual consulting contract with the Consultant and the corresponding 2,000,000 warrants issued as well. As of December 31, 2014, there are no amounts remaining due to this transaction.

During the period ending December 31, 2014, the company acquired four different licenses for technology. The licenses acquired are for (1) re-enforcing steel detection, (2) gun barrel detection, (3) air frame inspection, and (4) mining belt guard inspection. The cost of the first three licenses was $150,000 each with a 5% royalty on sales. The term of these licenses is 15 years each. A fourth license was acquired with minimum purchase requirements stated in the contract. There were sales or licensing activities and no royalties earned or payable as of December 31, 2014.

NOTE 10 – OPERATING LEASE COMMITMENTS

In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, OR 97402. The premises, consisting of approximately 7,000 square feet of warehouse/office space shall serve as the Company’s new headquarters. The lease provides for monthly payments of $3,837 through March 2013, and adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2 percent in any one year. The lease is due to expire March 2017.

The lease at the Company’s Ohio location, signed by Quest Marketing, Inc. in July 2011, provides for monthly payments of $2,587 through June 2012; and $2,691 thereafter. The lease is due to expire June 30, 2018.

The Company leases space at its corporate office in Henderson, Nevada at the rate of $850 per month. The lease is an annual lease renewable in December 2015.

The Company has a commercial real estate operating lease with the former owner and founder of BCS for the company’s BCS office and warehouse location in Garden Grove, CA. The following is a schedule of future minimum facility lease payments required under the related party operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2014.

Total rent expense at this location was $9,000 for the 40 days ending December 31, 2014.

SUMMARY OF OPERATING LEASE COMMITMENTS

The future minimum operating lease payments are as follows:

Years ending December 31,
2015	$155,091
2016	155,691
2017	156,292
2018	120,111
2019	108,000
Thereafter	324,000
Total	$1,019,185

NOTE 11 – OTHER LIABILITIES

In connection with the BCS acquisition the company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the company’s bank debt.

NOTE 12 – PROFIT SHARING PLAN

The company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The company is required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. Company safe harbor contributions were $98,066 for 2014. The BCS subsidiary also has a Safe Harbor plan within the requirements of ERISA that provides matching contributions equal to 100% of the employee deferred contribution up to 3% of the compensation, plus 50% of the deferred contributions that exceed 3% up to 5% of total participant compensation. The BCS matching contributions for the 40 days ending December 31, 2014 were $11,170.

NOTE 13 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013

Salaries and benefits	$917,079	$42,000
Line of Credit	1,819,345	97,000
Unearned revenue	288,342	0
Other liabilities	557,360	0

Total accrued expenses and other current liabilities	$3,582,126	$139,000

NOTE 14 – TERM DEBT / WELLS FARGO LINE OF CREDIT DETAILS

On December 31, 2014 the company entered into a 3 year, $8 million revolving line of credit agreement with Wells Fargo Bank (“WFB”) which provides for borrowings based on eligible trade accounts receivable, as defined in the WFB loan agreement dated December 31, 2014. The line is secured by trade accounts receivable and a first priority lien on substantially all of the assets of the company. All other debt of the company is subordinated to the bank line of credit. The line of credit allows the Company to cause the issuance of up to $500,000 of letters of credit on account of the Company, as defined in the loan agreement. No letters of credit were outstanding as of December 31, 2014.

As of December 31, 2014, the outstanding balance on the line of credit was approximately $1.819 million and the interest rate was computed based on the daily 3 month LIBOR rate plus the applicable margin as defined in the credit agreement or 3.50560%. The line of credit has a certain financial covenant and other non-financial covenants. As of December 31, 2014 the company was in compliance with all financial and non-financial covenants with the bank.

In connection with the new credit facility the company also entered into a 3 year purchasing card agreement with the bank that provides for quarterly cash rebates to the company based on the volume of purchases during the quarter. At December 31, 2014 there were no outstanding purchases on the card agreement with the bank. Additionally, the purchasing card agreement provides the company with a signing bonus paid in February 2015. The signing bonus will be recorded as deferred revenue and amortized into income from operations over the 36 month life of the purchasing card agreement. The signing bonus received contains certain performance thresholds, that if not met would require the company to return a pro rata portion of the purchasing card signing bonus to the bank at the end of the 3 year term. Based on current business projections the company believes the entire amount will be earned during the term of the agreement. In connection with the credit facility the company was responsible for the bank’s legal and audit costs and a $40,000 loan origination fee paid at closing. Total fees paid or accrued were $90,000, which have been capitalized at December 31, 2014 and will be amortized into expense over the 3 year term of the credit facility.

NOTE 15 – NOTES PAYABLE

Notes and loans payable consisted of the following:

	December 31, 2014	December 31, 2013

Note payable - acquisition of Quest / BCS	$24,408,825	$—
Note payable related to license agreement - canceled January 2014	—	2,000,000

Total notes payable	24,408,825	2,000,000
Less: debt discount	(3,200,000)	-
Less: current portion	(4,201,650)	(25,000)
Total long-term notes payable	$17,077,175	$1,975,000

As of December 31, 2014 and 2013, the Company record interest expense in connection with these notes in the amount of $51,806 and $142,222, respectively.

NOTE 16 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of December 31, 2014, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

COMMON STOCK

During the year ended December 31, 2013, the Company issued 6,990,000 shares of common stock to consultants for services valued at $536,300. Also during the year, the Company received back and canceled 1,000,000 shares of common stock from consultants noted above. Subsequent to year end, the Company received back an additional 1,765,000 shares of common stock from consultants and canceled those shares (see note below).

During the year ended December 31, 2013, the Company issued 146,329 shares of common stock to settle debts on the Company’s books valued at $23,236.

During the year ended December 31, 2013, the Company issued 1,814,263 shares of common stock to settled $320,263 of debts on the Company’s books.

During the year ended December 31, 2013, the Company issued 700,000 shares of common stock in relation to financing and valued at $116,000.

During the year ended December 31, 2013, the Company issued 1,800,000 shares of common stock to the CEO to cancel the 10,000,000 warrants at $0.01 which he owned.

During the year ended December 31, 2013, the Company issued 360,000 shares of common stock in relation to the acquisition of the Spirits line.

In January 2014, concurrent with the cancellation of the license agreement, the Company cancelled two consulting agreements previously entered into during April 2013, in which shares previously issued were returned in full to the Company. A total of 1,765,000 shares valued at $105,900 were returned and canceled in full settlement.

On March 1, 2014, the Company issued a total of 100,000 shares valued at $41,000 to the then Chief Operating Officer for services. During 2014, those shares were returned and canceled in exchange for agreement to compensate the individual with $30,000, deferred until successful completion of an equity fundraising.

On May 9, 2014, the company issued a total of 240,000 shares valued at $124,800 for marketing services.

On August 8, 2014, the company issued 250,000 shares of stock related to warrants which were exercised.

On September 25, 2014, the company sold 50,000 shares valued at $25,000.

On November 10, 2014, the Company issued 900,000 shares valued at $387,000 to settled $450,000 debt due to a related party.

In December 2014, the Company issued a total of 419,079 shares valued at $159,250 to settle various debts to officers.

Warrants and Options

During the first quarter of 2014, the Company issued warrants to executives of Quest Solution, Inc. with the following milestones:

When the Company reaches $35,000,000 in sales from the Quest Marketing subsidiary, 5,000,000 warrants at $1.00 per share vest and become exercisable. These warrants expire on January 9, 2016.

When the Company makes it to the NASDAQ or AMEX or larger exchange, 2,000,000 warrants at $3.00 per share vest and become exercisable. These warrants expire on January 9, 2017.

Additionally, when the combined Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives. This expires January 8, 2017.

On July 1, 2014, the Company issued a consultant a total of 200,000 warrants valued at $113,548 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 2 years; risk free interest rate of 0.47%; dividend yield of 0% and expected volatility of 283%. As of December 31, 2014 the agreement with this consultant had been canceled, a total of $14,194 had been recognized as expense.

On July 1, 2014, the Company issued an advisory board member a total of 200,000 warrants valued at $109,999 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.00, term of 4 years; risk free interest rate of 1.70%; dividend yield of 0% and expected volatility of 441%. As of December 31, 2014 a total of $13,750 had been recognized as expense.

During November 2014, with the acquisition of Bar Code Solutions, Inc., the Company granted two stock options to purchase an aggregate of 2,500,000 shares of common stock: (i) a time-vested options to purchase 1,500,000 shares based on the duration of the BCS stockholder’s service with the Company to that Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest in over the next four (4) years, with the first vesting of 12.5% of the balance at six (6) months from the date of issuance. (ii) a performance stock option to purchase 1,000,000 shares based on the achievement of specified revenue and net income milestones to an Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest after completion of nine (9) years of service with the Company or on having consolidated revenues greater than $45 million.

During November 2014, with the acquisition of Bar Code Solutions, Inc., the Company issued two service-based stock options to purchase 1,200,000 shares of Common Stock each. These Options vests with respect to 200,000 shares on November 20, 2014, and the balance will vest in a series of twenty (20) equal installments on the last day of each complete calendar quarter over the five (5)-year period commencing on December 31, 2014, subject to their continuous service with the Company. On November 20, 2014, the Company vested a total of 400,000 warrants valued at $183,662. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50, term of 5 years; risk free interest rate of 1.64%; dividend yield of 0% and expected volatility of 154%. As of December 31, 2014 a total value of these 400,000 had been recognized as expense.

During November 2014, with the acquisition of Bar Code Solutions, Inc., the Company issued two performance-based stock option to purchase 2,200,000 shares of Common Stock each. These options will vest and become exercisable for all of the shares on November 21, 2023, provided that the Executives remains in continuous service with the Company on such date. The shares subject to the option will vest as follows: (a) if Company achieves annual net revenues between $100 million and $150 million in any given year, an additional 200,000 shares shall immediately vest; (b) if the Company achieves net revenues between $150 million and $200 million in any given year, an additional 400,000 shares shall immediately vest; (c) if the Company achieves annual net revenues between $200 million and $300 million in any given year, an additional 600,000 shares shall immediately vest; and (d) if the Company achieves annual net revenues in excess of $300 million in any given year, an additional 1,000,000 shares shall immediately vest (until in each case the option is fully vested). In the event of any vesting event in (a) through (d) above where net income as a percentage of net revenues exceeds 10%, then the shares vesting on such event shall be increased by 50%. In the event net income as a percentage of net revenues for such year is less than 5%, then the shares vesting on such event shall be decreased by 50%.

Stock options/warrants - The following table summarizes information about options and warrants granted during the years ended December 31, 2014 and 2013:

	Number of Shares		Weighted Average Exercise Price

Balance, December 31, 2012	10,000,000		$0.01
Options/warrants granted	7,760,000		0.37
Options/warrants expired	—		—
Options/warrants cancelled, forfeited	(14,300,000)		0.03
Options/warrants exercised	—		—

Balance, December 31, 2013	3,460,000		0.73

Options/warrants granted	16,700,000	*	1.08	*
Options/warrants expired	__
Options/warrants cancelled, forfeited	(2,200,000	)*	1.00
Options/warrants exercised	(250,000)		0.01

Balance, December 31, 2014	17,710,000		0.94

Of the 16,700,000 warrants issued:

●	2,000,000 of the warrants are exercisable at $3.00 per share, these only vest when the company reached the NASDAQ or NYSE. These warrants expire January 9, 2017.

●	5,000,000 of the warrants are exercisable at $1.00 per share, these only vest when the Quest Marketing subsidiary as a stand alone entity reach $35,000,000 in sales. These warrants expire January 9, 2016.

●	400,000 of the warrants are exercisable at $1.00 per share by advisory board members. These warrants expire July 15, 2018. Of these warrants, 200,000 were canceled before year end.

●	9,300,000 of these options are exercisable at $0.50 per share, these vest over a 10 year period based on service or certain milestones being met.

●	During the year the company canceled 2,200,000 warrants with an exercise price of $1.00 per share that had been issued to consultants whose agreements were canceled.

NOTE 17 – LITIGATION

As of December 31, 2014, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 18 – RELATED PARTY TRANSACTIONS

The company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, footnote 8.

In connection with the BCS acquisition the company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the company on April 30, 2015. The company recorded the fair market value of this earn out receivable at $350,000 as of the acquisition date by Quest Solution.

As of December 31, 2014, the Company owes $67,000 to an entity controlled by the now CFO for services provided to BCS prior to its acquisition in November 2014.

On November 10, 2014, the Company issued 900,000 shares valued at $387,000 to settle $450,000 debt due to a related party.

In December 2014, the Company issued a total of 419,079 shares valued at $159,250 to settle various debts to officers.

Additional related party transactions discussed in Notes 15 (Notes Payable) and 16 (Stockholder’s Equity).

NOTE 19 – INCOME TAX

During the twelve months ended December 31, 2014, the Company recognized a tax benefit of $1,299,417 related to the reversal of a portion of a portion of the valuation allowance recorded on the deferred tax asset resulting from cumulative net operating loss carryforwards as a result of the acquisition of Quest Marketing, Inc. on January 9, 2014 and of Bar Code Specialties on November 21, 2014. Management’s analysis of the future use of the currently existing cumulative net operating loss carryforwards determined that it is more likely than not that a portion will be utilized prior to expiration. Accordingly, the valuation allowance on the deferred tax asset was reduced by 33% during the period ended December 31, 2014, and a tax benefit recognized.

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at December 31, 2014.

The Company reported no uncertain tax liability as of December 31, 2014 and expects no significant change to the uncertain tax liability over the next twelve months.

As of December 31, 2014 and 2013, the Company had a net operating loss (NOL) carryforward of approximately $11,581,254 adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2021.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2014	2013
Deferred tax assets	3,937,626	3,937,626
Valuation allowance	(2,638,210)	(3,937,626)
Total deferred tax assets	$1,299,417	$-

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $2,638,210 and $3,937,626, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized for at least 33% of the deferred tax asset as of December 31, 2014 and not realized as of December 31, 2013, and recorded a full valuation allowance. As the Company continues its integration process of Quest Marketing, Inc. and Bar Code Specialties, Inc., the Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2014 and 2013:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

NOTE 20 – SUBSEQUENT EVENTS

On February 26, 2015, Ian McNeil was added to the board of directors of the Company. Mr. McNeil was granted options for 36,000 shares to vest over a three (3) year term and compensation of $12,000 per year.

The company has reviewed all relevant data and other than above, no material subsequent items have occurred.

