Form 10-Q
period 2015-03-31
Quest Solution, Inc.
filed 2015-05-15
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

QUEST SOLUTION, INC

(Exact name of small business issuer as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2580 Anthem Village Drive

Henderson, NV 89052

(Address of principal executive offices) (Zip Code)

(702) 399-9777

(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]

Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]

Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [  ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,129,495 shares of common stock, $0.001 par value, as of May 1, 2015.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

(F.KA. AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$277,432	$233,741
Accounts receivable, net of allowances of $52,9244 and $62,800, respectively	8,511,074	9,099,229
Inventory	502,964	606,231
Prepaid expenses	296,753	191,498
Other current assets	389,657	377,060
Total current assets	9,977,880	10,507,759

Fixed assets, net of accumulated depreciation of $3,062,903 and $1,781,086, respectively	189,600	206,662
Deferred tax asset	1,299,417	1,299,417
Goodwill	14,101,306	14,101,306
Trade name	2,700,000	2,700,000
Intangibles, net	464,058	466,870
Customer Relationships	4,390,000	4,390,000
Other assets	309,946	317,304

Total assets	$33,432,207	$33,989,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$6,032,839	$7,406,146
Accounts payable and accrued liabilities, related party	-	51,806
Line of credit	2,513,940	1,819,345
Advances, related party	47,776	50,000
Accrued payroll and sales tax	1,581,655	917,079
Deferred revenue, net	827,228	-
Current portion of note payable	300,000	310,000
Notes payable, related parties, current portion	3,601,650	4,201,650
Other current liabilities	189,000	845,327
Total current liabilities	15,094,088	15,601,353

Long term liabilities
Note payable, related party, net of debt discount	17,372,975	17,007,175
Deferred tax liability	29,783	29,783
Other long term liabilities	144,173	157,495
Total liabilities	32,641,019	32,795,806

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 3,500,000 shares outstanding as of March 31, 2015 and December 31, 2014, respectively.	500	500
Common stock; $0.001 par value; 100,000,000 shares authorized; 35,029,495 and 35,029,495 shares outstanding of March 31, 2015 and December 31, 2014, respectively.	35,029	35,029
Additional paid-in capital	17,919,897	17,900,139
Accumulated (deficit)	(17,164,238)	(16,742,156)
Total stockholders' equity (deficit)	791,188	1,193,512
Total liabilities and stockholders' equity	$33,432,207	$33,989,318

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.KA. AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months
	ending March 31,
	2015	2014
Revenues
Gross Sales	$10,712,016	$9,650,265
Less sales returns, discounts, & allowances	(36,046)	(28,105)
Total Revenues	10,675,970	9,622,160

Cost of goods sold
Cost of goods sold	8,281,365	7,287,323
Cost of goods sold, related party	-	347,261
Total costs of goods sold	8,281,365	7,634,584

Gross profit	2,394,605	1,987,576

Operating expenses
General and administrative	1,012,444	245,155
Salary and employee benefits	1,324,432	1,381,716
Depreciation and amortization	25,496	7,894
Stock compensation	38,624	24,499
Professional fees	88,480	129,775
Total operating expenses	2,489,476	1,789,039

Income (loss) from operations	(94,871)	198,537

Other income (expenses):
Gain on debt settlement	-	151,949
Loss on license settlement	-	(93,578)
Loss on note receivable settlement	-	(18,995)
Taxes	113	-
Interest expense	(395,272)	(600)
Other expenses	(392)	-
Other income	68,340	9,106
Total other income (expenses)	(327,211)	47,882

Net Income Before Income Taxes	(422,082)	246,419

(Provision) Benefit for Income Taxes
Deferred	-	-
Current	-	-

Net income (loss)	$(422,082)	$246,419

Net income (loss) per share - basic	$(0.01)	$0.01
Net income (loss) per share - diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding - basic	35,029,495	33,362,776
Weighted average number of common shares outstanding - diluted	39,971,337	34,630,416

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

(F.KA. AMERIGO ENERGY, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months
	ending March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(422,082)	$246,419
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation - shares for services	(38,075)	3,417
Warrants granted	19,758	10,247
Gain on license	-	93,578
Loss on cancelled shares	-	(105,901)
Debt discount accretion	200,000	-
Depreciation and amortization	3,519	1,519
Loss on receivable settlement	-	(37,491)
Loss on note receivable settlement	-	18,995
Interest expense	(344,036)	-
Bad debt expense	-	1,559
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	588,155	(896,858)
(Increase) / decrease in prepaid	(77,465)	79,949
(Increase) / decrease in prepaid, related party	-	347,262
(Increase) / decrease in inventory	103,267	-
(Increase) / decrease in customer deposit	4,775	1,463
Increase / (decrease) in accounts payable and accrued liabilities	(721,397)	(632,738)
(increase) in deferred expenses	-
increase in deferred revenues, net	827,228
Increase / (decrease) in accounts payable and accrued liabilities, related party	-	(23,703)
(Increase) / decrease in salary payable, related party	-	45,000
(decrease) in other assets	3,458
(Increase) / decrease in other liabilities	(15,545)	189,635
Increase / (decrease) in advances from related party	-	112
Net cash provided by (used in) operating activities	(131,560)	(657,536)

Cash flows from investing activities:
(Purchase of) cash from acquisitions	-	1,950,120
Change in other assets	-	12,499
(Purchase of) Sale of property and equipment	13,543	-
Net cash provided by (used in) investing activities	13,543	1,962,619

Cash flows from financing activities:
Proceeds from loan receivable	-	78,000
Proceeds from note receivable	-	4,500
Proceeds (payment) on line of credit	694,595	(60,000)
Proceeds (payment) from notes/loans payable	(786,007)	(775,000)
Payment on loans payable	(10,000)	-
Net cash provided by (used in) financing activities	(101,412)	(752,500)

Net (decrease) increase in cash	43,691	552,583
Cash, beginning of period	233,741	13,302
Cash, end of period	$277,432	$565,885

Cash paid for interest	$34,708	$-
Cash paid for taxes	$79,484	$-
Supplementary cash flow information:
Stock issued for services	-	$41,900
Warrants issued	72,000	$368,878

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC

(FKA AMERIGO ENERGY, INC.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation and Bar Code Specialties, Inc., (“BCS”) a California Corporation. BCS was acquired on November 21, 2014, and as such the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. The company’s currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Quest Solution, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. At March 31, 2015 and December 31, 2014, accounts receivable 90 days past due totaled $292,021 and $118,913, respectively. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $ 59,123 and $66,215 for the period ending March 31, 2015 and December 31, 2014, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 10 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for period ending March 31, 2015 and December 31, 2014 was $19,351 and $16,222, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending March 31, 2015 and December 31, 2014 was $2,812 and $9,376, respectively.

	March 31, 2015	December 31, 2014
Software	$1,276,524	$1,276,524
Licenses	450,000	450,000
Accumulated amortization	(1,262,465)	(1,259,653)
Intangibles, net	$464,059	$466,871

Total expected amortization expense for the next 2 years are as follows:

Years ending December 31,
2015	8,968
2016	7,902
Total	$16,870

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

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs for purchases of raw materials and freight out net of freight charged to customers as cost of goods sold. Total delivery costs for the period ending March 31, 2015 and March 31, 2014 were $64,262 and $39,126, respectively.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the period ending March 31, 2015 and March 31, 2014, the Company spent $77,410 (marketing, trade show and store front expense) and 61,343 on advertising, net of co-operative rebates, respectively.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the period earned.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of March 31, 2015 and December 31, 2014 were 35,029,495 and 33,362,776, respectively.

The fully diluted number of 39,971,337, includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $2,656,382 in debt) and $2.00 per share (for $1,962,382 in debt). Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at March 31, 2015.

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

NOTE 2 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Wells Fargo Bank, which is an FDIC insured institution. Based on these facts, collectability of bank balances appears to be adequate.

For the quarter and year ending March 31, 2015 and March 31, 2014, one customer accounted for 5% and another customer in 2013 accounted for 13% of the Company’s revenues, respectively.

Accounts receivable at March 31, 2015 and December 31, 2014 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 8% and another customer 34% of the trade accounts receivable balances at March 31, 2015 and December 31, 2014, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at March 31, 2015 and December 31, 2014. One vendor made up 50% and 82%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at March 31, 2015 and December 31, 2014, respectively.

NOTE 3 – ACQUISITION OF QUEST MARKETING, INC AND BAR CODE SPECIALTIES, INC.

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

These promissory notes are recorded net of a debt discount of $4,000,000, which is being accreted to interest expense at $800,000 per year or $200,000 per quarter.

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

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$75,683
Accounts receivable, net	2,864,661
Other current assets	1,537,912
Other assets	548,311
Fixed assets, net	131,538
Goodwill	10,499,934
Accounts payable and accrued liabilities	(5,261,723)
Total purchase price allocated	$10,396,316

NOTE 4 – INVENTORY

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014
Equipment held for resale	$74,393	$45,011
Raw Materials	63,106	44,216
Work in Progress	0	18,623
Finished goods	365,465	487,317
Clearing service	(500)	11,064
Total inventories	$502,964	$606,231

NOTE 5 – COST OF GOODS SOLD, RELATED PARTY

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

For the 3 months ended March 31, 2014, the Company recorded $347,261 of expense related to this, as opposed to $0 recorded during the 3 months ended March 31, 2015.

NOTE 6 – PREPAIDS

The Company currently has $296,753 and $191,498 of expenses that were prepaid as of March 31, 2015 and December 31, 2014, respectively which we expect to expense during 2015.

NOTE 7 – INTELLECTUAL PROPERTY

On January 10, 2014, the Company came to terms on a settlement with its prior investment in a license and the related liquor brands. The Company concurrently canceled its consulting contract related to the liquor line and received back 1,765,000 of the shares that had previously been issued in conjunction with this venture. This cancellation also removed the $2,000,000 promissory note related to the acquisition, as well as the $65,000 annual consulting contract with the Consultant and the corresponding 2,000,000 warrants issued as well. As of December 31, 2014, there are no amounts remaining due to this transaction.

During the period ending December 31, 2014, the company acquired four different licenses for technology. The licenses acquired are for (1) re-enforcing steel detection, (2) gun barrel detection, (3) air frame inspection, and (4) mining belt guard inspection. The cost of the first three licenses was $150,000 each with a 5% royalty on sales. The term of these licenses is 15 years each. A fourth license was acquired with minimum purchase requirements stated in the contract. There were no sales or licensing activities and no royalties earned or payable as of March 31, 2015.

NOTE 8 – OPERATING LEASE COMMITMENTS

In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, OR 97402. The premises, consisting of approximately 7,000 square feet of warehouse/office space shall serve as the Company’s headquarters. The lease provides for monthly payments of $3,837 through March 2013, and adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2 percent in any one year. The lease is due to expire March 2017.

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

Total rent expense at the Garden Grove, CA location was $9,000 per month or $27,000 for the three months ending March 31, 2015.

SUMMARY OF OPERATING LEASE COMMITMENTS

The future minimum operating lease payments are as follows:

As of March 31,
2015
2015	$116,318
2016	187,257
2017	152,033
2018	140,292
2019	108,000
2020	108,000
Thereafter	117,000
Total	$928,900

NOTE 9 – OTHER LIABILITIES

In connection with the BCS acquisition the company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the company’s bank debt.

NOTE 10 – PROFIT SHARING PLAN

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

The BCS subsidiary also has a Safe Harbor plan within the requirements of ERISA that provides matching contributions equal to 100% of the employee deferred contribution up to 3% of the compensation, plus 50% of the deferred contributions that exceed 3% up to 5% of total participant compensation. The BCS matching contributions for the three months ending March 31, 2015 were $15,784.

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2015	December 31, 2014

Salaries and benefits	$817,766	$917,079
Unearned deferred revenue, net	827,228	288,342
Other liabilities	763,889	557,360

Total accrued expenses and other current liabilities	$2,296,366	$1,762,781

The Company has adopted a policy related to the monthly reoccurring revenue on the sale of service contracts. This amounted to approximately $827,228 of additional gross margin sold in the 1st quarter of 2015 which will be amortized over the respective life of the service contracts. These agreements generally have a life of 1-5 years and are being recognized over the actual term of the contract.

Other liabilities are made up of $281,755 of sales tax payable, $105,546 of profit sharing and flexible spending liability from prior year, as well as $218,650 of sales commission payable and $157,937 of other liabilities.

NOTE 12 – TERM DEBT / WELLS FARGO LINE OF CREDIT DETAILS

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

As of March 31, 2015, the outstanding balance on the line of credit was approximately $2,504,213 and the interest rate was computed based on the daily 3 month LIBOR rate plus the applicable margin as defined in the credit agreement or 3.52075%. The line of credit has certain financial and other non-financial covenants that are measured and reported monthly to the bank. The Company is currently working with the bank to adjust the financial and non-financial covenants which will allow for more borrowing capacity on the line of credit and flexibility for operations.

In connection with the new credit facility the company also entered into a 3 year purchasing card agreement with the bank that provides for quarterly cash rebates to the company based on the volume of purchases during the quarter. At March 31, 2015 there was $ 693,788 on the card agreement with the bank. Additionally, the purchasing card agreement provides the company with a signing bonus paid in February 2015. The signing bonus will be recorded as deferred revenue and amortized into income from operations over the 36 month life of the purchasing card agreement. The signing bonus received contains certain performance thresholds, that if not met would require the company to return a pro rata portion of the purchasing card signing bonus to the bank at the end of the 3 year term. Based on current business projections the company believes the entire amount will be earned during the term of the agreement. In connection with the credit facility the company was responsible for the bank’s legal and audit costs and a $40,000 loan origination fee paid at closing. Total fees paid or accrued were $90,000, which have been capitalized at December 31, 2014 and will be amortized into expense over the 3 year term of the credit facility.

NOTE 13 – NOTES PAYABLE

Notes and loans payable consisted of the following:

	March 31, 2015	December 31, 2014

Note payable - acquisition of Quest / BCS	$23,808,825	$24,408,825
Accrued interest	165,800	—

Total notes payable	23,974,625	24,408,825
Less: debt discount	(3,000,000)	(3,200,000
Less: current portion	(3,601,650)	(4,201,650)
Total long-term notes payable	$17,372,975	$17,077,175

As of March 31, 2015 and December 31, 2014, the Company recorded interest expense in connection with these notes in the amount of $81,337 and $51,806, respectively.

NOTE 14 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of March 31, 2015, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

COMMON STOCK

There were no shares of stock issued during the first quarter of 2015.

Warrants and Options

On February 26, 2015, the Company issued two board of directors a total of 72,000 warrants valued at $19,758 for their service.  The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.43, term of 3 years; risk free interest rate of 1.04%; dividend yield of 0% and expected volatility of 104%.

NOTE 15 – LITIGATION

As of March 31, 2015, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16 – RELATED PARTY TRANSACTIONS

The company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, footnote 8.

In connection with the BCS acquisition the company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the company on April 30, 2015. Prior to the merger with Quest, BCS recorded a 50% valuation reserve to the fair market value of this earn out receivable as of the acquisition date by Quest Solution.

As of March 31, 2015, the Company owes $67,000 to an entity controlled by the CFO for services provided to BCS prior to its acquisition in November 2014.

Additional related party transactions discussed in Notes 13 (Notes Payable) and 14 (Stockholder’s Equity).

NOTE 17 – SUBSEQUENT EVENTS

On May 1, 2015, the Board of Directors, appointed Robert F. Shepard to the Board to fill a vacancy on the Board.

In connection with his appointment to the Board, Mr. Shepard will receive (i) $3,000 per quarter as Board compensation and (ii) stock options for 36,000 shares of common stock, par value $0.001 per share (the “Common Stock”) granted at the Company’s current stock price, which vest over a three-year term.

On May 1, 2015, Jason F. Griffith resigned as the Chief Executive Officer of the Company and Chairman of the Board, effective immediately.

Simultaneous with Mr. Griffith’s resignation, the Company and Mr. Griffith entered into that certain First Amendment to Employment Agreement (the “Griffith Employment Agreement Amendment”) to Mr. Griffith’s Employment Agreement, dated November 20, 2014 (the “Griffith Employment Agreement”). Pursuant to the terms of the Griffith Employment Agreement Amendment, Mr. Griffith was appointed as the Company’s Executive Vice President of Strategy and Acquisitions.

Additionally, the Griffith Employment Agreement called for the Company to acquire a key man life insurance policy before December 31, 2014; the Griffith Employment Agreement Amendment eliminated this clause. Concurrently, Mr. Griffith retains a right of first refusal to assume the policy should the Company cease to maintain such policy. Should Mr. Griffith resign from his position with the Company, he has the right to assume the policy at the then fair market value.

On May 1, 2015, Scot Ross, a current member of the Board and Chief Financial Officer of the Company, resigned as a member of the Board, effective immediately. Mr. Ross will continue in his role as Chief Financial Officer of the Company.

Simultaneous with Mr. Ross’ resignation from the Board, the Company and Mr. Ross entered into that certain First Amendment to Employment Agreement (the “Ross Employment Agreement Amendment”) to Mr. Ross’ Employment Agreement, dated November 20, 2014 (the “Ross Employment Agreement”). The Ross Employment Agreement called for the Company to acquire a key man life insurance policy before December 31, 2014; the Ross Employment Agreement Amendment eliminated this clause. Concurrently, Mr. Ross retains a right of first refusal to assume the policy should the Company cease to maintain such policy. Should Mr. Ross resign from his position with the Company, he has the right to assume the policy at the then fair market value.

On May 1, 2015, Thomas Miller, current member of the Board, became the Chairman of the Board and was appointed as Chief Executive Officer of the Company.

Simultaneous with Mr. Miller’s appointment as Chief Executive Officer of the Company, the Company and Mr. Miller entered into an Employment Agreement, dated May 1, 2015 (the “Miller Employment Agreement”). The Miller Employment Agreement has an initial term of two (2) years (the “Term”). Mr. Miller’s employment with the Company shall continue until the earlier of (i) the end of the Term, or (ii) until Mr. Miller’s cessation of employment with the Company for any reason or without reason (the “Employment Period”). Mr. Miller’s initial base salary shall be $200,000 per year. Mr. Miller shall receive (i) a one-time sign-on bonus of 100,000 shares of restricted Common Stock and (ii) a performance bonus based on the Company’s operational and financial performance.

During the Employment Period, Mr. Miller’s employment with the Company shall be at-will and may be terminated by either the Company or Executive at any time, and for any reason. In the event the Company terminates Mr. Miller’s employment with the Company prior to the expiration of the Employment Period for any reason or in the event Mr. Miller resigns from the Company voluntarily, then the Company shall pay to Mr. Miller the Separation Benefits (as that term is defined in the Miller Employment Agreement. In the event Mr. Miller voluntarily resigns for Good Reason (as defined in the Miller Employment Agreement) or the Company terminates Mr. Miller’s employment for any reason other than for Cause (as defined in the Miller Employment Agreement), then the Company shall pay to Mr. Miller the Termination Benefits (as defined in the Miller Employment Agreement).

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q, including exhibits, under the Securities Act. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward- looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 9, 2015.

Introduction

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

3

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

In November 2014, the company acquired 100% of the shares of Bar Code Specialties, Inc. (“BCS”) located in Southern California. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Since the combination of the two companies, the company has been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2015 and 2014, the company generated net revenues in the amount of $10,675,970 and $9,622,160, respectively, the increase is attributable to the acquisition of BCS in November 2014.

The Company has adopted a policy related to the monthly reoccurring revenue on the sale of service contracts. This amounted to approximately $827,228 of additional gross margin sold in the 1st quarter of 2015 which will be amortized over the respective life of the service contracts. These agreements generally have a life of 1-5 years and are being recognized over the actual term of the contract.

Cost of Goods Sold

For the three months ended March 31, 2015 and 2014, the company recognized a total of $8,281,365 and $7,634,584. The increase is attributable to the increased sales and the BCS acquisition in November 2014.

For the 3 months ended March 31, 2014, the Company recorded $347,261 of cost of goods sold, related party expense, as opposed to $0 recorded during the 3 months ended March 31, 2015. There was no related party cost of goods sold in 2015 as the company did not renew those agreements.

Operating expenses

Total operating expense for the three months ended March 31, 2015 and 2014 recognized was $2,489,476 and $1,789,039, respectively the increase is attributable to the BCS acquisition.

General and administrative expenses for the three months ended March 31, 2015 and 2014 totaled $1,012,444 and $245,155 during the comparable three month period. The increase is primarily the result of an increase in business activities related to the BCS acquisition as well as the reallocation of resources.

Salary and employee benefits for the three months ended March 31, 2015 totaled $1,324,432 as compared to $1,381,716 for the three months ended March 31, 2014. The decrease is related to the reallocation of resources since the BCS acquisition.

Stock compensation for the three months ended March 31, 2015 were $38,624 as compared to $24,499 for the three months ended March 31, 2014. The increase was related to the company issuing stock for services during the period.

Professional fees for the three months ended March 31, 2015 were $88,480 as compared to $129,775 for the three months ended March 31, 2014. The decrease was related to the decrease of professional accounting, consulting and legal services that were used by firms outside the company.

4

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2015 totaled $ 395,272, including $200,000 of OID discount on the Quest subordinated debt, as compared to $600 for the three months ended March 31, 2014. The increase is directly related to accrued interest associated with the BCS acquisition and the OID discount charge relating to the outstanding balances on the Quest Acquisition subordinated debt.

Net income (loss) attributable to common stock

The company realized a net loss of $422,082 for the three months ended March 31, 2015, compared to a net income of $246,419 for the three months ended March 31, 2014, a decrease of $668,500. The decrease in net income is attributable to $395,272 of interest expense ($200,000 of which was debt discount on the accretion of promissory note), as well as the additional costs incurred related to the acquisition in November 2014.

Liquidity and capital resources

At March 31, 2015, we had cash in the amount of $277,432 and a working capital deficit of $5,116,208. In addition, our stockholders’ equity was $791,188 at March 31, 2015 and $1,193,512 at December 31, 2014.

Our accumulated deficit increased from $16,742,156 at December 31, 2014 to $17,164,238 at March 31, 2015.

Our operations resulted in net cash provided of $131,560 during the three months ended March 31, 2015, compared to cash used of $657,536 during the three months ended March 31, 2014, an increase of $789,096. This is predominantly attributable to the net cash provided by deferred revenue of $827,228 and our increased collection of receivables due to the larger company with the acquisition of BCS in November 2014.

Net cash provided by investing activities was $13,543 for the three months ended March 31, 2015, compared to net cash provided of $1,962,619 for the three months ended March 31, 2014, a decrease of $1,949,076. The large decrease was attributable to in March 2014 we acquired Quest Marketing, Inc. and in the first quarter 2015 we did not have an acquisition.

Our financing activities used net cash of $101,412 during the three months ended March 31, 2015, compared to net cash used of $752,500 during the three months ended March 31, 2014, a decrease of $651,088. The decrease is attributable to the proceeds from our line of credit of $694,595.

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

5

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer Thomas Miller.

Mr. Miller serves as our principal executive officer. The Company utilizes a third party to assist in the financial statement preparation for the auditor and our wholly owned subsidiary has an accounting team to prepare the financials at that level.

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

CONCLUSIONS

Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports that we file pursuant to the Exchange Act are recorded, processed, summarized, and reported in such reports within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2015

By:	/s/ Thomas Miller
Thomas Miller
Chief Executive Officer

7