Form 10-Q
period 2015-06-30
Quest Solution, Inc.
filed 2015-08-13
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,616,495 shares of common stock, $0.001 par value, as of August 11, 2015.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$322,317	$233,741
Accounts receivable, net of allowances of $35,990 and $62,800, respectively	10,109,443	9,099,229
Inventory	383,350	606,231
Prepaids	669,887	191,498
Other current assets	167,958	377,060
Total current assets	11,652,955	10,507,759

Fixed assets, net of accumulated depreciation of $1,818,516 and $1,781,086, respectively	173,152	206,662
Deferred tax asset	1,299,417	1,299,417
Goodwill	14,101,306	14,101,306
Trade name	2,700,000	2,700,000
Intangibles, net	458,435	466,870
Customer Relationships	4,390,000	4,390,000
Other assets	593,308	317,304

Total assets	$35,368,573	$33,989,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,564,562	$7,406,146
Accrued interest and liabilities, related party	278,770	51,806
Line of credit	1,718,128	1,819,345
Advances, related party	400,000	50,000
Accrued payroll and sales tax	1,661,789	917,079
Deferred revenue, net	804,584	297,277
Current portion of note payable	150,000	310,000
Notes payable, related parties, current portion	2,799,226	4,201,650
Other current liabilities	403,608	548,425
Total current liabilities	16,780,667	15,601,353

Long term liabilities
Note payable, related party, net of debt discount	17,076,599	17,007,175
Deferred tax liability	-	29,783
Other long term liabilities	314,453	157,495
Total liabilities	34,171,719	32,795,806

Stockholders’ equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 500,000 shares outstanding as of June 30, 2015 and December 31, 2014, respectively.	500	500
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,616,495 and 35,029,495 shares outstanding of June 30, 2015 and December 31, 2014, respectively.	36,616	35,029
Additional paid-in capital	18,609,425	17,900,139
Accumulated (deficit)	(17,449,687)	(16,742,156)
Total stockholders’ equity	1,196,854	1,193,512
Total liabilities and stockholders’ equity	$35,368,573	$33,989,318

The accompanying unaudited notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the six months
	ending June 30,		ending June 30,
	2015	2014	2015	2014
Revenues
Gross Sales	$13,731,186	$7,516,700	$24,443,202	$17,166,965
Less sales returns, discounts, & allowances	(173,571)	(82,454)	(209,617)	(110,559)
Total Revenues	13,557,615	7,434,246	24,233,585	17,056,406

Cost of goods sold
Cost of goods sold	10,226,805	5,726,660	18,508,170	13,013,983
Cost of goods sold, related party	-	347,262	-	694,523
Total costs of goods sold	10,226,805	6,073,922	18,508,170	13,708,506

Gross profit	3,330,810	1,360,324	5,725,415	3,347,900

Operating expenses
General and administrative	795,026	255,538	1,807,520	500,693
Salary and employee benefits	1,854,620	1,261,297	3,179,052	2,643,013
Depreciation and amortization	20,368	2,928	45,864	10,822
Stock compensation	420,253	5,586	458,877	30,085
Professional fees	108,083	137,989	196,563	267,764
Total operating expenses	3,198,400	1,663,338	5,687,876	3,452,377

Income (loss) from operations	132,410	(303,014)	37,539	(104,477)

Other income (expenses):
Gain on debt settlement	-	-	-	151,949
Loss on license settlement	-	-	-	(93,578)
Loss on note receivable settlement	-	-	-	(18,995)
Taxes	(64,322)	-	(64,209)	-
Interest expense	(342,794)	(400)	(738,066)	(1,000)
Other expenses	(38,093)	-	(38,485)	-
Other income	27,350	41,109	95,690	50,215
Total other income (expenses)	(417,859)	40,709	(745,070)	88,591

Net Loss Before Income Taxes	(285,449)	(262,305)	(707,531)	(15,886)

(Provision) Benefit for Income Taxes
Deferred	-	-	-	-
Current	-	-	-	-

Net income (loss)	$(285,449)	$(262,305)	$(707,531)	$(15,886)

Net income (loss) per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.00)
Net income (loss) per share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic	35,414,484	35,510,416	35,224,128	33,385,416
Weighted average number of common shares outstanding - diluted	40,219,637	35,510,416	40,219,637	33,385,416

The accompanying unaudited notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months
	ending June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(707,531)	$(15,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation - shares for services	434,119	20,800
Warrants granted	19,758	13,663
License settlement	-	93,578
Loss on cancelled shares		(105,901)
Debt discount accretion	400,000	-
Depreciation and amortization	45,864	1,473
Loss on receivable settlement		(37,491)
Loss on note receivable settlement		18,995
Bad debt expense		1,559
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(1,010,214)	(975,866)
(Increase) / decrease in prepaid	(404,523)	66,131
(Increase) / decrease in prepaid, related party	-	694,523
(Increase) / decrease in inventory	222,881	-
(Increase) / decrease in customer deposit	5,275	(2,007)
Increase / (decrease) in accounts payable and accrued liabilities	1,758,310	333,627
increase in deferred revenues, net	507,307	-
Increase / (decrease) in accrued interest and liabilities, related party	226,964	(25,808)
(Increase) / decrease in salary payable, related party		90,000
(Increase) / decrease in other liabilities	127,175	62,249
Increase / (decrease) in advances from related party	-	112
Net cash provided by (used in) operating activities	1,625,385	233,751

Cash flows from investing activities:
(Purchase of) cash from acquisitions	-	1,950,120
Change in other assets	(71,802)	4,262
(Purchase of) Sale of property and equipment	(20,789)	-
Net cash provided by (used in) investing activities	(92,591)	1,954,382

Cash flows from financing activities:
Proceeds from loan receivable	-	78,000
Proceeds from note receivable	-	4,500
Proceeds from notes payable	350,000
Proceeds (payment) on line of credit	(101,217)	(60,000)
Repayment of notes/loans payable	(1,893,000)	(1,325,000)
Proceeds from shares sold	200,000	-
Net cash provided by (used in) financing activities	(1,444,217)	(1,302,500)

Net (decrease) increase in cash	88,576	885,633
Cash, beginning of period	233,741	13,302
Cash, end of period	$322,317	$898,935

Cash paid for interest	$34,708	$-
Cash paid for taxes	$49,484	$-
Supplementary cash flow information:
Stock issued for services	$294,614	$41,900
Stock options vested during period	$139,505	$-
Warrants issued	$19,758	$13,663

 The accompanying unaudited notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon corporation and Bar Code Specialties, Inc., (“BCS”) a California corporation. BCS was acquired on November 21, 2014, and the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. The companies currently operate as a single business unit under the Quest Solution brand. All material intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Quest Solution, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. At June 30, 2015 and December 31, 2014, accounts receivable 90 days past due totaled $643,012 and $118,913, respectively. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $35,990, and $66,215 for the period ending June 30, 2015 and December 31, 2014, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 10 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for period ending June 30, 2015 and December 31, 2014 was $37,429 and $16,222, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The intangible assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending June 30, 2015 and December 31, 2014 was $8,436 and $9,376, respectively.

	June 30, 2015	December 31, 2014
Software	$1,276,524	$1,276,524
Licenses	450,000	450,000
Accumulated amortization	(1,268,089)	(1,259,654)
Intangibles, net	$458,435	$466,870

Total expected amortization expense for the next 2 years are as follows:

Years ending December 31,
2015	8,435
2016	16,845
Total	$25,280

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

DEFERRED FINANCING COSTS

Deferred Financing Costs incurred by the Company in connection with the issuance of debt and the bank credit facility are deferred and amortized to interest expense over the life of the underlying indebtedness using the straight line method.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs for purchases of raw materials and freight out net of freight charged to customers as a component of cost of goods sold. Total delivery costs for the three months ending June 30, 2015 and June 30, 2014 were $25,066 and $654 respectively.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the three months ending June 30, 2015 and June 30, 2014, the Company spent $51,487 (marketing, trade show and store front expense) and $47,797 on advertising, net of co-operative rebates, respectively.

The Company received rebates from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the period earned.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

REVENUE RECOGNITION

Recurring technology, deferred maintenance service agreements and contract service revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of our solution to manage our customers’ communications expenses, as well as fees for perpetual software licenses, professional services and products sold.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of June 30, 2015 and December 31, 2014 were 35,414,484 and 33,362,776, respectively.

The fully diluted number of 40,219,637, includes the potential of the existing senior subordinated debt holders converting a portion of their debt into common shareholder equity at $1.00 per share (for $2,656,382 in debt) and $2.00 per share (for $1,962,382 in debt). Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at June 30, 2015.

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

For the quarter and year ending June 30, 2015 and December 31, 2014, one customer accounted for 12.7% and another customer in 2014 accounted for 16% of the Company’s net revenues, respectively.

Accounts receivable at June 30, 2015 and December 31, 2014 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 14% and another customer 34% of the trade accounts receivable balances at June 30, 2015 and December 31, 2014, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at June 30, 2015 and December 31, 2014. One vendor made up 74% and 82%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at June 30, 2015 and December 31, 2014, respectively.

NOTE 3 – INVENTORY

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014
Equipment held for resale	$85,324	$45,011
Raw Materials	133,167	44,216
Work in Progress	101,826	18,623
Finished goods	63,033	487,317
Clearing service	0	11,064
Total inventories	$383,350	$606,231

NOTE 4 – COST OF GOODS SOLD, RELATED PARTY

At the acquisition of Quest Marketing on January 1, 2014, there was $1,273,292 of related party prepaid expenses for business related insurance policies Quest Marketing previously maintained insurance policies with an insurance company for which the stockholders also own. The Company deemed this to be a related party and the insurance expenses paid during 2013 which was for 2014 coverage while not a cash expense for 2014, was taken as an expense from January 2014 through November 2014. The amount of expense was $1,273,292 in prepaid expenses for insurance coverage, paid in 2013, for 2014 coverage. As of January 1, 2014, the Company did not be renew any of these policies now that they have expired.

For the six months ended June 30, 2014, the Company recorded $347,261 of expense related to this, as opposed to $0 recorded during the six months ended June 30, 2015.

NOTE 5 – PREPAIDS

The Company currently has $669,887 and $191,498 of expenses that were prepaid as of June 30, 2015 and December 31, 2014, respectively which we expect to expense during 2015. The Company issued shares of restricted common stock to consultants during the quarter, for which $293,232 of the expense is in prepaid expense and to be expensed over the course of the remainder of the 12 month contracts.

NOTE 6 – OTHER LIABILITIES

In connection with the BCS acquisition the Company assumed a related party note payable to the former Chief Technology Officer of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the company’s bank debt.

NOTE 7 – PROFIT SHARING PLAN

The Company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The Company is required to make a safe harbor non-elective contribution equal to 3% of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. Company safe harbor contributions were $98,066 for 2014 and paid in 2015.

BCS also has a Safe Harbor plan within the requirements of ERISA that provides matching contributions equal to 100% of the employee deferred contribution up to 3% of the compensation, plus 50% of the deferred contributions that exceed 3% up to 5% of total participant compensation. The BCS matching contributions for the six months ending June 30, 2015 were $35,336.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2015	December 31, 2014

Salaries, commissions, benefits and sales tax	$1,661,789	$917,079
Other current liabilities	403,608	845,327
Total accrued expenses and other current liabilities	$2, 065,397	$1,762,406

Deferred revenue consists of prepaid third party hardware service agreements, software maintenance service contracts and the related costs and expenses recorded net of the revenue charged to the customer and paid within normal business terms. The net amount recorded as a deferred revenue liability is being amortized into the results of operations over the related periods on a straight line basis, normally 1-5 years with 3 years being the average term.

	June 30, 2015	December 31, 2014

Deferred revenue	$7,272,469.	$3,793,181
Less deferred costs and expenses	(6,467,885)	(3,495,903)
Net deferred revenue	$804,584	$297,277

Expected future amortization of net deferred revenue, are as follows;

2015	255,740
2016	254,207
2017	199,245
2018	95,392
Total	$804,584

The company recorded net deferred revenue of $158,512 and $318,951, for the quarters ending June 30 and March 31, 2015, respectively.

NOTE 9 – TERM DEBT / WELLS FARGO LINE OF CREDIT DETAILS

As of June 30, 2015, the Company’s outstanding balance with the Wells Fargo revolving line of credit was $1,718,128.

Related Party

On June 24, 2015, the Company issued subordinated promissory notes (the “Promissory Notes”) to three investors (who are also Quest employees) in the aggregate principal amount of $400,000 in exchange for an aggregate 170,000 shares of Quest’s restricted common stock, par value $0.001 per share (the “Common Stock”). The Promissory Notes accrue interest at six percent (6%) per annum and are payable in twelve (12) equal, monthly installments. The Promissory Notes are due on July 31, 2016.

NOTE 10 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	June 30, 2015	December 31, 2014

Note payable - acquisition of Quest / BCS	$22,675,825	$24,408,825

Total notes payable	22,675,825	24,408,825
Less: debt discount	(2,800,000)	(3,200,000)
Less: current portion	(2,799,226)	(4,201,650)
Total long-term notes payable	$17,076,599	$17,077,175

As of June 30, 2015 and December 31, 2014, the Company recorded interest expense in connection with these notes in the amount of $668,574 and $51,806, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of June 30, 2015, there were 25,000,000 preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

COMMON STOCK

During the six months ended June 30, 2015, the Company issued the following shares.

On May 19, 2015, Quest entered into a Security Purchase Agreement (the “SPA”) with an accredited investor, who is also a subordinated debt holder and an employee of Quest, pursuant to which Quest issued 667,000 shares of Common Stock in exchange for $200,000.

Related Party

As discussed in Note 9, on June 24, 2015, Quest issued subordinated promissory notes (the “Promissory Notes”) to three investors (who are also Quest employees) in the aggregate principal amount of $400,000 in exchange for an aggregate 170,000 shares of Quest’s restricted common stock, par value $0.001 per share. The company recorded an interest expense of $62,731 relative to this issuance.

During the quarter ended June 30, 2015, the company issued 650,000 shares of restricted common stock to consultants of the Company relative to a 12 month contract. The Company has the option to repurchase 550,000 of the shares issued with the 12 month period. The Company recorded a $288,880 expense related to all of the consulting contracts. The Company also issued 100,000 shares to the Chief Executive Officer in connection with his employment contract on May 1, 2015.

Warrants and Options

On May 1, 2015, the Company issued one member of its board of directors a total of 36,000 warrants valued at $10,320 for their service. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.43, term of 3 years; risk free interest rate of 1.04%; dividend yield of 0% and expected volatility of 104%.

During the quarter ended June 30, 2015, the Company recognized approximately $38,624 related to the employee stock options which vested during the quarter.

NOTE 12 – LITIGATION

As of June 30, 2015, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, footnote 8.

In connection with the BCS acquisition the Company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the company on April 30, 2015. Prior to the merger with Quest, BCS recorded a 50% valuation reserve to the fair market value of this earn out receivable as of the acquisition date by Quest Solution. The Company has not recorded or received any payments related to this earn out in 2015.

As of June 30, 2015, the Company owes $67,000 to an entity controlled by the CFO for services provided to BCS prior to its acquisition by Quest in November 2014.

Additional related party transactions discussed in Notes 9 (Term Debt), 10 (Notes Payable) and 11 (Stockholder’s Equity).

NOTE 14 – SUBSEQUENT EVENTS

On July 15, 2015, the Board of Directors, appointed W. Austin Lewis, IV to the Board to fill a vacancy on the Board.

In connection with his appointment to the Board, Mr. Lewis will receive (i) $3,000 per quarter as Board compensation and (ii) stock options for 36,000 shares of common stock, par value $0.001 per share (the “Common Stock”) granted at the Company’s current stock price, which vest over a three-year term.

The Company entered into key man life insurance for certain of its executives during the 2nd quarter. Although the policies were put in place in the 2nd quarter, they were not officially effective until the first few weeks of July 2015. These policies are being treated as premium financed life insurance, which means the premium for the policies is being financed by a third party, with the cash value of the policies serving as the collateral. The company was required to post a letter of credit in the amount of $121,424 towards the policies in July 2015. The purpose of the policy is should something happen to the respective executive the funds would be used for the pay-off of their promissory note, repurchase of shares and/or settlement of their employment contract. The annual cost to the company will be based on the interest rate of LIBOR + 1.35%, with a floor of 2.35%. The executives have agreed to reimburse the company upon payment of such interest cost so it should have a net zero effect to the company.

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

Introduction

The Company was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014 the company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were positive cash flow and would provide immediate shareholder value. In January 2014, we made our first such acquisition of Quest Marketing Inc.

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

In November 2014, the Company acquired 100% of the shares of BCS located in Southern California. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Since the combination of the two companies, the company has been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams.

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2015 and 2014, the Company generated net revenues in the amount of $13,557,615 and $7,434,246, respectively, the increase of $6,123,369 or 82% and is primarily attributable to the acquisition of BCS in November 2014 and additional Quest sales activity sold in the second quarter ending June 30, 2015. Second quarter net revenues of $13,557,615 represented an increase of $2,881,645 or 27% over first quarter ending March 31, 2015.

For the six months ended June 30, 2015 and 2014, the company generated net revenues in the amount of $24,443,202 and $17,166,965, respectively, the increase of $7,276,237 or 42% is attributable to the acquisition of BCS in November 2014, as well as additional synergies and organic growth of the company.

The Company has adopted a policy related to the monthly recurring revenue on the sale of service contracts. This amounted to approximately $294,842 of additional gross margin sold in the 2nd quarter of 2015 which will be amortized over the respective life of the service contracts. These agreements generally have a life of 1-5 years and are being recognized over the actual term of the contract.

Cost of Goods Sold

For the three months ended June 30, 2015 and 2014, the Company recognized a total of $10,226,805 and $6,073,922, respectively, in cost of goods sold. The increase is attributable to the increased sales and the BCS acquisition in November 2014.

For the three months ended June 30, 2014, the Company recorded $347,261 of additional cost of goods sold-related party expense, as opposed to $0 recorded during the three months ended June 30, 2015. There was no related party cost of goods sold in 2015 as the company did not renew those agreements.

For the six months ended June 30, 2015 and 2014, the company recognized a total of $18,508,170 and $13,708,506, respectively, in cost of goods sold. The increase is attributable to the increased sales and the BCS acquisition in November 2014.

For the six months ended June 30, 2014, the Company recorded $694,523 of additional cost of goods sold-related party expense, as opposed to $0 recorded during the six months ended June 30, 2015. There was no related party cost of goods sold in 2015 as the company did not renew those agreements.

Operating expenses

Total operating expense for the three months ended June 30, 2015 and 2014 recognized was $3,198,400 and $1,663,338, respectively the increase is attributable to the BCS acquisition. For the six months ended June 30, 2015 and 2014, the amount recognized was $5,687,876 and $3,452,377, respectively, which the increase is also attributable to the BCS acquisition.

General and administrative expenses for the three months ended June 30, 2015 and 2014 totaled $795,076 and $255,538 during the comparable three month period. The increase is primarily the result of an increase in business activities related to the BCS acquisition as well as the reallocation of resources. For the six months ended June 30, 2015, and 2014, the amount recognized was $1,807,520 and $500,693, respectively.

Salary and employee benefits for the three months ended June 30, 2015 totaled $1,854,620 as compared to $1,261,297 for the three months ended June 30, 2014. The increase is related to the acquisition and changing leadership positions related to the BCS acquisition. For the six months ended June 30, 2015, and 2014, the amount recognized was $3,179,052 and $2,643,013, respectively.

Stock compensation for the three months ended June 30, 2015 were $420,253 as compared to $5,586 for the three months ended June 30, 2014. The increase was related to the vesting of stock options. For the six months ended June 30, 2015, and 2014, the amount recognized was $458,877 and $30,085, respectively.

Professional fees for the three months ended June 30, 2015 were $108,083 as compared to $137,989 for the three months ended June 30, 2014. The decrease was related to the reduction in usage of outside consultant’s vs personnel on staff. For the six months ended June 30, 2015, and 2014, the amount recognized was $196,563 and $267,764, respectively.

4

Other income and expenses

Interest Expense - Interest expense for the three months ended June 30, 2015 totaled $342,794, including $200,000 of OID discount on the Quest subordinated debt, as compared to $0 for the three months ended June 30, 2014. The increase is directly related to accrued interest associated with the BCS acquisition and the OID discount charge relating to the outstanding balances on the Quest Acquisition subordinated debt. For the six months ended June 30, 2015, and 2014, the amount recognized was $ 738,066 and $1,000, respectively.

Net income (loss) attributable to common stock

The company realized a net loss of $285,449 for the three months ended June 30, 2015, compared to a net loss of $262,305 for the three months ended June 30, 2014, a decrease of $23,144. The net loss for the six months ended June 30, 2015 was $707,531, while for the same period in 2014 it was $15,886, an increase of $691,645, which is directly attributable to the increase in interest expense of $737,066 for the company during that same period.

Liquidity and capital resources

At June 30, 2015, we had cash in the amount of $322,317 and a working capital deficit of $5,127,712. In addition, our stockholders’ equity was $1,196,854 at June 30, 2015 and $1,193,512 at December 31, 2014.

Our accumulated deficit increased from $16,742,156 at December 31, 2014 to $17,449,687 at June 30, 2015.

Our operations resulted in net cash provided of $1,625,385 during the six months ended June 30, 2015, compared to cash generated of $233,751 during the six months ended June 30, 2015, an increase of $1,391,634. This is predominantly attributable to the net cash provided by deferred revenue of $804,584 and our increased collection of receivables due to the larger company with the acquisition of BCS in November 2014 and better terms on our accounts payable.

Net cash used by investing activities was $92,591 for the six months ended June 30, 2015, compared to net cash provided of $1,954,382 for the six months ended June 30, 2014, a decrease of $2,046,973. The large decrease was attributable to in March 2014 we acquired Quest Marketing, Inc. and in the second quarter 2015 we did not have an acquisition.

Our financing activities used net cash of $1,444,217 during the six months ended June 30, 2015, compared to net cash used of $1,302,500 during the six months ended June 30, 2014, an increase of $141,717. The increase is attributable to the borrowings and payments on promissory notes during the six months ended June 30, 2015.

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

5

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. This evaluation was undertaken by our Chief Executive Officer Thomas Miller.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

31.1	Certification of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2015

By:	/s/ Thomas Miller
Thomas Miller
Chief Executive Officer

7