Form 10-K/A
period 2014-12-31
Quest Solution, Inc.
filed 2015-11-04
CIK 278165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $14,749,277.

As of November 2, 2015, there were 37,613,978 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Quest Solution, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) for the purpose of inserting (i) paragraph 4(d) in each of Exhibits 31.1 and 31.2, filed herewith in their entirety, and (ii) certain exhibits in the Exhibit Index, incorporated by reference to this Form 10-K/A, which were inadvertently omitted from the Original Form 10-K. Accordingly, Item 9A of Part II has been restated in its entirety and Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits and the previously omitted exhibits incorporated herein by reference.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A contains the new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Item 9A of Part II has been restated in its entirety and Part IV has been amended and restated in its entirety to include the currently dated certifications as exhibits, in addition to the previously omitted exhibits.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

QUEST SOLUTION, INC.

FORM 10-K/A

PART II

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2014, that the Company’s disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

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

4

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) The following documents are filed under pages F-1 through F-20 and are included as part of this Form 10-K/A:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description
4.1	Zicman Promissory Note, dated January 18, 2014, incorporated by reference to Exhibit 16.3 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2014, Commission File No. 000-09047

4.2	Marin Secured Subordinated Convertible Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.3	Thomet Amended and Restated Secured Subordinated Convertible Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.4	Thomet Amended and Restated Secured Subordinated Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.5	Zicman Amended and Restated Secured Subordinated Convertible Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.6	Zicman Amended and Restated Secured Subordinated Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.1

Share Purchase Agreement, dated January 1, 2014, by and among Amerigo Energy, Inc., Quest Solution, Inc. and Quest Solution, Inc. shareholders, incorporated by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2014, Commission File No. 000-09047

10.2	Stock Purchase Agreement, dated November 17, 2014, by and among Quest Solution, Inc., Bar Code Specialties, Inc., and David Marin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.3*	Ross Employment Contract, dated November 20, 2014, incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.4*	Griffith Employment Contract, dated November 20, 2014, incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.5	Security Agreement, dated November 21, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.6	Security Agreement, dated November 21, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 9, 2015

101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 9, 2015

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 9, 2015

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 9, 2015

101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 9, 2015

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on April 9, 2015

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Henderson, State of Nevada, on November 4, 2015.

QUEST SOLUTION, INC.

By:	/s/ Thomas O. Miller
Thomas O. Miller
Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of November 4, 2015:

Signature	Title

/s/ Thomas O. Miller	Chief Executive Officer, President and Chairman
Thomas O. Miller	(Principal Executive Officer)

/s/ Scot Ross	Chief Financial Officer (Principal Financial Officer)
Scot Ross

/s/ Robert F. Shepard	Independent Director
Robert F. Shepard

/s/ William Austin Lewis, IV	Independent Director
William Austin Lewis, IV

/s/ Ian R. McNeil	Independent Director
Ian R. McNeil

EXHIBIT INDEX

The following exhibits are included in this Form 10-K/A (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Note: This index only lists the exhibits included in this Form 10-K/A. A complete list of exhibits can be found in “Item 15. Exhibits, Financial Statement Schedules” of this Form 10-K/A.

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

