Form 10-Q
period 2015-09-30
Quest Solution, Inc.
filed 2015-11-12
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

QUEST SOLUTION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

860 Conger Street, Eugene, OR 97402

(Address of principal executive offices) (Zip Code)

(541) 284-1476

(Issuer’s telephone number)

2580 Anthem Village Dr., Henderson, NV 89052

(Former Name or Former Address, If Changed Since Last Report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,001,478 shares of common stock, $0.001 par value, as of November 11, 2015.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes,” “contemplates,” “targets,” “could,” “would” or “should” or the negative thereof or any variation thereon or similar terminology or expressions. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	Sep. 30, 2015	Dec. 31, 2014
ASSETS
Current assets
Cash	$264,943	$233,741
Accounts receivable, net of allowances of $20,249 and $62,800, respectively	12,900,238	9,099,229
Inventory	481,282	606,231
Prepaids	936,064	191,498
Other current assets	457,951	377,060
Total current assets	15,040,478	10,507,759

Fixed assets, net of accumulated depreciation of $1,838,350 and $1,781,086, respectively	186,118	206,662
Deferred tax asset	1,299,417	1,299,417
Goodwill	14,101,306	14,101,306
Trade name	2,700,000	2,700,000
Intangibles, net	4,218	466,870
Customer Relationships	4,390,000	4,390,000
Other assets	591,599	317,304

Total assets	$38,313,136	$33,989,318

LIABILITIES AND STOCKHOLERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,180,064	$7,406,146
Accrued interest and liabilities, related party	293,561	51,806
Line of credit	1,247,634	1,819,345
Advances, related party	400,000	50,000
Accrued payroll and sales tax	2,026,272	917,079
Deferred revenue, net	1,023,203	297,277
Current portion of note payable	150,000	310,000
Notes payable, related parties, current portion	6,912,498	4,201,650
Other current liabilities	748,583	548,050
Total current liabilities	23,981,815	15,601,353

Long term liabilities
Note payable, related party, net of debt discount	11,708,947	17,007,175
Deferred tax liability	-	29,783
Other long term liabilities	296,572	157,495
Total liabilities	35,987,334	32,795,806

Stockholders’ equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized 500,000 and 500,000 shares	500	500
Common stock; $0.001 par value; 100,000,000 shares authorized; 37,613,978 and 35,029,495 shares outstanding of September 30, 2015 and December 31, 2014, respectively.	37,613	35,029
Additional paid-in capital	19,039,961	17,900,139
Accumulated (deficit)	(16,752,272)	(16,742,156)
Total stockholders’ equity	2,325,802	1,193,512
Total liabilities and stockholders’ equity	$38,313,136	$33,989,318

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
	2015	2014	2015	2014
REVENUES
Gross Sales	$16,961,830	$9,120,927	$41,405,032	$26,287,892
Less sales returns, discounts, & allowances	(250,491)	(36,465)	(460,108)	(147,024)
Total Revenues	16,711,339	9,084,462	40,944,924	26,140,868

Cost of goods sold
Cost of goods sold	13,523,544	7,072,614	32,031,714	20,086,597
Cost of goods sold, related party	-	347,261	-	1,041,784
Cost of goods sold, related party	13,523,544	7,419,875	32,031,714	21,128,381

Gross Profit	3,187,795	1,664,587	8,913,210	5,012,487

Operating expenses
General and administrative	597,269	222,857	2,507,423	723,447
Salary and employee benefits	1,704,989	1,252,445	5,137,962	3,895,458
Depreciation and amortization	24,052	7,067	69,916	17,889
Stock compensation	131,940	54,130	336,896	84,215
Professional fees	92,359	110,005	288,922	377,769
Total operating expenses	2,550,609	1,646,504	8,341,119	5,098,778

Income (loss) from operations	637,186	18,083	572,091	(86,291)

Other income (expenses):
Gain on debt settlement	-	29,999	-	181,948
Loss on license settlement	-	-	-	(93,578)
Loss on note receivable settlement	-	-	-	(18,995)
Interest expense	(274,349)	(375)	(1,012,415)	(1,375)
Other income	(39,981)	15,079	55,709	65,294
Gain on intangible license settlement	374,500	-	374,500	-
Total other income (expenses)	60,170	44,703	(582,206)	133,294

Net income (loss)	$697,356	$62,786	$(10,115)	$47,003

Net income (loss) per share - basic	$0.02	$0.00	$(0.00)	$0.00
Net income (loss) per share - diluted	$0.02	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	36,637,523	33,660,416	35,702,188	33,334,616
Weighted average number of common shares outstanding - diluted	39,630,570	50,445,416	39,630,570	50,119,616

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2015
	2015	2014
Cash flows from operating activities:
Net profit	$(10,115)	$47,003
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	244,262	67,836
Warrants granted	19,758	119,892
Loss on cancelled shares	-	(105,901)
Debt discount accretion	518,206	-
Depreciation and amortization	69,916	(1,449)
Loss on receivable settlement	-	(37,491)
Loss on note receivable settlement	-	18,995
Bad debt expense	-	1,559
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(3,801,009)	(1,060,873)
(Increase) / decrease in prepaid	(423,178)	-
(Increase) / decrease in prepaid, related party	-	1,041,784
(Increase) / decrease in inventory	124,949	-
(Increase) / decrease in customer deposit	4,900	(45,267)
Increase / (decrease) in accounts payable and accrued liabilities	4,868,321	301,329
increase in deferred revenues, net	725,926	-
Increase / (decrease) in accounts payable and accrued liabilities, related party	241,755	(26,322)
(Increase) / decrease in salary payable, related party	-	135,000
(Increase) / decrease in other liabilities	309,827	455,619
Increase / (decrease) in advances from related party	-	69,014
Net cash provided by operating activities	2,893,518	980,728

Cash flows from investing activities:
(Purchase of) cash from acquisitions	-	1,950,120
Change in other assets	(360,086)	3,221
(Purchase of) license agreements	8,435	(150,000)
(Purchase of) Sale of property and equipment	(45,155)	-
Net cash provided by (used in) investing activities	(396,806)	1,803,341

Cash flows from financing activities:
Proceeds from loan receivable	-	78,000
Proceeds from note receivable	350,000	4,500
Proceeds (payment) on line of credit	(571,711)	(60,000)
Proceeds (payment) from notes/loans payable	(2,069,299)	(1,343,750)
Proceeds from shares sold	200,000	25,000
Proceeds from sales of intangible asset (payment)	(374,500)	93,578
Payment on loans payable	-	(10,000)
Net cash provided by (used in) financing activities	(2,465,510)	(1,212,672)

Net increase in cash	31,202	1,571,397
Cash, beginning of period	233,741	13,302
Cash, end of period	$264,943	$1,584,699

Cash paid for interest	$128,723	$-
Cash paid for taxes	$-	$-
Supplementary cash flow information:
Stock issued for services	$192,546	$124,800
Stock options vested during period	$204,840	$591,761
Warrants issued	$19,758	$-
Gain on sale of intangible asset	$374,500
Note payable for purchase of intangibles	$-	$450,000

The accompanying unaudited notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. includes the combined accounts of Quest Marketing, Inc., an Oregon corporation (“QMI”), and Bar Code Specialties, Inc., a California corporation (“BCS”). BCS was acquired on November 21, 2014, and the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. Quest Solution, Inc. and its wholly-owned subsidiaries currently operate as a single business unit under the Quest Solution brand. All material intercompany transactions and accounts have been eliminated in consolidation. Unless the context otherwise requires, all references in this report to “Quest Solution, Inc.,” “Quest Solution,” or “Quest” refer only to Quest Solution, Inc., a Delaware corporation, and not to any of its consolidated subsidiaries. Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” or the “Company” refer collectively to Quest Solution, Inc., together with its consolidated subsidiaries, including QMI and BCS.

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles (“GAAP”) and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 9, 2015. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

Summary of Significant Accounting Policies

This summary of significant accounting policies of Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for the integrity and objectivity of the financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. At September 30, 2015 and December 31, 2014, accounts receivable 90 days past due totaled $78,624 and $118,913, respectively. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $20,249, and $62,800 for the period ending September 30, 2015 and December 31, 2014, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 10 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for period ending September 30, 2015 and December 31, 2014 was $57,264 and $8,523, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The intangible assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending September 30, 2015 and December 31, 2014 was $12,652 and $9,376, respectively.

	September 30, 2015	December 31, 2014
Software	$1,276,524	$.	1,276,524
Licenses	-		450,000
Accumulated amortization	(1,272,306)		(1,259,654)
Intangibles, net	$4,218		$466,870

On August 27, 2015, Quest Solution entered into an Omnibus Settlement Agreement (the “Settlement Agreement”) with its former President, Kurt Thomet (“Thomet”) reducing Intangible License asset by $450,000. Included in this agreement was the assignment of license rights to Mr. Thomet that were previously acquired for $450,000 from Rampart Systems. Further details can be found in Note 10.

There are no expected amortization expenses going forward.

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

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs for purchases of raw materials and freight out net of freight charged to customers as a component of cost of goods sold. Total delivery costs for the three months ending September 30, 2015 and September 30, 2014 were $29,637 and $11,298, respectively. Total delivery costs for the nine months ending September 30, 2015 and September 30, 2014 were $84,968 and $11,881, respectively.

ADVERTISING

The Company generally expenses advertising costs as incurred, net of co-operative rebates. Total advertising costs for the three months ending September 30, 2015 and September 30, 2014 were $5,166 and $7,338, respectively. Total advertising costs for the nine months ending September 30, 2015 and September 30, 2014 were $150,689 and $124,745, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015 and December 31, 2014. The Company did not engage in any transaction involving derivative instruments.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of September 30, 2015 and December 31, 2014 were 35,702,188 and 33,362,776, respectively.

The fully diluted number of 39,630,570, includes the potential of the existing senior subordinated debt holders converting a portion of their debt into common stockholder equity at $1.00 per share (for $1,594,000 in debt) and $2.00 per share (for $1,962,382 in debt). Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the board of directors of Quest Solution (the “Board”) to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at September 30, 2015.

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

For the quarter and year ending September 30, 2015 and December 31, 2014, one customer accounted for 15% and another customer in 2014 accounted for 16% of the Company’s net revenues, respectively.

Accounts receivable at September 30, 2015 and December 31, 2014 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 35% and another customer 34% of the trade accounts receivable balances at September 30, 2015 and December 31, 2014, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at September 30, 2015 and December 31, 2014. One vendor made up 82% and 82%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at September 30, 2015 and December 31, 2014, respectively.

NOTE 3 – INVENTORY

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	September 30, 2015	December 31, 2014
Equipment held for resale	$48,495	$45,011
Raw Materials	121,080	44,216
Work in Progress	2,093	18,623
Finished goods	309,614	487,317
Clearing service	0	11,064
Total inventories	$481,282	$606,231

NOTE 4 – COST OF GOODS SOLD, RELATED PARTY

At the acquisition of QMI on January 1, 2014, there was $1,273,292 of related party prepaid expenses for business related insurance policies QMI previously maintained insurance policies with an insurance company for which the stockholders also own. The Company deemed this to be a related party and the insurance expenses paid during 2013, which was for 2014 coverage while not a cash expense for 2014, was taken as an expense from January 2014 through November 2014. The amount of expense was $1,273,292 in prepaid expenses for insurance coverage, paid in 2013, for 2014 coverage. As of January 1, 2014, the Company did not renew any of these policies now that they have expired.

For the nine months ended September 30, 2014, the Company recorded $1,041,784 of expense related to this, as opposed to $0 recorded during the nine months ended September 30, 2015.

NOTE 5 – PREPAIDS

The Company currently has $936,064 and $191,498 of expenses that were prepaid as of September 30, 2015 and December 31, 2014, respectively, which we expect to expense approximately over the next 12 months. The Company issued shares of restricted Common Stock to consultants during the nine months ended September 30, 2015, for which $321,389 of the expense is in prepaid expense and to be expensed over the course of the remainder of the 12-month contracts.

NOTE 6 – OTHER LIABILITIES

In connection with the BCS acquisition on November 12, 2014, the Company assumed a related party note payable to the former Chief Technology Officer of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt.

The Company has purchased key man life insurance policies for certain executives to insure the Company against risk of loss of executive. Should loss of an executive occur, those funds would be used to settle pay off their respective promissory notes, repurchase their shares of Common Stock and settle any amounts owed to them or to their respective estates.

As of September 30, 2015, the Company balances are net per the right of offset noted in FASB No. 39 and 41. To have right of offset, the Company would need to show (1) amounts of debt are determinable, (2) reporting entity has the “right” to setoff, (3) the right is enforceable by law, and (4) reporting entity has the ‘intention’ to setoff. Given that the Company has satisfied these requirements, the Company has elected to use the right of setoff as the cash value of the policies are being used as the collateral for the loans. Should the Company default on payments to the policy or determine to not continue with the policies, the cash value of the policy is intended to pay off of the loan. The Company also intends on settling out the loans in the future with the cash value of the policy.

As of September 30, 2015, the balance of amount of premium financed notes are $1,194,074 and the cash value of the policy as of this date is $1,114,774, along with $59,540 of prepaid insurance expense costs, with a net negative cash value of the policies of $19,760.

NOTE 7 – PROFIT SHARING PLAN

QMI maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). QMI is required to make a safe harbor non-elective contribution equal to 3% of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually. QMI’s safe harbor contributions were $98,066 for 2014 and paid in 2015.

BCS also has a safe harbor plan within the requirements of ERISA that provides matching contributions equal to 100% of the employee deferred contribution up to 3% of the compensation, plus 50% of the deferred contributions that exceed 3% up to 5% of total participant compensation. The BCS matching contributions for the nine months ending September 30, 2015 were $29,300.

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	December 31, 2014

Salaries, commissions, benefits and sales tax	$2,026,272	$917,079
Other current liabilities	748,583	548,050
Total accrued expenses and other current liabilities	$2, 774,855	$1,465,129

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

	September 30, 2015	December 31, 2014

Deferred revenue	$8,076,218	$3,793,181
Less deferred costs and expenses	(7,053,015)	(3,495,904)
Net deferred revenue	$1,023,203	$297,277

Expected future amortization of net deferred revenue, are as follows;

2015	270,549
2016	329,561
2017	284,369
2018	138,724
Total	$1,023,203

The company recorded net deferred revenue of $218,619 and $158,513, for the quarters ending September 30 and June 30, 2015, respectively.

NOTE 9 – TERM DEBT / WELLS FARGO LINE OF CREDIT DETAILS

As of September 30, 2015, the Company’s outstanding balance with the Wells Fargo revolving line of credit $1,247,634. As of the date of this report, the Wells Fargo revolving line of credit is fully paid off, as further described in Note 14 herein.

Related Party

On September 24, 2015, Quest Solution issued subordinated promissory notes (the “Promissory Notes”) to three investors (who are also Quest Solution employees) in the aggregate principal amount of $400,000. In connection with this, Quest Solution issued 170,000 shares of Quest Solution’s restricted Common Stock. Promissory Notes accrue interest at six percent (6%) per annum and are payable in twelve (12) equal, monthly installments. The Promissory Notes are due on July 31, 2016.

NOTE 10 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	September 30, 2015	December 31, 2014

Notes payable - acquisition of QMI and BCS	$21,127,734	$24,408,825

Total notes payable	21,127,734	24,408,825
Less: debt discount	(2,506,289)	(3,200,000)
Less: current portion	(6,912,498)	(4,201,650)
Total long-term notes payable	$11,708,947	$17,077,175

As of September 30, 2015 and December 31, 2014, the Company recorded interest expense in connection with these notes in the amount of $335,768 and $51,806, respectively.

On August 27, 2015, Quest Solution entered into a Settlement Agreement with Thomet. Under the terms of the Settlement Agreement, Quest Solution was required to pay Thomet $7,036,000.00 as full satisfaction for two (2) promissory notes held by Thomet by September 30, 2015. Included in this agreement (and deducted from the $7.036 million settlement) was the assignment of license rights to Thomet with an assigned value of $1.15 million. The licenses were previously acquired for $450,000 from Rampart Systems. Thomet shall pay Quest Solution a royalty fee of 3.5% of revenue related to the “gun-barrel,” “rebar inspection,” and “air frame” licenses for a five (5) year period, beginning on the effective date of the Assignment Agreement (as defined in the Settlement Agreement). The parties agreed to exclude the existing mining distribution license from the royalties to be paid to Quest Solution by Thomet. On October 19, 2015, Quest Solution and Thomet entered into that certain First Amendment to the Omnibus Settlement Agreement (the “Settlement Agreement Amendment”), which modified the payment schedule under the Settlement Agreement. The foregoing description of the material terms of each of the Settlement Agreement and Settlement Agreement Amendment are not complete and are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2015, and Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.

On September 28, 2015, the Company entered into that certain Notice and Offer of Settlement under an Amended and Restated Secured Subordinated Convertible Promissory Note (the “Zicman Settlement Agreement”) with George Zicman, an investor and employee of the Company (“Zicman”), pursuant to which Zicman agreed to settle debt obligations with the Company of approximately $1,617,000 in exchange for (i) 1,000,000 shares of restricted common stock at $0.357 per share, (ii) a fixed payment of $50,000 per month, beginning January 15, 2016, with a balloon payment due April 15, 2017, at 1.89%, expected to be approximately $426,500, and (iii) within 30 days of the Zicman Settlement Agreement, a payment of Eighty-Four Thousand Dollars ($84,000). The foregoing description of the material terms of the Zicman Settlement Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.

NOTE 11 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

As of September 30, 2015, there were 25,000,000 shares of Series A preferred stock, par value $0.001 per share (the “Preferred Stock”), authorized and 500,000 shares of Preferred Stock outstanding. The Board previously established the voting rights for the Preferred Stock, whereby each share of Preferred Stock entitles the holder thereof to 250 votes on all matters submitted to a vote of the stockholders of Quest Solution. On October 1, 2015, the Company redeemed all of the outstanding shares of Preferred Stock held by an employee of the Company, along with certain of the employee’s stock options, in exchange for a promissory note in the principal amount of $3,120,000.00. The redemption of the Preferred Stock is described more fully in the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.

COMMON STOCK

During the nine months ended September 30, 2015, the Company issued the following shares.

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

During the quarter ended June 30, 2015, the company issued 650,000 shares of restricted common stock to consultants of the Company relative to a 12 month contract. The Company has the option to repurchase 550,000 of the shares issued with the 12 month period. The Company also issued 100,000 shares to the Chief Executive Officer in connection with his employment contract on May 1, 2015, the Company recorded a $288,880 expense related to the consulting contracts to be amortized over the period of these contracts.

During the quarter ended September 30, 2015, a stockholder of the Company voluntarily returned 2,517 shares of Common Stock, which were canceled from the Company’s issued and outstanding shares.

Quest Solution issued no shares of restricted Common Stock to consultants for services rendered to the Company during the quarter ended September 30, 2015.

Related Party

As discussed in Note 10, Quest Solution agreed to redeem 900,000 shares of Common Stock from Thomet pursuant to the Settlement Agreement.

As discussed in Note 10, Quest Solution issued 1,000,000 shares of restricted Common Stock to Zicman pursuant to the Zicman Settlement Agreement valued at $357,000.

Warrants and Options

On May 1, 2015, the Company issued one Board member a total of 36,000 warrants valued at $10,320 for their service. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.43, term of 3 years; risk free interest rate of 1.04%; dividend yield of 0% and expected volatility of 104%.

During the quarter the company recognized approximately $38,624 related to the employee stock options which vested during the quarter.

On July 15, 2015, the Board, appointed W. Austin Lewis, IV to the Board to fill a vacancy on the Board.

In connection with his appointment to the Board, Mr. Lewis was granted a stock option to purchase 36,000 shares of restricted Common Stock granted at the Company’s then-current stock price, which vests over a three-year term.

During the quarter ended September 30, 2015, the Company recognized approximately $74,533 related to the employee stock options which vested during the quarter.

During the quarter ended September 30, 2015, an employee of Quest Solution voluntarily terminated his warrants and stock options exercisable for an aggregate 1,900,000 shares of Common Stock, which warrants and stock options had been exercisable upon meeting certain milestones.

NOTE 12 – LITIGATION

As of September 30, 2015, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company leases a building in Garden Grove, California from the former owner of BCS for $9,000 per month, which is believed management believes to be the current fair market value of similar buildings in the area.

In connection with the BCS acquisition, Quest Solution has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by Quest Solution. The maximum amount to be paid during the 4-year earn out period ending December 31, 2018 is $700,000. Payments to Quest Solution are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the company on April 30, 2015. Prior to its acquisition by Quest Solution, BCS recorded a 50% valuation reserve to the fair market value of this earn out receivable as of the acquisition date by Quest Solution. Quest Solution has not recorded or received any payments related to this earn out in 2015.

As of September 30, 2015, Quest Solution owes $67,000 to an entity controlled by the CFO for services provided to BCS prior to its acquisition by Quest Solution on November 21, 2014.

Additional related party transactions are further discussed in Notes 9, 10, and 11 to the financial statements included in this report.

NOTE 14 – SUBSEQUENT EVENTS

Sale of Accounts and Security Agreement

On November 6, 2015, Quest Solution’s wholly owned subsidiaries, QMI and BCS (“the sellers”) entered into that certain Sale of Accounts and Security Agreement (the “SAS Agreement”) with Faunus Group International, Inc., a Delaware corporation (“FGI”), to establish a sale of accounts facility (the “FGI Facility”), whereby Sellers may offer to sell their accounts receivable to FGI each month during the term of the SAS Agreement, up to a maximum amount outstanding at any time of Fifteen Million Dollars ($15,000,000). Performance of Sellers’ obligations under the SAS Agreement is secured by a security interest in all of Sellers’ assets.

Acquisition Agreement

The Company entered into an Acquisition Agreement (the “Acquisition Agreement”), which closed on November 6, 2015, simultaneous with the closing of the SAS Agreement with FGI, which Acquisition Agreement is effective as of October 1, 2015, among the Company, Quest Exchange, Ltd., a Canadian corporation and a wholly-owned subsidiary of the Company (“Quest Exchange”), Viascan Group, Inc., a Canadian corporation (“Viascan Group”), and ViascanQData, Inc. a Canadian corporation (“ViascanQData”). Pursuant to the terms of the Acquisition Agreement, the Company acquired all of the issued and outstanding common shares of ViascanQData from Viascan Group, the sole stockholder of ViascanQData, in exchange for the issuance of 5,200,000 exchangeable shares of Quest Exchange, and two (2) subordinated promissory notes in the principal amounts of $1,000,000.00 and $500,000.00, respectively (as described in more detail herein). Each exchangeable share of Quest Exchange is exchangeable into one (1) share of the Company’s common stock at the election of Viascan Group or, in certain circumstances, of the Company.

Employment Agreements

Concurrent with the closing of the Acquisition Agreement, and effective as of October 1, 2015, the Company entered into Employment Agreements with the following former employees (the “Employees”) of Viascan Group (the “Employment Agreements”):

●	Gilles Gaudreault;

●	Jean-Paul Chartier;

●	Denis Kurdi; and

●	Bertrand Martelle.

The Employment Agreements provide for a base salary for each of the Employees, in addition to one-time sign-on or performance bonuses, as well as customary confidentiality, non-solicitation, non-disparagement and cooperation provisions.

Amendment to Settlement Agreement

On August 27, 2015, the Company entered into a Settlement Agreement with Thomet. Under the terms of the Settlement Agreement, the Company was required to pay Thomet $7,036,000.00 as full satisfaction for two (2) promissory notes held by Thomet by September 30, 2015. Related to the Company’s entry into the FGI Facility and acquisition of ViascanQData, which occurred after September 30, 2015, the Company was unable to make such payments to Thomet and was required to amend the terms of the Settlement Agreement. The Settlement Agreement was previously filed with the SEC on September 3, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K.

On October 19, 2015, the Company and Thomet entered into that certain First Amendment to the Omnibus Settlement Agreement (the “Settlement Agreement Amendment”), which modified the payment schedule under the Settlement Agreement.

Wells Fargo Pay-Out

On November 5, 2015, Wells Fargo Bank, National Association (“Wells Fargo”) accepted full payment of all obligations of the Company and Sellers (together the “Borrowers”) under that certain Credit Agreement, dated December 31, 2014, as amended from time to time (the “Existing Credit Agreement”), terminated the Existing Credit Agreement and released Wells Fargo’s security interests in Sellers’ collateral. The Borrowers paid to Wells Fargo approximately $2.8 million representing payment for all unpaid principal, interest, fees, costs and expenses under the Existing Credit Agreement, as well as funds for additional reserves (the “Pay-Out Amount).

Notwithstanding the pay-out of Wells Fargo with respect to the amounts owed under the Existing Credit Agreement, Wells Fargo will continue to offer Borrowers, on an interim basis, depository account services and treasury management products. Further, Borrowers will continue to maintain in effect a letter of credit number with Wells Fargo, issued by Wells Fargo in favor of Barrington Bank & Trust Company, pursuant to the terms of the Existing Credit Agreement and any letter of credit agreement entered into between Wells Fargo and Borrowers.

Stock Repurchase and Cancellation

Under the terms of the Settlement Agreement, the Company agreed to redeem Thomet’s stock in the Company, totaling 900,000 shares, no later than December 31, 2015 for $342,000.

On October 1, 2015, the Company entered into a Stock Redemption Agreement (the “Stock Redemption Agreement”), pursuant to which the Company redeemed (i) 500,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”), and (ii) certain stock options to purchase up to 3,400,000 shares of the Company’s Common Stock at $0.50 per share, in exchange for a promissory note in the principal amount of $3,120,000.

Amendment to Subordinated Note Agreement

On October 8, 2015, the Company entered into that certain Second Amendment to Secured Subordinated Convertible Promissory Note (the “Second Amendment”) with David Marin, an investor and employee of the Company (“Marin”), pursuant to which the Company and Marin agreed to modify the payment schedule of Marin’s secured subordinated convertible promissory note, dated November 21, 2014, in the original principal amount of $11,000,000 (the “Marin Note”). Under the terms of the Second Amendment, the Company agreed to pay to Marin $100,000 within five (5) business days’ of the signing of the Second Amendment and, upon the closing of one or more financings by the Company that raise in the aggregate $10,000,000 (not including the FGI Facility), a $1,000,000 payment toward the Marin Note. The Second Amendment further modified the payment schedule of the Marin Note, providing for Maximum Payments and True-Up Payments (as those terms are defined in the Second Amendment) to Marin, contingent upon the occurrence of the Company’s regular monthly payments. The previous agreement was based off of interest only payments and a true-up related to a pro-rata share of EBITDA, whereas the amendment has fixed payments and a true-up related to pro-rata share of Net Income.

Additions to the Board of Directors and Changes to Management

Pursuant to the terms of the Acquisition Agreement, Thomas O. Miller, the Company’s then Chief Executive Officer, President and Chairman of the Board, resigned from his position as Chief Executive Officer, effective October 1, 2015. Mr. Miller will remain as the Company’s President and Chairman of the Board.

Simultaneous with the resignation of Mr. Miller as Chief Executive Officer and pursuant to the terms of the Acquisition Agreement, Gilles Gaudreault, was appointed as the Company’s Chief Executive Officer, effective October 1, 2015.

Certificate of Designation

The Company filed a Certificate of Designation of Series B Preferred Stock with the Delaware Secretary of State on October 10, 2015, pursuant to the Board’s unanimous approval, at a meeting held on October 1, 2015, to create a series of convertible preferred stock designated as Series B Preferred Stock (the “Series B Preferred Stock”). The shares of Series B Preferred Stock shall have a par value of $0.001 per share and each shall constitute one (1) share. These shares are only being issued for purposes of facilitating the ViascanQData transaction in the amount of 5.2 million shares.

Change of Headquarters

Effective October 1, 2015, the Company changed the location of its principal executive corporate office. The Company’s new address is 860 Conger Street, Eugene, Oregon 97402.

The foregoing description of the material terms of each of the transactions described in Note 14 of this report are not complete and are qualified in their entirety by reference to the full text of and the exhibits contained in the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Quest Solution was incorporated in 1973. Prior to 2008, Quest Solution was involved in various unrelated business activities. Between 2008 and 2014, Quest Solution was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, Quest Solution management determined to look for acquisitions which had positive cash flow and would provide immediate stockholder value. Quest Solution proceeded with a change in its business operations through its acquisition of QMI in January 2014 and BCS in November 2014.

Quest Solution is a national mobility systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile solutions. Quest Solution takes a consultative approach by offering end to end solutions that include hardware, software, communications and full lifecycle management services. Quest Solution’s professionals simplify the integration process and deliver the solutions to its customers. Quest Solution counts Motorola, Intermec, Honeywell, Panasonic, AirWatch, Wavelink, SOTI and Zebra among its major suppliers.

In May 2014, our Board voted to receive approval from its stockholders to effect a name change from Amerigo Energy, Inc. to Quest Solution, Inc. We received the approval from a majority of our stockholders and filed an amendment to our Certificate of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and we assigned our new trading symbol “QUES.”

In November 2014, Quest Solution acquired BCS. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Since the combination of the two companies, we have been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams.

As further discussed in Note 14 to the financial statements included in this report, Quest Solution acquired ViascanQData. ViascanQData is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries as well as having a strong media division selling labels and ribbons.

In October 2015, our Board voted to relocate our corporate headquarters from Henderson, Nevada to Eugene, Oregon. The relocation was effective as of November 6, 2015.

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2015 and 2014, the Company generated net revenues in the amount of $16,711,339 and $9,084,462, respectively, the increase of $7,626,877 or 84% and is primarily attributable to the acquisition of BCS in November 2014 and additional Quest sales activity in the third quarter ending September 30, 2015. Third quarter net revenues of $16,711,339 represented an increase of $3,112,489 or 23% over the second quarter revenues ending June 30, 2015.

For the nine months ended September 30, 2015 and 2014, the company generated net revenues in the amount of $40,944,924 and $26,140,868, respectively, the increase of $14,804,055 or 57% is attributable to the acquisition of BCS in November 2014, as well as additional synergies and organic growth of the Company.

The Company has adopted a policy related to the monthly recurring revenue on the sale of service contracts. This amounted to approximately $803,119 of additional gross margin sold in the 3rd quarter of 2015 which will be amortized over the respective life of the service contracts. These agreements generally have a life of 1-5 years and are being recognized over the actual term of the contract.

Cost of Goods Sold

For the three months ended September 30, 2015 and 2014, the Company recognized a total of $13,523,544 and $7,072,614, respectively, in cost of goods sold. The increase is attributable to the increased sales and the BCS acquisition in November 2014.

For the three months ended September 30, 2014, the Company recorded $347,261 of additional cost of goods sold-related party expense, as opposed to $0 recorded during the three months ended September, 2015. There was no related party cost of goods sold in 2015 as the Company did not renew those agreements.

For the nine months ended September 30, 2015 and 2014, the company recognized a total of $32,031,714 and $20,086,597, respectively, in cost of goods sold. The increase is attributable to the increased sales and the BCS acquisition in November 2014.

For the nine months ended September 30, 2014, the Company recorded $1,041,784 of additional cost of goods sold-related party expense, as opposed to $0 recorded during the nine months ended September 30, 2015. There was no related party cost of goods sold in 2015 as the Company did not renew those agreements.

Operating expenses

Total operating expense for the three months ended September 30, 2015 and 2014 recognized was $2,550,609 and $1,646,504, respectively the increase is attributable to the BCS acquisition. For the nine months ended September 30, 2015 and 2014, the amount recognized was $8,341,119 and $5,098,778, respectively, which the increase is also attributable to the BCS acquisition.

General and administrative expenses for the three months ended September 30, 2015 and 2014 totaled $597,269 and $222,857 during the comparable three month period. The increase is primarily the result of an increase in business activities related to the BCS acquisition as well as the reallocation of resources. For the nine months ended September 30, 2015, and 2014, the amount recognized was $2,507,423 and $723,447, respectively.

Salary and employee benefits for the three months ended September 30, 2015 totaled $1,704,989 as compared to $1,252,445 for the three months ended September 30, 2014. The increase is related to the acquisition and changing leadership positions related to the BCS acquisition. For the nine months ended September 30, 2015, and 2014, the amount recognized was $5,137,962 and $3,895,458, respectively.

Stock based compensation for the three months ended September 30, 2015 were $131,940 as compared to $54,130 for the three months ended September 30, 2014. The increase was related to the vesting of stock options. For the nine months ended September 30, 2015, and 2014, the amount recognized was $336,896 and $84,215, respectively.

Professional fees for the three months ended September 30, 2015 were $92,359 as compared to $110,005 for the three months ended September 30, 2014. The decrease was related to the reduction in usage of outside consultants versus personnel on staff. For the nine months ended September 30, 2015, and 2014, the amount recognized was $288,922 and $377,769, respectively.

Other income and expenses

Interest expense - Interest expense for the three months ended September, 2015 totaled $274,349, including $187,501 of OID discount on the Quest subordinated debt, as compared to $0 for the three months ended September, 2014. The increase is directly related to interest associated with the BCS acquisition and the OID discount charge relating to the outstanding balances on the Quest subordinated debt. For the nine months ended September, 2015, and 2014, the amount recognized was $1,012,415 and $1,375, respectively.

On August 27, 2015, Quest Solution entered into a Settlement Agreement with Thomet which resulted in a gain on sale of assets of $374,500. Further details can be found in Note 10.

Net income (loss) attributable to common stock

The Company realized a net gain of $697,356 for the three months ended September, 2015, compared to a net gain of $62,786 for the three months ended September, 2014, an increase of $634,570. The net loss for the nine months ended September, 2015 was $10,115, while for the same period in 2014 there was a net gain of $47,003, an decrease of $57,118, which is directly attributable a single large sale offset by the increase in interest expense of $1,012,415 during that same period.

Liquidity and capital resources

At September, 2015, The Company had cash in the amount of $264,943 and a working capital deficit of $8,941,337. In addition, The Company’s stockholders’ equity was $2,325,802 at September, 2015 and $1,193,512 at December 31, 2014.

The Company accumulated deficit increased from $16,742,156 at December 31, 2014 to $16,752,272 at September 30, 2015.

The Company operations resulted in net cash provided of $2,893,518 during the nine months ended September, 2015, compared to cash generated of $980,728 during the nine months ended September, 2015, an increase of $1,912,792. This is predominantly attributable to the net cash provided by increases in accounts payables offset by an increase in accounts receivable of $3,801,009, both partially attributable to Quest Solutions with the acquisition of BCS in November 2014 and better terms on our accounts payable.

Net cash used by investing activities was $396,806 for the nine months ended September, 2015, compared to net cash provided of $1,803,341 for the nine months ended September, 2014, a decrease of $2,200,147. The large decrease was attributable to the March 2014 acquisition of QMI and in the third quarter 2015 we did not have an acquisition.

Our financing activities used net cash of $2,465,510 during the nine months ended September, 2015, compared to net cash used of $1,212,672 during the nine months ended September, 2014, an increase of $1,252,838. The increase is attributable to the borrowings and payments on promissory notes during the nine months ended September, 2015.

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2015, Quest Solution issued 36,000 stock options to a Board member as compensation for Board service.

Quest Solution issued no shares of restricted Common Stock to a consultants for service rendered to the Company during the quarter ended September 30, 2015.

See Notes 9, 10 and 14 to the financial statement of the Company included in this report for additional information regarding unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Omnibus Settlement Agreement, by and between Quest Solution, Inc. and Kurt Thomet, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2015 (File No. 000-09047).

10.2	First Amendment to Employment Agreement, by and between Quest Solution, Inc. and Thomas O. Miller, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2015 (File No. 000-09047).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.*

*	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant had duly this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOLUTION, INC.

By:	/s/ Gilles Gaudreault
Gilles Gaudreault
On behalf of the registrant and as
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015

