Form 10-Q/A
period 2015-09-30
Quest Solution, Inc.
filed 2015-11-16
CIK 278165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 of Quest Solution, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 12, 2015 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant had duly this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST SOLUTION, INC.

By:	/s/ Gilles Gaudreault
Gilles Gaudreault
On behalf of the registrant and as
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015

4