Form 10-K
period 2015-12-31
Quest Solution, Inc.
filed 2016-04-18
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-09047

Quest Solution, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454263
(State of incorporation)	(IRS Employer Identification No.)

860 Conger Street

Eugene, OR 97402
(Address of principal executive offices)

2580 Anthem Village Drive

Henderson, NV 89052
(Former Address)

(714) 899-4800

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]
Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was $11,489,225.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 36,871,478 shares of common stock outstanding as of April 14, 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements,” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report on Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	Our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	The intensity of competition;

●	General economic conditions; and

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

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

In February 2013, the Company acquired the rights to a spirits line of business and compiled a team of beverage, entertainment, retail and consumer product industry professionals. On January 10, 2014, the Company came to agreement with the original owners of the spirits brand, to cancel the previous agreement and the license was returned to them. The cancellation of a Consulting Agreement between the Company and the previous owners resulted in the return and cancellation 1,765,000 of the shares of common stock of the Company that had previously been issued.

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

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc. (“ViascanQData”), a Canadian based operation in the same business line as Quest and their CEO, Gilles Gaudreault, was appointed the CEO of Quest, with our then CEO, Tom Miller, remaining as President and Chairman of the Board.

Strategy

Following the acquisition of Quest Solution, BCS and ViascanQdata, the Company’s strategy is to use the identified synergies between the companies to offer a more complete offering of products, services and solutions to customers throughout North America. Further the market in which Quest operates is undergoing consolidation and Quest may potentially acquire profitable, strategic companies in the data collection and mobile systems integration market to become the leading specialty integrator within our served markets.

The Company is a North American systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. The Company is also a manufacturer and distributor of labels, tags, ribbons and RFID identification tags. Quest takes a consultative approach by offering end-to-end solutions that include hardware, software, communications and full lifecycle management services. Quest simplifies the integration process with its experienced team of professionals. The Company delivers problem solving solutions backed by numerous customer references. The Company offers comprehensive packaged and configurable software. Quest is also a leading providing of bar code labels and ribbons (media) to companies in Canada and Southern California. Quest provides consultative services to companies to select design and manufacture the right label for their product offering. Once a company selects the product, sales are highly repeatable on a regular basis.

Quest’s experienced team of consulting and integration professionals guide companies through the entire development and deployment process, from selecting technology to the successful company-wide rollout of a customized solution that fits a company’s unique requirements. After performing a thorough technical evaluation of the client’s current operations and specific operational problems, Quest’s team determines the optimal hardware and software solutions to optimize the client’s operational workflow. Quest delivers, ongoing services provided throughout the deployment process and throughout the entire product life cycle. Quest also delivers full installation services for all mobile, data collection computers and printing equipment including full staging and kitting of the equipment.

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

DSD and Route: Software packages designed to increase overall productivity. Quest DSD and Route software packages include proprietary applications for portable devices, computer servers and management dashboards that extend the power of existing systems out to field associates to enhance routing and delivery efficiency.

Intelligent Order Entry: Adds intelligence to aging order entry system to maximize profits. The hand held industry is a vital link in getting remote orders from the field to corporate. Quest’s Intelligent Order Entry Software adds this capability to aging order entry systems.

ITrack: Track Device Deployment. iTrack, an Internet Tracking System, is a management tool that tracks the deployment of hardware devices in the field and their repair history.

Warehouse: Enhance efficiency in distribution and manufacturing environments. Warehouse is a collection of applications for portable devices that extend the power of your existing system out to the warehouse floor and dock doors.

Proof of Delivery: Enhances document delivery performance. Quest offers proof-of-delivery capabilities as part of its Mobility Suite that gives companies an edge over competitors by improving customer service.

WTMiP: Extends business beyond four walls. WTMiP provides the link between corporate and the mobile worker. WTMiP servers allow files and data to seamlessly synchronize between the corporate host and laptops, hand held devices and Windows CE or Windows Mobile devices.

Easy Order: Easy order on-line purchasing portal. Quest’s Easy Order Solution offers companies a customized portal that streamlines and simplifies ordering by providing clients with their own unique private on-line store.

QTSaaS (Quest Total Solutions as a Service): QTSaaS is a complete mobile services offering that includes hardware, software, services and wireless data in a bundled subscription payment offering over a period of time. Quest’s partnership with Hyperion Partners and wireless carriers allows Quest to offer mobility solutions to our customers on platforms that extend the market into new mobile applications that previously were not being automated.

Media and Label Business: Repeatable easy order online purchasing portal. The largest segment of data collection opportunity for Quest is the barcode label market providing ongoing and repeatable purchasing business. The acquisition of ViascanQdata enables Quest to provide a full service label and ribbon offering throughout North America. Quest intends to invest in the expansion of the label business in the United States to drive business growth and increased margins.

Target Markets

Based on its expertise, competence, success and software solution set, Quest focuses on markets that represent high-return mobile line of business applications. Quest believes it can further develop its existing and substantial installed base of customers who are in need of replacement of legacy systems with a go-to-market strategy that leverages our field sales and system resources, telemarketing, customer portals and vertical market and barcode label specialists. Quest also believes that its base of industry leading customers are candidates for the Company’s barcode label and ribbon (media) offerings to the Company’s core markets are manufacturing, distribution, transportation and logistics, retail and healthcare sectors.

Competitive overview

The mobile system integration market is characterized by a limited number of large competitors and numerous smaller niche players. Quest typically pursues larger accounts and national customers, competing most often with the larger channel partners, including Stratix, Peak Technologies, Lowry, and Barcoding.com. For specific solutions the Company also competes with niche players that are often focused on a single industry. Hardware sales are often pressured by competition from online retailers, but Quest’s consultative, integrated solutions approach is a clear differentiator for most prospective customers.

Sales Strategy

The Company’s current direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in size and reach mirrors the Company’s addition of new products and services. Sales team members are organized by territory, and to a lesser extent, areas of expertise. Quest’s sales team adequately addresses national accounts offering a broad array of unique solutions for line of business application, which allows for upsell and cross sell opportunities within each client. For the barcode label (media) business, Quest utilizes a specialty sales force and well as resellers and distributors of Quest manufactured label products to serve the market.

Sales persons are supported internally by sales support personnel who coordinate quotes and logistics and by members of the systems engineering group and software teams.

The normal sales cycle is six (6) to nine (9) months, and typically involves the development of a scope of work and preparation of a ROI analysis. Quest prepares templates for this purpose which reduces the sales cycle. The analyses and proposals include information on leasing and other financing options, which helps differentiate the Company from its competitors. The label business sales cycles are shorter with purchases made more frequently on a transactional basis.

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

Accounts payable are made up of trade payables due to vendors in the ordinary course of business. At December 31, 2014, one vendor made up 82% of the balance, which represented greater than 10% of accounts payable.

For the year ended December 31, 2015, one customer accounted for 12.1% of the Company’s revenues.

Accounts receivable at December 31, 2015 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 13.6% of the balance for 2015, which represented greater than 10% of accounts receivable at December 31, 2015.

Accounts payable are made up of trade payables due to vendors in the ordinary course of business. At December 31, 2015, one vendor made up 62.2% of the balance, which represented greater than 10% of accounts payable.

Employees and Consultants

As of December 31, 2015, we had a total of 151 full time employees and 5 part time employees.

As of March 15, 2016, we had a total of 146 full time employees and 7 part time employees.

Expected Significant Changes In The Number Of Employees

The Company anticipates some change in the number of employees over the next twelve months as administrative functions are consolidated. As noted previously, the Company currently coordinates all operations, using its executive officers and various consultants as necessary. Should the Company be approached with an accretive acquisition that the Company determines is a positive return on investment and/or weighted average cost of capital, then there will likely be increases in employees who come with the acquired company.

Quest’s website is located at www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The corporate offices of the Company are currently located at 860 Conger Street, Eugene, Oregon 97402. In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, Oregon 97402. The premises consist of approximately 7,000 square feet of warehouse and office space. The lease provides for monthly payments of $3,837 through March 2013, and is adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2% in any one year. The lease is due to expire March 2017. This location handles administrative functions as well as having an operations team, inside sales, warehouse and support center for Quest’s sales team.

The lease at the Company’s Ohio location, signed by Quest Marketing, Inc. in July 2011, provides for monthly payments of $2,587 through June 2012, and $2,691 thereafter. The lease is due to expire June 30, 2018. This location is used by the Company’s engineers for assistance with its sales team.

The Company has a commercial real estate operating lease with the former owner of BCS for the Company’s office and warehouse location in Garden Grove, California. The Company pays rent at the rate of $9,000 per month. This location houses the original BCS operations team, which was acquired in November 2014, as well as the label production facility, administrative and finance for the Company.

The Company has a commercial real estate lease in Henderson, Nevada 89052. The Company lease expires in June 2016 and is at a cost of $850 per month.

On February 1 2005, Qdata Inc. (“Qdata”) signed an operating lease at 6 Shields Court, Suite 105 Markham L3R 4S1 Ontario. The premises, consisting of approximately 5,750 square feet of warehouse/office space shall serve as the Qdata new headquarters. The lease provides for monthly payments of $6,904 CDN. The lease expires January 2016. A new agreement was signed on January 12, 2016 for a reduced area of 2,875 square feet for monthly payments of $2,276 CDN for the space being utilized by Quest Canada, the Company’s Canadian Division. The lease started February 1, 2016 and is due to expire January 2018.

On August 1 2011, Viascan Group Inc. signed an operating lease at 651 Harwood Ave North Ajax Ontario. The premises, consists of approximately 36,656 square feet of warehouse/office space with monthly payments of $28,688 CDN and the lease is due to expire July 31, 2018.

On August 1 2013, Qdata Inc. signed an operating lease at 530 – 538 Berry Street, Winnipeg Manitoba. The premises consists of 2,250 square feet of warehouse/office space with monthly payments of $2,462 CDN and the lease is due to expire July 31, 2016.

On June 1 2014, ViascanQdata signed an operating lease at 110-737 West 3rd Avenue, Suite 110 Vancouver, British Columbia V6J 1K7. The premises consists of office space and the lease provide for monthly payments of $4,754 CDN and is due to expire May 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2015, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2014:
Fiscal Quarter Ended March 31, 2014	$0.71	$0.13
Fiscal Quarter Ended June 30, 2014	$0.72	$0.40
Fiscal Quarter Ended September 30, 2014	$0.61	$0.30
Fiscal Quarter Ended December 31, 2014	$0.53	$0.35

Fiscal Year Ended December 31, 2015:
Fiscal Quarter Ended March 31, 2015	$0.47	$0.35
Fiscal Quarter Ended June 30, 2015	$0.49	$0.28
Fiscal Quarter Ended September 30, 2015	$0.45	$0.26
Fiscal Quarter Ended December 31, 2015	$0.42	$0.12

Dividends and other Distributions

Quest has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Quest may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company has no current plans to do so. Any future determination to pay cash dividends will be at the discretion of Quest’s board of directors.

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

During January 2014, the Company issued warrants to the sellers of Quest Marketing, Inc. vesting with the following milestones. When the warrants vest the Company will have consulting costs charged to operations.

●	When the Company reaches $35,000,000 in sales from the Quest Solution subsidiary, 5,000,000 warrants at $1.00 per share vest and become exercisable. These warrants expire on January 9, 2016.

●	When the Company makes it to the NASDAQ, AMEX or a larger exchange, 2,000,000 warrants at $3.00 per share vest and become exercisable. These warrants expire on January 9, 2017.

●	When the Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives. This expires January 8, 2017.

During 2015, the latter three options were voluntarily canceled.

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

On November 10, 2014, the Company issued 900,000 shares valued at $387,000 to settle $450,000 of debt due to the then Company President, Kurt Thomet. These shares were redeemed by the Company in December 2015.

In December 2014, the Company issued a total of 419,079 shares valued at $159,250 to settle debts owed to the then CEO (69,079 shares) and our CFO (350,000 shares), and a total of $30,000 was recognized as forgiveness of salary for the CEO in the year ending December 31, 2014.

On July 1, 2014, the Company issued a consultant a total of 200,000 warrants valued at $113,548 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 2 years; risk free interest rate of 0.47%; dividend yield of 0% and expected volatility of 283%. As of December 31, 2014, the agreement with this consultant had been canceled, a total of $14,194 had been recognized as expense.

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

During November 2014, concurrent with the acquisition of BCS, the Company granted two stock options to purchase an aggregate of 2,500,000 shares of common stock: (i) a time-vested options to purchase 1,500,000 shares based on the duration of the BCS stockholder’s service with the Company to that Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest in over the next four (4) years, with the first vesting of 12.5% of the balance at six (6) months from the date of issuance. (ii) a performance stock option to purchase 1,000,000 shares based on the achievement of specified revenue and net income milestones to an Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest after completion of nine (9) years of service with the Company or on having consolidated revenues greater than $45 million. 1,000,000 shares vested during 2015, but have not been exercised.

During November 2014, with the acquisition of BCS, the Company issued two service-based stock options to purchase 1,200,000 shares of common stock each. These Options vests with respect to 200,000 shares on November 20, 2014, and the balance will vest in a series of twenty (20) equal installments on the last day of each complete calendar quarter over the five (5)-year period commencing on January 1, 2015, subject to their continuous service with the Company. On November 20, 2014, the Company vested a total of 400,000 warrants valued at $183,662. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50, term of 5 years; risk free interest rate of 1.64%; dividend yield of 0% and expected volatility of 154%. As of December 31, 2014 a total value of these 400,000 warrants had been recognized as a non-cash expense related to these options. In 2015, 1,200,000 of these stock options were canceled.

During November 2014, with the acquisition of BCS, the Company issued two performance-based stock options to purchase 2,200,000 shares of Common Stock each. These options will vest and become exercisable for all of the shares on November 21, 2023, provided that the Executives remain in continuous service with the Company on such date. The shares subject to the option will vest as follows: (a) if the Company achieves annual net revenues between $100 million and $150 million in any given year, an additional 200,000 shares shall immediately vest; (b) if the Company achieves net revenues between $150 million and $200 million in any given year, an additional 400,000 shares shall immediately vest; (c) if the Company achieves annual net revenues between $200 million and $300 million in any given year, an additional 600,000 shares shall immediately vest; and (d) if the Company achieves annual net revenues in excess of $300 million in any given year, an additional 1,000,000 shares shall immediately vest (until, in each case, the option is fully vested). In the event of any vesting event in (a) through (d) above where net income as a percentage of net revenues exceeds 10%, the shares vesting on such event shall be increased by 50%. In the event net income as a percentage of net revenues for such year is less than 5%, the shares vesting on such event shall be decreased by 50%. In 2015, 2,200,000 of these stock options were canceled.

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

During the quarter ended June 30, 2015, the Company issued 650,000 shares of restricted common stock to consultants of the Company relative to a 12 month contract. The Company has the option to repurchase 550,000 of the shares issued within the 12 month period. The Company also issued 100,000 shares to the Chief Executive Officer in connection with his employment contract on May 1, 2015. The Company recorded a $288,880 expense related to the consulting contracts to be amortized over the period of these contracts.

During the quarter ended September 30, 2015, a stockholder of the Company voluntarily returned 2,517 shares of Common Stock, which were canceled from the Company’s issued and outstanding shares.

During the quarter ended December 31, 2015, the Compensation Committee of the board of directors agreed to quarterly issuance / vesting of 12,500 common shares per independent board member as compensation. During the 4th quarter, 37,500 shares were issued in conjunction with this agreement at a value of $15,375.

During the quarter ended December 31, 2015, the Company issued 100,000 common shares to a consultant for services valued at $22,000 and 20,000 common shares to an employee valued at $4,600.

Related Party

As discussed in Note 19 Quest Solution agreed to redeem 900,000 shares of common stock from Thomet pursuant to the Settlement Agreement which was redeemed on December 31, 2015.

As discussed in Note 19 Quest Solution issued 1,000,000 shares of restricted common stock to a note holder pursuant to the Settlement Agreement valued at $357,000 during the third quarter of 2015.

As of December 31, 2015, the company had 36,871,478 common shares outstanding.

The foregoing issuances of securities were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) as transactions not involving a public offering.

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

Overview - Results of Operations

Revenues

For the years ended December 31, 2015 and 2014, the Company recognized $63,854,132 and $37,309,973 in net revenues, respectively. The increase in revenue is attributable to the acquisitions of BCS that the Company completed during the fourth quarter 2014 and ViascanQdata that closed on October 1, 2015. Revenue for 2015 and 2014 was generated from the sales of hardware, software, labels and ribbons and related services provided by the Company to its customers.

Operating expenses

Salary and benefits – Salary, commissions and employee benefits for the year ended December 31, 2015 totaled $8,492,549, compared to $5,462,268 for the year ended December 31, 2014. The increase in expenses is attributable to the acquisitions of BCS that the Company completed during 2014 and ViascanQdata in 2015 and the related increases of sales commissions associated with increased net revenues of the Company. The Company had 151 full time staff and 5 part time contractors and consultants as of December 31, 2015 and 68 people on full time and 2 on part time staff as of December 31, 2014.

General and Administrative – General and administrative expenses were $2,714,546 for the year ended December 31, 2015, compared to $1,038,308 for the year ended December 31, 2014. The increase is related to a full year of BCS and one quarter of ViascanQdata general and administrative expenses consisting primarily of $443,698 in occupancy costs and $492,773 of business travel and related expenses.

Professional Fees – Professional fees for the year ended December 31, 2015 were $429,518 compared to $656,238 for the period year ended December 31, 2014. The decrease was related to the decreased use of outside consultants and specifically legal fees attributable to the acquisitions of ViascanQdata that the Company completed during 2015 and BCS in 2014. In 2015, the Company incurred $75,532 of professional and legal fees and $24,367 in accounting consulting expenses, including auditing expenses related to the acquisitions of ViascanQdata. In 2014, the Company incurred $90,202 of professional and legal fees and $137,765 in accounting consulting expenses, including auditing expenses related to the acquisitions of Quest Solution and BCS.

Stock based compensation expense – Stock based compensation expenses for the year ended December 31, 2015 were $ 751,054, compared to $308,453 for the Year ended December 31, 2014. This increase in 2015 relates to the Company issuing additional net shares for services, the increase in vesting of incentive stock options and the increase in stock price during the period. In 2014, $183,662 of the stock based compensation charge relates to options issued to the Company’s officers and directors, while the balance relates to shares issued for consulting contracts which were expensed over the term of the contract.

Other income and expenses

As of December 31, 2015 and 2014, the Company had $71,461 and $42,148, respectively, in other income. This increase is attributable to increased operations due to the acquisitions of BCS in 2014 and ViascanQdata that the Company completed October 1, 2015.

The Company incurred $1,610,237 in interest expense for year ended December 31, 2015, compared to $871,971 for the year ended December 31, 2014. This is directly attributable to $893,702 and $800,000 of debt discount amortized for the years ended December 31, 2015 and 2014, respectively on the issuance of acquisition promissory notes with Quest Solution in 2014, as well as the increased borrowings on the credit facility and the interest expense on the subordinated debts issued in the 2015 and 2014 acquisitions.

The Company had a $0 gain in debt settlement as of December 31, 2015, compared to gain on settlement of debt of $184,351 for the year ended December 31, 2014. These related to settlement of liabilities to outside parties, inclusive of settlement of other debts settled at a discount.

In third quarter 2015 the Company recognized a $374,500 gain on sale of technology licenses and trade agreements that were transferred to a former employee and shareholder in the ordinary course of business as part of an omnibus settlement agreement (Note 9). In the fiscal year ending December 31, 2014, the Company recognized a non-cash loss on license settlement of $93,578 related to the liquor brand and a charge of $82,020 to other expense related to one-time costs incurred for the business related to the acquisitions during the year.

Foreign currency transactions

The Company uses the temporal method to translate its foreign currency transactions. Under this method, monetary assets and liabilities are translated at the exchange rate in effect at the consolidated balance sheet date. Other assets and liabilities are translated at the exchange rate in effect at the transaction date. Items appearing in the current year’s consolidated statement of loss, except for cost of inventory and amortization, which are translated using the historical rate, are translated at average yearly rates. Foreign exchange gains and losses are included in the consolidated statement of loss.

Provision for income taxes

During the year ended December 31, 2015, the Company recognized a tax benefit of $1,797,977 related to the deferred tax asset true up for the items allocated from acquisitions that were not deductible for tax purposes, mainly intangible assets. For the year ended December 31, 2014, the Company recognized a net tax benefit of $1,299,417, related to the cumulative net operating losses of the company. Management’s analysis of the future utilization of the cumulative net operating loss carryforwards determined that it is more likely than not that a portion will be utilized prior to expiration. Accordingly, the valuation allowance on the deferred tax asset is 67% during the periods ended December 31, 2015, and 2014, respectively.

Net income (loss) attributable to common stock

The Company realized net loss of $1,715,080 for the year ended December 31, 2015, compared to a net income of $301,649 for the year ended December 31, 2014. The decrease in income is attributable to the $2,629,833 in amortization expense of acquired intangibles, the non-cash interest expense of $718,202 as well as the acquisition costs for ViascanQdata on October 1, 2015 offset in part by the deferred tax benefit of $1,785,524 ..

Liquidity and capital resources

For the year ended December 31, 2015, the Company had cash in the amount of $1,533,565 of which $690,850 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $12,946,637 excluding the current portion of subordinated notes payable, compared to cash in the amount of $233,741, and a working capital deficit of $5,093,594 for the year ended December 31, 2014. In addition, the Company’s stockholder’s equity (deficit) of ($471,367) and $1,193,512 for the years ended December 31, 2015 and 2014, respectively.

The Company’s accumulated deficit is $18,457,236 and $16,742,156 for the years ended December 31, 2015 and 2014, respectively.

The Company’s operations provided net cash of $7,057,757 and $618,761 for the years ended December 31, 2015 and 2014, respectively, an increase of $6,438,996. Non-cash charges in 2015 included a $5,107,707 increase in accounts payable, $718,202 of accretion on debt discount related to the Quest Solution acquisition, stock compensation charges of $429,617 with an offset of $1,785,524 related to the reduction in the valuation allowance of the deferred tax asset that the Company recorded on the books. The Company’s current assets increased to $16,962,346 and current liabilities increased to $37,055,082 at December 31, 2015 from $10,507,759 and $15,601,353 at December 31, 2014.

The Company’s cash used in investing activities was $1,117,134 for the year ended December 31, 2015 compared to $2,333,362 from investing activities for the year ended December 31, 2014. This was attributable to the $690,805 held as restricted at the bank and $74,855 in cash on the acquired company (Viascan) and acquisition costs of $232,026 in the acquisitions of ViascanQdata 2015.

The Company’s financing activities used $6,502,942 of cash during the year ended December 31, 2015, and $2,333,362 during the year ended December 31, 2014, an increase in usage of $5,971,259. The increase is attributable to the payments of subordinated and senior debt on the books of the Company related to the acquisitions during 2015 and 2014. During the year ended December 31, 2015, $8,304,621 was paid down on notes payable to the Company as part of the acquisitions, as well as proceeds received of $1,968,179 from the Company’s line of credit.

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on the Company’s operations in the future.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s management conducted an evaluation under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2015, that the Company’s disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of its internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14a under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Commission this Annual Report on Form 10-K including exhibits. You may read and copy all or any portion of any reports, statements or other information in the files at Commission’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under pages F-1 through F-26 and are included as part of this Form 10-K:

(a)(2) Financial statement schedules are omitted as they are not applicable.

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index, which begins immediately following the financial statements of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2016

QUEST SOLUTION, INC.

By:	/s/ Gilles Gaudreault
Gilles Gaudreault
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilles Gaudreault	Director and Chief Executive Officer	April 18, 2016
Gilles Gaudreault	(principal executive officer)

/s/ Scot Ross	Chief Financial Officer (principal financial officer	April 18, 2016
Scot Ross	and principal accounting officer)

/s/ William Austin Lewis, IV	Director	April 18, 2016
William Austin Lewis, IV

/s/ Ian R. McNeil	Director	April 18, 2016
Ian R. McNeil

/s/ Thomas O. Miller	Director, President and Chairman of the Board	April 18, 2016
Thomas O. Miller

/s/ Robert F. Shepard	Director	April 18, 2016
Robert F. Shepard

QUEST SOLUTION, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Quest Solution, Inc.

We have audited the accompanying consolidated balance sheets of Quest Solution, Inc. and subsidiaries (“The Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows, for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Solution, Inc. and subsidiaries, as of December 31, 2015 and 2014 and the results of its operations, and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and significant subordinated debt resulting from acquisitions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

RBSM LLP

Leawood, Kansas

April 18, 2016

QUEST SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$842,715	$233,741
Cash, restricted	690,850	-
Accounts receivable, net	11,409,258	9,099,229
Inventory	2,731,612	606,231
Prepaid expenses	730,591	191,498
Deferred tax asset, current	160,545	-
Other current assets	396,775	377,060
Total current assets	16,962,346	10,507,759

Fixed assets, net of accumulated depreciation of $1,962,497 and $1,781,086, respectively	1,450,660	206,662
Deferred tax asset, non-current	433,997	1,299,417
Goodwill	21,252,024	14,101,306
Trade name	3,513,481	2,700,000
Intangibles, net	8,250	466,870
Customer relationships	7,560,352	4,390,000
Other assets	689,347	317,304
Total assets	$51,870,457	$33,989,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$19,849,978	$7,406,146
Accounts payable and accrued liabilities, related party	177,776	51,806
Line of credit	5,450,657	1,819,345
Advances, related party	400,000	50,000
Accrued payroll and sales tax	1,598,335	917,079
Deferred revenue, net	742,976	288,342
Current portion of note payable	1,255,477	310,000
Notes payable, related parties, See Note 5, 15, 16	7,146,820	4,201,650
Other current liabilities	433,784	556,985
Total current liabilities	37,055,803	15,601,353

Long term liabilities
Note payable, related party, net of debt discount	13,910,768	17,007,175
Long term portion of note payable	569,477	-
Deferred tax liability	-	29,783
Deferred revenue, net	533,874	-
Other long term liabilities	271,902	157,495
Total liabilities	52,341,824	32,795,806

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 25,000,000 shares authorized 0 and 500,000 shares outstanding as of December 31, 2015 and December 31, 2014, respectively.	-	500
Series B Preferred stock; $0.001 par value; 5,200,000 shares authorized 5,200,000 and 0 shares outstanding as of December 31, 2015 and December 31, 2014, respectively.	5,200	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,871,478 and 35,029,495 shares outstanding of December 31, 2015 and December 31, 2014 respectively.	36,871	35,029
Additional paid-in capital	17,943,798	17,900,139
Accumulated (deficit)	(18,457,236)	(16,742,156)
Total stockholders’ equity (deficit)	(471,367)	1,193,512
Total liabilities and stockholders’ equity (deficit)	$51,870,457	$33,989,318

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2015	2014
Revenues
Gross Sales	$64,512,302	$37,559,554
Less sales returns, discounts, & allowances	(658,170)	(249,581)
Total Revenues	63,854,132	37,309,973

Cost of goods sold
Cost of goods sold	50,696,771	28,703,519
Cost of goods sold, related party	-	1,273,292
Total cost of goods sold	50,696,771	29,976,811

Gross profit	13,157,361	7,333,162

Operating expenses
General and administrative	3,465,514	1,346,761
Salary and employee benefits	8,492,549	5,462,268
Depreciation and amortization	2,703,038	25,598
Professional fees	429,519	656,238
Total operating expenses	15,090,620	7,490,865

Loss from operations	(1,933,259)	(157,703)

Other income (expenses):
Gain on debt settlement	-	184,351
Gain (Loss) on intangible	374,500	(93,578)
Loss on settlement	-	(18,995)
Interest expense	(1,610,237)	(871,971)
Other expenses	(173,627)	(82,020)
Loss on foreign currency	(229,442)	-
Other income	71,461	42,148
Total other expense	(1,567,345)	(840,065)

Net Loss Before Income Taxes	(3,500,604)	(997,768)

Benefit for Income Taxes
Deferred	1,797,977	1,299,417
Current	(12,453)	-
Total Benefit for Income Taxes	1,785,524	1,299,417

Net income (loss)	$(1,715,080)	$301,649

Net income (loss) per share - basic	$(0.05)	$0.01
Net income (loss) per share - diluted	$(0.05)	$0.01

Weighted average number of common shares outstanding - basic	36,195,065	33,596,375
Weighted average number of common shares outstanding - diluted	36,195,065	45,477,429

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series B				Additional		Unamortized		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Shares	Share-based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Unissued	Compensation	Deficit	Equity (deficit)

Balance, December 31, 2013	3,500,000	$3,500	-	-	34,935,416	$34,935	$16,919,705	$360	$(23,400)	$(17,043,805)	$(108,705)

Issuance of warrants related to services	-	-	-	-	-	-	592,425	-	-	-	592,425
Shares issued for consulting	-	-	-	-	590,000	590	167,710	-	-	-	168,300
Shares issued for settlement of debt, related party	-	-	-	-	1,319,079	1,319	607,931	-	-	-	609,250
Cancellation of consulting agreements	-	-	-	-	(1,765,000)	(1,765)	(203,490)	-	-	-	(205,255)
Cancellation of shares issued for consulting services and license	-	-	-	-	-	-	360	(360)	23,400	-	23,400
Preferred shares returned	(3,000,000)	(3,000)	-	-	-	-	3,000	-	-	-	-
Cancellation of warrants	-	-	-	-	(100,000)	(100)	(396,114)	-	-	-	(396,214)
Purchase of shares	-	-	-	-	50,000	50	24,950	-	-	-	25,000
Options issued, related party	-	-	-	-	-	-	183,662	-	-	-	183,662
Net income										301,649	301,649

Balance, December 31, 2014	500,000	500	-	-	35,029,495	35,029	17,900,139	-	-	(16,742,156)	1,193,512
Stock compensation	-	-	-	-	870,000	870	$314,610	-	-	-	315,480
Sale of shares	-	-	-	-	667,000	667	199,333	-	-	-	200,000
Shares issued for interest	-	-	-	-	170,000	170	62,561	-	-	-	62,731
Options earned	-	-	-	-	-	-	429,617	-	-	-	429,617
Shares canceled	-	-	-	-	(2,517)	(3)	-	-	-	-	(3)
Debt settlement	-	-	-	-	1,000,000	1,000	356,000	-	-	-	357,000
Preferred and options cancelled for debt issued	(500,000)	(500)	-	-	-	-	(3,119,500)	-	-	-	(3,120,000)
Board issuances	-	-	-	-	37,500	38	15,338	-	-	-	15,375
Share redemption	-	-	-	-	(900,000)	(900)	(341,100)	-	-	-	(342,000)
Viascan Purchase			5,200,000	5,200	-	-	2,126,800	-	-	-	2,132,000
Net loss										(1,715,180)	(1,715,180)

Balance, December 31, 2015	-	$-	5,200,000	$5,200	36,871,478	$36,871	$17,943,798	$-	$-	$(18,457,236)	$(471,367)

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ending
	December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,715,080)	$301,649
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation - shares for services	261,828	44,100
Option compensation	429,617	183,662
Shares issued for interest related to line of credit	62,731	-
Warrants granted	-	83,216
loss on line of credit	-	18,995
Deferred tax asset	(1,785,524)	(1,299,417)
Debt discount accretion	718,202	800,000
Depreciation and amortization	2,703,308	25,598
Gain on cancelled shares	-	(601,470)
Loss on license settlement	-	93,578
Settlement of debt	-	609,252
Gain on note receivable settlement	-	(37,491)
Bad debt expense	-	1,559
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(146,527)	(2,789,824)
(Increase) / decrease in prepaid	(469,566)	605,417
Decrease in prepaid, related party	-	1,273,292
Decrease in inventory	(538,109)	373,061
(Increase) / decrease in customer deposit	-	(45,367)
Decrease in interest payable	160,378	-
(Increase) / decrease in deferred revenue, net	914,752	-
Increase in accounts payable and accrued liabilities	5,788,963	975,151
Increase / (decrease) in accounts payable and accrued liabilities, related party	177,776	(42,000)
(Increase) in salary payable, related party	-	(45,000)
Decrease in other liabilities	495,005	73,242
Increase in advances from related party	-	17,558
Net cash provided by operating activities	7,057,754	618,761

Cash flows from investing activities:
Cash from acquisitions	74,855	2,025,810
(Increase) in restricted cash	(690,850)	-
Change in other assets	(277,548)	438,386
Intangible licenses acquired	8,435	(150,000)
Accrued interest on note payables	-	51,807
(Purchase of) Sale of property and equipment	-	(32,641)
Acquisitions costs	(232,026)	-
Net cash provided by (used in) investing activities	(1,117,134)	2,333,362

Cash flows from financing activities:
Gain on sale of intangibles	(374,500)	-
Proceeds from shares sold	200,000	25,000
Proceeds from loan receivable	-	78,000
Proceeds from note receivable	-	4,500
Proceeds from line of credit	1,968,179	1,819,345
Payment on line of credit	-	(60,000)
Payment of notes/loans payable	(7,133,325)	(3,756,844)
Share redemption	(342,000)	-
(Payment) Proceeds on loans payable	350,000	(841,685)
Net cash (used in) financing activities	(5,331,646)	(2,731,684)

Net increase in cash	608,974	220,439
Cash, beginning of period	233,741	13,302
Cash, end of period	$842,715	$233,741

Cash paid for interest	$445,415	$6,010
Cash paid for taxes	$96,069	$26,129
Supplementary for non-cash flow information:
Note payable for purchase of intangibles	$-	$300,000
Stock issued for Services	$261,828
Stock issued for interest expense	$62,731
Debt issued to redeem preferred and stock options	$3,120,000
Gain on license settlement	$374,500
Stock options issued	$429,617
Acquisition of ViascanQdata, Inc.	$11,063,006

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

Quest Solution, Inc., a Delaware corporation (“Quest” or the “Company”), formerly named Amerigo Energy, Inc., was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014 the Company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were positive cash flow and would provide immediate shareholder value. In January 2014, we made our first such acquisition of Quest Marketing Inc. (dba Quest Solution, Inc.) (“Quest Marketing”).

Quest is a national mobility systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile solutions. The Company takes a consultative approach by offering end to end solutions that include hardware, software, communications and full lifecycle management services. The professionals simplify the integration process and deliver the solutions to our customers. Motorola, Intermec, Honeywell, Panasonic, AirWatch, Wavelink, SOTI and Zebra are major suppliers which Quest Solution uses in the solutions we provide to our customers.

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

The Quest business plan previously included developing oil and gas reserves while increasing the production rate base and cash flow. Due to declines in production on the oil leases, the Company had an interest in, the company was forced to revisit its position in the oil industry.

The Company’s business strategy developed into leveraging management’s relationships in the business world for investments for the Company. The company intends to continue with its acquisition of existing companies with revenues and positive cash flow.

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

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc., (“Viascan”) a Canadian based operation in the same business line as Quest and their CEO, Gilles Gaudreault, was appointed the CEO of Quest, with our then CEO, Tom Miller, remaining as President and Chairman of the Board.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its recent acquisitions. As of December 31, 2015, the Company had a working capital deficit of $20,093,457 and an accumulated deficit of $18,457,236. The Company is dependent on the completion of working capital financings, vendor trade credit extensions, restructuring of subordinated debt and private placement of its securities in order to continue operations. These factors taken together raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Quest include the combined accounts of Quest Marketing, BCS and ViascanQdata. BCS was acquired on November 21, 2014, and as such the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. Effective October 1, 2015, the financial statements of ViascanQData, Inc. (“ViascanQdata”) have been consolidated into the Company’s consolidated results of operations as well. The Companies currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2015 and 2014, the Company’s uninsured cash balance totaled $0 and $0, respectively.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $83,870 and $66,215 for the years ended December 31, 2015 and 2014, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for the years ended December 31, 2015 and 2014 was $155,798 and $16,222, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During 2015 and 2014, the Company spent $159,599 and $236,142, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal years ending December 31, 2015 and 2014.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during each of the fiscal years ended December 31, 2015 and 2014.

As of December 31, 2015, the Company does not have any contingent liabilities.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2015 and 2014 were 36,195,065 and 33,596,375, respectively.

For the year ended December 31, 2014, the fully diluted number of 45,477,429 includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $2,269,006 in debt) and $2.00 per share (for $1,254,382). Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

The fully diluted number of 45,213,835 includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $2,269,006 in debt) and $2.00 per share (for $1,254,382) as well as the 5,200,000 shares of Series B exchange shares issued related to the ViascanQdata acquisition. The 5,200,000 shares of Series B are exchangeable on a 1 for 1 basis into common stock of the Company. Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

For the year ended December 31, 2015, diluted net loss per share did not include the effect of 7,454,000 shares of common stock issuable upon the exercise of outstanding stock options, 5,200,000 shares of common stock issuable upon the exercise of Series B Preferred Stock and 3,818,769 shares of common stock issuable upon the conversion of convertible debentures, as their effect would be anti-dilutive.

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

We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31, at which date we test our reporting units, which is currently our ownership in Quest Marketing.

None of the goodwill is deductible for income tax purposes.

FOREIGN CURRENCY TRANSLATION

Adjustments resulting from the process of translating foreign functional currency financial statements into U. S. Dollars are included in accumulated other comprehensive income or (loss) in stockholder’s equity. Foreign currency transaction gains and losses are included in current earnings. The functional currency for Quest is the U. S. Dollar.

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at December 31, 2015 and 2014 for all of the net operating loss carryforward except for ViascanQData which has not been analyzed as of December 31, 2015.

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

NOTE 4 – CONCENTRATIONS

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2015 and 2014, the Company’s uninsured cash balance, each totaled $0.

For the years ended December 31, 2015 and 2014, one customer accounted for 12.1% and 13%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2015 and 2014 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 13.6% and 34% of the balance for 2015 and 2014, which represented greater than 10% of accounts receivable at December 31, 2015 and 2014, respectively.

Accounts payable are made up of payable due to vendors in the ordinary course of business at December 31, 2015 and 2014. One vendor made up 62.2% and 82% of the balance, which represented greater than 10% of accounts payable at December 31, 2015 and 2014, respectively.

NOTE 5 – ACQUISITION OF QUEST MARKETING, BCS, AND VIASCANQDATA

On January 10, 2014, the Company completed the purchase of Quest Marketing, Inc. (“Quest”), an Oregon corporation in the technology, software, and mobile data collection systems business.

The Company completed an ASC 805 Purchase Price Allocation for the acquisition by an outside independent valuation analysis.

The purchase price consideration paid was determined to be $18,278,372.

The consideration given to the shareholders of Quest Marketing were as follows:

$6,375,000 in promissory notes, convertible at $1.00 per share and $9,625,000 in promissory notes for which payments were originally to be a minimum of 45.0% of the cash earned from EBITDA of Quest during the prior quarter.

These promissory notes are recorded net of a debt discount of $4,000,000, which is being accreted to interest expense at $800,000 per year.

In November 2014, the promissory notes were amended to be senior subordinated promissory notes with quarterly payments due pro-rata to the promissory notes issued and outstanding in conjunction with the acquisition of BCS (discussed below) at a maximum of 35% of EBITDA. The promissory notes bear interest at 1.89% per year.

The prior owners of Quest Marketing shall retain a security interest in the subsidiary until the promissory note is satisfied.

In accordance with ASC 805-10-25-13, the following table summarizes the fair values of the assets acquired as determined by our independent valuation analysis and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Net Fixed Assets	$68,000
Current Assets (excluding inventory)	7,456,000
Total Inventory (at Net Realizable Value)	60,000
Other Non-Current Assets	3,000
Trade Name	2,700,000
Customer Relationships	4,390,000
Deferred Tax Liability	(2,502,858)
Goodwill	6,104,230
Total purchase price allocated	$18,278,372

On November 21, 2014, the Company completed the purchase of BCS, a California company in the same industry of technology, software, and mobile data collection systems business. BCS also has a small label printing business to complement its data collection systems business.

The purchase price for the shares of BCS was $11,000,000, with a total purchase price consideration of $10,761,382, after a working capital adjustment based on the net working capital at the date of the acquisition. This was completed during February 2015, which reduced the promissory note $603,684.

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

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$75,683
Accounts receivable, net	2,864,661
Other current assets	1,537,912
Other assets	548,311
Fixed assets, net	131,538
Customer relationships	4,800,000
Tradename	770,000
Developed Technology	920,000
Goodwill	4,009,934
Accounts payable and accrued liabilities	(4,896,657)

Total purchase price allocated	$10,761,382

Effective October 1, 2015, the Company completed the purchase of ViascanQdata, a Canadian based company in the same industry of technology, software, and mobile data collection systems business which also has a media and label business.

The purchase price for the shares of ViascanQdata was 5,200,000 shares of Series B Preferred Stock (which are convertible on a 1:1 basis into common shares, with no other preferential rights) as well as a promissory note of one million five hundred thousand dollars ($1,500,000). Given the associated assumed debts at the closing, the goodwill acquired is estimated at $11,137,861. In 2016, the Company will do a valuation of the assets and liabilities acquired and recognize any intangibles that were acquired.

ViascanQdata historically has used the Canadian Dollar (CDN) as their functional currency. All numbers have been adjusted based on the exchange rate with the US Dollar as of the date of the transaction.

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$74,855
Accounts receivable, net	2,163,502
Inventory	1,587,272
Fixed assets, net	1,399,796
Other assets	114,709
Goodwill	11,137,861
Total purchase price allocated	$16,477,995

Accounts Payable and other Current Liabilities	$12,008,825
Long Term Debts Assumed	837,170
Promissory Note Issued	1,500,000
Stock Issued	2,132,000
Total purchase price allocated	$16,477,995

NOTE 6 – INVENTORY

At December 31, 2015 and 2014, inventories consisted of the following:

	2015	2014
Equipment and Clearing Service	$174,085	$56,075
Raw Materials	1,481,909	44,216
Work in Progress	159,234	18,623
Finished goods	916,384	487,317
Total inventories	$2,731,612	$606,231

NOTE 7 – INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2015 and 2014 was $2,506,168 and $9,376, respectively.

	2015	2014
Goodwill	$21,252,024	$14,101,306
Trade Names	3,513,481	2,700,000
Customer Relationships	7,560,352	7,560,352
Software	-	1,276,524
Licenses	-	450,000
Accumulated amortization	(3,759,201)	(1,251,033)
Intangibles, net	$29,782,821	$466,870

Goodwill is not amortized, but is evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of intangibles. The annual evaluation for impairment of goodwill and intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. None of the goodwill is deductible for income tax purposes.

The Company has made a significant investment in software over the years. This amount is treated as intangible assets which are being amortized over the expected useful life. Intangible assets are evaluated annually for potential impairment.

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2015 and 2014.

NOTE 8 – COST OF GOODS SOLD, RELATED PARTY EXPENSES

At the acquisition of Quest Marketing, there was $1,273,292 of related party prepaid expenses for insurance policies, Quest Marketing previously maintained insurance policies with an insurance company which the previous owners own. The Company deemed this to be a related party and the insurance expenses paid during 2013 which was for 2014 coverage, while not a cash expense for 2014, the cost was recorded as an expense from January 2014 through November 2014. The amount of expense was $1,273,292 in prepaid expenses for insurance coverage, paid in 2013, for 2014 coverage. As of January 1, 2014, the Company will not be renewing any of these policies now that they have expired.

During 2015, there were no cost of goods sold related party expenses.

NOTE 9 – INTELLECTUAL PROPERTY

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

On August 27, 2015, the Company entered into a Settlement Agreement with Thomet. Under the terms of the Settlement Agreement, the Company was required to pay Thomet $7,036,000.00 as full satisfaction for two (2) promissory notes held by Thomet by September 30, 2015. Included in this agreement (and deducted from the $7.036 million settlement) was the assignment of license rights to Thomet with an assigned value of $1.15 million. The licenses were previously acquired for $450,000 from Rampart Systems. Thomet shall pay Quest Solution a royalty fee of 3.5% of revenue related to the “gun-barrel,” “rebar inspection,” and “air frame” licenses for a five (5) year period, beginning on the effective date of the Assignment Agreement (as defined in the Settlement Agreement). The parties agreed to exclude the existing mining distribution license from the royalties to be paid to the Company by Thomet. On October 19, 2015, Quest Solution and Thomet entered into that First Amendment to the Omnibus Settlement Agreement, which modified the payment schedule under the Settlement Agreement.

NOTE 10 – OPERATING LEASE COMMITMENTS

In April 2012, Quest Marketing signed an operating lease at 860 Conger Street, Eugene, OR 97402. The premises, consisting of approximately 7,000 square feet of warehouse/office space shall serve as the Company’s new headquarters. The lease provides for monthly payments of $3,837 through March 2013 and adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2 percent in any one year. The lease is due to expire March 2017.

The lease at the Company’s Ohio location, signed by Quest Marketing in July 2011, provides for monthly payments of $2,587 through June 2012 and $2,691 thereafter. The lease is due to expire June 30, 2018.

The Company leases space at its corporate office in Henderson, Nevada at the rate of $850 per month. The lease is an annual lease renewable on a month to month basis beginning in December 2016.

The Company has a commercial real estate operating lease with the former owner of BCS for the company’s BCS office and warehouse location in Garden Grove, CA. Total rent expense at this location was $108,000 for the 12 months ending December 31, 2015 and $9,000 for the 40 days ending December 31, 2014.

On February 1 2005, Qdata signed an operating lease at 6 Shields Court, Suite 105 Markham L3R 4S1 Ontario. The premise consists of approximately 5,750 square feet of warehouse/office space with monthly payments of $6,904 CDN. A new agreement was signed on January 12, 2016 for a reduced area of 2,875 square feet for monthly payments of $2,276 CDN. The lease started February 1, 2016 and is due to expire January 2018

On August 1 2011, Viascan Group Inc. signed an operating lease at 651 Harwood Ave North Ajax Ontario. The premise consists of approximately 36,656 square feet of warehouse/office space with monthly payments of $28,688 CDN. The leaseis due to expire July 31, 2018.

On August 1 2013, Qdata. signed an operating lease at 530 – 538 Berry Street, Winnipeg Manitoba. The premise consists of 2,250 square feet of warehouse/office space with monthly payments of $2,462 CDN. The lease is due to expire July 31, 2016.

On June 1 2014, ViascanQdata signed an operating lease at 110-737 West 3rd Avenue, Suite 110 Vancouver, British Columbia V6J 1K7. The premises consists of office space with monthly payments of $4,754 CDN. The lease is due to expire May 31, 2016.

Total rent expense paid was $293,457 and $204,818 for the years ending December 31, 2015 and 2014, respectively.

The following is a schedule of future minimum facility lease payments required under the related party operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2015.

SUMMARY OF OPERATING LEASE COMMITMENTS

The future minimum operating lease payments are as follows:

Years ending December 31,
2016	$550,005
2017	448,097
2018	137,958
2019	108,000
2020	108,000
Thereafter	117,000
Total	$1,469,060

NOTE 11 – OTHER LIABILITIES

The Company has purchased key man life insurance policies for some of its executives to insure the Company against risk of loss of an executive. Should loss of an executive occur, those funds would be used to pay off their respective promissory notes, repurchase their shares and settle out any amounts owed to them and their estate.

At December 31, 2015, the balance of amount of premium financed notes are $1,194,074 and the cash value of the policy as of this date is $1,101,298, along with $39,694 of prepaid insurance expense costs, with a net negative cash value of the policies of $53,083.

The value of the policies are recorded at the new value per the right of offset noted in FASB No. 39 and 41 and Topics 210-220. To have right of offset, the Company would need to show (1) amounts of debt are determinable, (2) reporting entity has the ‘right’ to setoff, (3) the right is enforceable by law, and (4) reporting entity has the ‘intention’ to setoff. Given that the Company has met all of these, the Company has elected to use the right of setoff as the cash value of the policies are being used as the collateral for the loans. Should the Company default on payments to the policy or determine to not continue with the policies, the cash value of the policy is intended to pay off of the loan. The Company also intends to settle out the loans in the future with the cash value of the policy.

NOTE 12 – PROFIT SHARING PLAN

The Company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company is required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. Company safe harbor contributions were $ 119,721 and $98,066 for the years ending December 31, 2015 and 2014, respectively. The BCS subsidiary also has a Safe Harbor plan within the requirements of ERISA that provides matching contributions equal to 100% of the employee deferred contribution up to 3% of the compensation, plus 50% of the deferred contributions that exceed 3% up to 5% of total participant compensation. The BCS matching contributions for the calendar year ending December 31, 2015 was $ 77,467 and for the 40 days ending December 31, 2014 were $11,170.

NOTE 13 – DEFERRED REVENUE

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

	December 31, 2015	December 31, 2014
Deferred Revenue	$7,263,417	$3,793,181
Less Deferred Costs & Expenses	(6,113,029)	(3,495,904)
Net Deferred Revenue	1,276,850	$297,227
Less Current Portion	742,976
total Long Term net Deferred Revenue	$533,874

Expected future amortization of net deferred revenue, are as follows;
2016		$742,976
2017		484,838
2018		26,919
2019		22,517
total		$1,276,850

NOTE 14 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business. These financing relationships are all classified as current liabilities in the financial statements.

On December 31, 2014 the Company entered into a 3 year, $8 million revolving line of credit agreement with Wells Fargo Bank (“WFB”) which provides for borrowings based on eligible trade accounts receivable, as defined in the WFB loan agreement dated December 31, 2014. The line was secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. All other debt of the Company is subordinated to the bank line of credit.

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

In November 2015, the WFB line of credit was paid off. The Company maintains a purchasing card relationship with WFB with a limit of approximately $300,000 in 2015, of which $47,981 was outstanding as of December 31, 2015, respectively and included in trade accounts payable.

In November 2015, the Company entered into a Sale of Accounts and Security Agreement with Faunus Group International (“FGI”) for the USA with a maximum credit limit of $15,000,000. The line is secured by trade accounts receivable and a first priority lien on substantially all of the assets of the company. The agreement contains certain pricing and fee structures for collateral management, minimum usage, early termination and facility fees. The interest rate at December 31, 2015 was 5.75%. The balance outstanding at December 31, 2015 owed to FGI was $3,586,947.

The Company was not in compliance with the minimum current ratio requirement of .7 to 1.0 at December 31, 2015 and received a default notice from FGI in March 2016. FGI has not enforced any default remedy actions and is working with the company to resolve the default.

Concurrent with the acquisition of ViascanQdata, the Company assumed the existing factoring agreement with FGI with a maximum credit limit of $4,800,000 CDN. The line is secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. The balance outstanding and owed to FGI at December 31, 2015 was $2,579,530 CDN or $1,863,710 USD.

NOTE 15 - NOTES PAYABLE

Notes payable at December 31, consists of the following:

2015
Business Development Bank of Canada #1 - 2	$535,687
Supplier Note Payable	1,162,325
Insurance Note	59,666
All Other	67,276
Total	1,824,954
Less current portion	1,255,477
Long Term Notes Payable	$569,477

Future maturities of notes payable are as follows;

2016	$1,255,477
2017	569,477
Total	$1,824,954

On October 1, 2015, with the acquisition of ViascanQdata the Company assumed the following existing note payable agreements:

BDC loan facility #1 – Viascan/Qdata, The loan facility from the BDC in the amount of $1,250,000CDN was entered into on September 15, 2011, matures on November 12, 2017 and bears interest at a rate of 6.20% per annum. The facility is repayable in monthly installments of $21,105CDN, including interest. The facility is secured by a first rank hypothec on the Company’s property, plant and equipment, with the exception of certain furniture and fixtures, vehicle, computer hardware and computer software.

BDC loan facility #2 – ViascanQdata, The loan facility from the BDC in the amount of $700,000 was entered into on July 23, 2012, matures on November 15, 2017 and bears interest at a rate of 7.70% per annum. The facility is repayable in monthly installments of $11,103CDN, including interest. In addition to the facility being secured by a first rank hypothec on the Company’s property, plant and equipment, with the exception of certain furniture and fixtures, vehicle, computer hardware and computer software, the facility is guaranteed by security interest on all intangible assets and has priority on accounts receivable and inventory to a maximum of $450,000.

The Company finances its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for twelve months and the premium is financed over 9 months in equal monthly installments of $15,688 at 6% interest. The outstanding balance at December 31, 2015 was $59,666 and the monthly payments are current.

On March 24, 2016, the Company converted by negotiated settlement a $1,598,423 CDN ($1,150,864 USD) past due and outstanding trade payable into a 14 month commercial promissory note due May 31, 2017. Monthly payments are structured to the cash flow cycles of the business ranging from $56,667 CDN to $130,000 CDN per month ($40,800 USD to $93,600 USD per month.) The monthly installments under this note total $1,568,422 CDN and the final $30,000 balance will be forgiven if all monthly payments have been timely made under this commercial note agreement.

NOTE 16 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	December 31, 2015	December 31, 2014

Note payable - acquisition of Quest	$6,577,509	$13,408,825
Note payable – acquisition of BCS	10,348,808	11,000,000
Note payable – acquisition of ViascanQdata	2,446,969	-
Note payable – BCS CTO	150,000	-
Shareholder note payable	720,600	-
Quest Preferred Stock Note Payable	3,120,000	-
Total notes payable	23,363,886	24,408,825
Less: debt discount	(2,306,298)	(3,200,000)
Less: current portion	(7,146,820)	(4,201,650)
Total long-term notes payable	$13,910,768	$17,007,175

As of December 31, 2015 and 2014, the Company record interest expense in connection with these notes in the amount of $177,774 and $51,806, respectively.

In connection with the BCS acquisition the company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the company’s bank debt. The balance on this loan at December 31, 2015 was $157,495 of which $53,657 is classified as current and $103,838 is long term.

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The current interest is at 1.89%, but subsequent to December 31, 2015, the interest was increased to 6% and is due in 2017.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subsequent to board approval so no debt holder can own more than 5% of the outstanding shares.

The note payable in relation to the acquisition of ViascanQdata was issued effective October 1, 2015. $1,500,000 of the note was issued to Viascan Group, a related party due to the ownership interest our CEO and head of Media Sales (the former owners of ViascanQData). The interest rate is 6% on this note with payments due 2016-2018. The balance are debts assumed by the Company on the transaction. Principal payments have been postponed.

The note payable to the BCS former CTO is in relation to a settlement with payments of $4,757.58 per  month including interest at 1.84%.

The shareholder note payable to Kurdi is in conjunction with the amounts owed to the former owner of ViascanQData, this note bears interest at 6%. Principal payments have been postponed.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to an employee. The principle payments have been postponed.

Subsequent to the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. During this process, it was determined a debt discount of $4,000,000 (original issue discount, OID) should be assigned to the promissory note. That debt discount is being accreted over the term of the 5 years at $200,000 per quarter.

Future maturities of subordinated notes payable at December 31, 2015 is as follows:

2016	$7,146,820
2017	6,144,698
2018	9,526,368
2019	468,000
2020	78,000
Total	$23,363,886

NOTE 17 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2015, there were 10,000,000 Series A preferred shares authorized and 0 preferred shares outstanding. At December 31, 2014, there were 10,000,000 Series A preferred shares authorized and 500,000 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

On October 1, 2015, the Board of directors authorized the repurchase and retirement of all of the issued and outstanding Series A preferred shares and 3,400,000 stock options in exchange for a $3,120,000 subordinated note.

Series B

As of December 31, 2015, there were 5,200,000 preferred shares authorized and 5,200,000 preferred shares outstanding. At December 31, 2014 the preferred had not been authorized.

These preferred shares were issued solely for the purpose of the acquisition of ViascanQdata and are only convertible into common shares at the rate of 1 for 1 at any time. They have no preferential rights above common shares.

COMMON STOCK

In January 2014, concurrent with the cancellation of the license agreement, the Company cancelled two consulting agreements previously entered into during April 2013, in which shares previously issued were returned in full to the Company. A total of 1,765,000 shares valued at $205,255 were returned and canceled in full settlement.

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

On August 8, 2014, the Company issued 250,000 shares of stock related to warrants which were exercised, valued at $2,500.

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

On June 24, 2015, Quest issued subordinated promissory notes (the “Promissory Notes”) to three investors (who are also Quest employees) in the aggregate principal amount of $400,000 in exchange for an aggregate 170,000 shares of Quest’s restricted common stock, par value $0.001 per share. This amount is treated as a related party advance on the balance sheet. The Company recorded an interest expense of $62,731 relative to this issuance.

During the quarter ended June 30, 2015, the Company issued 650,000 shares of restricted common stock to consultants of the Company relative to a 12 month contract. The Company has the option to repurchase 550,000 of the shares issued within the 12 month period. The Company also issued 100,000 shares to the Chief Executive Officer in connection with his employment contract on May 1, 2015, the Company recorded a $219,853 expense related to the consulting contracts to be amortized over the period of these contracts and has $69,027 remaining to expense in fiscal 2016.

During the quarter ended September 30, 2015, a stockholder of the Company voluntarily returned 2,517 shares of Common Stock, which were canceled from the Company’s issued and outstanding shares.

During the quarter ended December 31, 2015, the Compensation Committee of the board of directors agreed to quarterly issuance / vesting of 12,500 common shares per independent board member as compensation. During the 4th quarter, 37,500 shares were issued in conjunction with this agreement at a value of $15,375.

During the quarter ended December 31, 2015, the Company issued 100,000 common shares to a consultant for services valued at $22,000 and 20,000 common shares to an employee valued at $4,600.

Related Party

Quest Solution agreed to redeem 900,000 shares of common stock from Thomet pursuant to the Settlement Agreement which was redeemed before December 31, 2015.

Quest Solution issued 1,000,000 shares of restricted common stock to a note holder pursuant to the Settlement Agreement valued at $357,000 during the third quarter of 2015.

As of December 31, 2015, the company had 36,871,478 common shares outstanding.

Warrants and Options

During the first quarter of 2014, the Company issued warrants to executives of Quest Marketing with the following milestones:

●	When the Company reaches $35,000,000 in sales from the Quest Marketing subsidiary, 5,000,000 warrants at $1.00 per share vest and become exercisable. These warrants expire on January 9, 2016.

●	When the Company makes it to the NASDAQ or AMEX or larger exchange, 2,000,000 warrants at $3.00 per share vest and become exercisable. These warrants expire on January 9, 2017.

●	Additionally, when the combined Company reaches $40,000,000 in sales, a 2,000,000 share bonus is given to the executives. This expires January 8, 2017.

All three of the above agreements were subsequently canceled in 2015.

On July 1, 2014, the Company issued a consultant a total of 200,000 warrants valued at $113,548 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 2 years; risk free interest rate of 0.47%; dividend yield of 0% and expected volatility of 283%. As of December 31, 2014, the agreement with this consultant had been canceled and a total of $14,194 had been recognized as expense.

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

During November 2014, with the acquisition of BCS, the Company granted two stock options to purchase an aggregate of 2,500,000 shares of common stock: (i) a time-vested options to purchase 1,500,000 shares based on the duration of the BCS stockholder’s service with the Company to that Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest in over the next four (4) years, with the first vesting of 12.5% of the balance at six (6) months from the date of issuance. (ii) a performance stock option to purchase 1,000,000 shares based on the achievement of specified revenue and net income milestones to an Executive with an exercise price of $0.50 per share, which expire on November 20, 2024. The options vest after completion of nine (9) years of service with the Company or on having consolidated revenues greater than $45 million.

During November 2014, with the acquisition of BCS, the Company issued two service-based stock options to purchase 1,200,000 shares of Common Stock each. These Options vests with respect to 200,000 shares on November 20, 2014, and the balance will vest in a series of twenty (20) equal installments on the last day of each complete calendar quarter over the five (5)-year period commencing on December 31, 2014, subject to their continuous service with the Company. On November 20, 2014, the Company vested a total of 400,000 warrants valued at $183,662. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50, term of 5 years; risk free interest rate of 1.64%; dividend yield of 0% and expected volatility of 154%. As of December 31, 2014 a total value of these 400,000 had been recognized as expense.

During November 2014, with the acquisition of BCS, the Company issued two performance-based stock option to purchase 2,200,000 shares of common stock each. These options will vest and become exercisable for all of the shares on November 21, 2023, provided that the Executives remains in continuous service with the Company on such date. The shares subject to the option will vest as follows: (a) if the Company achieves annual net revenues between $100 million and $150 million in any given year, an additional 200,000 shares shall immediately vest; (b) if the Company achieves net revenues between $150 million and $200 million in any given year, an additional 400,000 shares shall immediately vest; (c) if the Company achieves annual net revenues between $200 million and $300 million in any given year, an additional 600,000 shares shall immediately vest; and (d) if the Company achieves annual net revenues in excess of $300 million in any given year, an additional 1,000,000 shares shall immediately vest (until, in each case, the option is fully vested). In the event of any vesting event in (a) through (d) above where net income as a percentage of net revenues exceeds 10%, then the shares vesting on such event shall be increased by 50%. In the event net income as a percentage of net revenues for such year is less than 5%, then the shares vesting on such event shall be decreased by 50%. During 2015, half of these stock options were canceled.

In 2015 there were 1,869,000 stock options / warrants vested for consulting, Board service and employees. The value was calculated using the Black-Scholes pricing model using the following weighted average variables-Stock price at Grant of $.32; exercise price at grant of $.36; Term of 3.7 years; Volatility of 113%; Discount rate of 1.03%. The calculated value of the grants was $429,617. The amount expensed in 2015 totaled $429,617.

Stock options/warrants - The following table summarizes information about options and warrants granted during the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2013	3,460,000	0.73

Options/warrants granted	16,700,000	1.08
Options/warrants expired
Options/warrants cancelled, forfeited	(2,200,000)	1.00
Options/warrants exercised	(250,000)	0.01

Balance, December 31, 2014	17,710,000	0.94

Options/warrants granted	144,000	0.36
Options/warrants expired	-	-
Options/warrants cancelled, forfeited	(10,400,000)	1.22
Options/warrants exercised	-	-

Balance, December 31, 2015	7,454,000	0.50

During 2015, the company canceled a total of 10,400,000 stock options/warrants that were issued in connection with the acquisition of Quest Marketing, Inc. (7,000,000) and 3,400,000 options cancelled in connection with the redemption and cancellation of the Series A preferred stock from the former CEO.

As of December 31, 2015 the company had 7,454,000 stock options and warrants outstanding. A total of 3,029,000 of the options and warrants have vested, the balance of unvested options are held by 2 employees and will vest at approximately 143,750 per quarter until fully vested in 2019. These options have an exercise price of $.50 per share.

For the year ending December 31, 2015 the company recorded stock compensation expense relating to the vesting of stock options as follows;

Board compensation expense	$15,375
Stock compensation	315,480
Stock Option vesting	420,197
Total	$751,034

NOTE 18 – LITIGATION

As of December 31, 2015, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 19 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, Footnote 9.

In connection with the BCS acquisition the Company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the company on April 30, 2015. The company recorded the fair market value of this earn out receivable at $350,000 as of the acquisition date by the Company. No royalties have been earned and no payments made to or received by the company as of December 31, 2015 and 2014, respectively.

As of December 31, 2014, the Company owes $67,000 to an entity controlled by the now CFO for services provided to BCS prior to its acquisition in November 2014. As of December 31, 2015, this amount was $0.

On November 10, 2014, the Company issued 900,000 shares valued at $387,000 to settle $450,000 debt due to a related party. During 2015, these shares were redeemed by the Company.

In December 2014, the Company issued a total of 419,079 shares valued at $159,250 to settle various debts to officers.

During 2015, the Company issued 1,000,000 shares of restricted Common Stock to a note holder, who is also an employee of the Company, pursuant to the Settlement Agreement valued at $357,000 during the third quarter of 2015.

During 2015, the Company redeemed the Series A preferred stock and 3,400,000 common stock options from an employee of the Company, pursuant to the Redemption Agreement valued at $3,120,000, during the fourth quarter of 2015.

Additional related party transactions discussed in Notes 15 and 17.

NOTE 20 – INCOME TAX

Included in the current tax provision of $12,454 is state income taxes of $18,037 and included in the deferred benefit for income tax is state income taxes of $122,457.

During the twelve months ended December 31, 2015, the Company recognized a tax benefit of $1,797,977 related to the deferred tax asset true up for items allocated from acquisitions that were not deductible for tax purposes, mainly intangible assets.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows at December 31, 2015:

Deferred tax assets	Current	Long-Term
Reserves and deferred revenue	$160,545	$-
Stock options and other	-	82,152
Net operating loss		986,999
Total gross deferred tax assets	160,545	1,069,151

Deferred tax liabilities	-	-
Amortization of intangible assets and depreciation	-	(653,156)

Net deferred tax assets	$160,545	$433,995

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2015	2014
Deferred tax assets	$2,440,391	$3,937,627
Valuation allowance	(1,845,851)	(2,638,210)
Total deferred tax assets	$594,542	$1,299,417

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $1,845,850 and $2,638,210, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.. As the Company continues its integration process of Quest Marketing and BCS, the Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur.

Reconciliation between the statutory rate and the effective tax rate in 2014 was an effective rate of 130% vs 34% statutory rate for recognition of NOL benefits. The reconciliation between statutory rate and effective rate is as follows at December 31, 2015:

Federal statutory tax rate	(34.0)%
State taxes	4.81%
Nondeductible items	(1.53)%
Change in valuation allowance	25.24%
Return to provision adjustments	(5.65)%

Effective tax rate	56.87%

The Company reported no uncertain tax liability as of December 31, 2015 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2012, 2013 and 2014 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2015, the Company had a net operating loss (NOL) carryforward of approximately $15,151,000. The NOL carryforward begins to expire in 2024.

NOTE 21 – SUBSEQUENT EVENTS

The board of directors has approved the creation of a Series C Preferred Stock which will carry a $1.00 per share value and convertible into common stock at $1.00 per share. The Company intends to work with debt holders for them to convert their debt into the Series C Preferred Stock. The Series C Preferred stock will be redeemable at the option of the Board and will carry a 6% dividend. The Company intends to have at least $4,000,000 of debt converted into the Series C Preferred during the second quarter of fiscal 2016.

The Company plans to repurchase at least 4,500,000 shares of common stock (including the 900,000 shares acquired on December 31, 2015 with the Thomet settlement) through the end of 2016. It is anticipated that the completion of this will be completed before the end of Q3 2016. The company is repurchasing these shares to create the Company’s Employee Stock Purchase Plan (“ESPP”) and to reduce the issued and outstanding shares of the Company. The ESPP will allow all employees to purchase shares of stock directly from the Company and eventually directly from the market. The Company has begun the launch of this program in the United States and will be launching soon with its Canada operations. The Company intends for this process to be non-dilutive to shareholders.

On March 24, 2016 , the Company converted by negotiated settlement a $1,598,423 CDN ($1,150,864 USD) past due and outstanding trade payable into a 14 month commercial promissory note due May 31, 2017. Monthly payments are structured to the cash flow cycles of the business ranging from $56,667 CDN to $130,000 CDN per month ($40,800 USD to $93,600 USD per month.) The monthly installments under this note total $1,568,422 CDN and the final $30,000 balance will be forgiven if all monthly payments have been timely made under this commercial note agreement.

The company has reviewed all relevant data and other than above, no material subsequent items have occurred.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Series A Preferred Stock Certificate of Designation, incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2004, Commission File No. 000-09047

3.2	Certificate of Amendment of the Certificate of Designation of Series A Preferred Stock of Quest Solution, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2015, Commission File No. 000-09047

3.3	Certificate of Designation of Series B Preferred Stock of Quest Solution, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

4.1	Zicman Promissory Note, dated January 18, 2014, incorporated by reference to Exhibit 16.3 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2014, Commission File No. 000-09047

4.2	Marin Secured Subordinated Convertible Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.3	Amendment to Secured Subordinated Convertible Promissory Note dated as of December 31, 2014 entered into by and between Quest and David Marin, incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2015, Commission File No. 000-09047

4.4	Second Amendment to Secured Subordinated Convertible Promissory Note, by and between Quest Solution, Inc. and David Marin, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

4.5	Thomet Amended and Restated Secured Subordinated Convertible Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.6	Thomet Amended and Restated Secured Subordinated Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.7	Amendment to Amended and Restated Secured Subordinated Convertible Promissory Note dated as of December 31, 2014 entered into by and between Quest Solution, Inc. and Kurt Thomet, incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2015, Commission File No. 000-09047

4.8	Zicman Amended and Restated Secured Subordinated Convertible Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.9	Zicman Amended and Restated Secured Subordinated Promissory Note, dated November 21, 2014, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

4.10	Amendment to Amended and Restated Secured Subordinated Convertible Promissory Note dated as of December 31, 2014 entered into by and between Quest Solution, Inc. and George Zicman, incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2015, Commission File No. 000-09047

19

4.11	$1,000,000 Subordinated Promissory Note, dated October 1, 2015, from Quest Solution, Inc. to Viascan Group, Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

4.12	$500,000 Subordinated Promissory Note, dated October 1, 2015, from Quest Solution, Inc. to Viascan Group, Inc., incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

4.13	$3,120,000 Secured Subordinated Convertible Promissory Note, from Quest Solution, Inc. to Jason F. Griffith, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.1	Share Purchase Agreement, dated January 1, 2014, by and among Amerigo Energy, Inc., Quest Solution, Inc. and Quest Solution, Inc. shareholders, incorporated by reference to Exhibit 16.2 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2014, Commission File No. 000-09047

10.2	Stock Purchase Agreement, dated November 17, 2014, by and among Quest Solution, Inc., Bar Code Specialties, Inc., and David Marin, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.3*	Ross Employment Contract, dated November 20, 2014, incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.4*	First Amendment to Employment Agreement of Scot Ross, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2015, Commission File No. 000-09047

10.5*	Griffith Employment Contract, dated November 20, 2014, incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.6*	First Amendment to Employment Agreement of Jason Griffith, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2015, Commission File No. 000-09047

10.7*	Miller Employment Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2015, Commission File No. 000-09047

10.8*	First Amendment to Employment Agreement, by and between Quest Solution, Inc. and Thomas O. Miller, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2015, Commission File No. 000-09047

10.9*	Second Amendment to Employment Agreement, by and between Question Solution, Inc. and Thomas O. Miller, incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.10*	Employment Agreement, by and between Quest Solution, Inc. and Gilles Gaudreault, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.11*	Employment Agreement, by and between Quest Solution, Inc. and Jean-Paul Chartier, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

20

10.12*	Employment Agreement, by and between Quest Solution, Inc. and Denis Kurdi, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.13*	Employment Agreement, by and between Quest Solution, Inc. and Bertrand Martelle, incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.14	Omnibus Settlement Agreement, by and between Quest Solution, Inc. and Kurt Thomet, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2015, Commission File No. 000-09047

10.15	First Amendment to Omnibus Settlement Agreement, by and between Quest Solution, Inc. and Kurt Thomet, incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.16	Security Agreement, dated November 21, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.17	Security Agreement, dated November 21, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 28, 2014, Commission File No. 000-09047

10.18	Credit Agreement dated December 31, 2014 by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2015, Commission File No. 000-09047

10.19	First Amendment to Credit Agreement, dated June 24, 2015, by and among Quest Solution, Inc., the Borrowers and the Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2015, Commission File No. 000-09047

10.20	Continuing Guaranty dated December 31, 2014 by Quest Solution, Inc. in favor of Wells Fargo Bank, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2015, Commission File No. 000-09047

10.21	Security Agreement dated December 31, 2014 by and among Quest Solution Inc., Quest Marketing, Inc., Bar Code Specialties, Inc. and Wells Fargo Bank, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on January 7, 2015, Commission File No. 000-09047

10.22	Sale of Accounts and Security Agreement, by and among Quest Marketing, Inc., Bar Code Specialties, Inc. and Faunus Group International, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.23	Acquisition Agreement, by and among the Quest Solution, Inc., Quest Exchange, Ltd., Viascan Group, Inc. and ViascanQData, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

21

10.24	Exchangeable Share Support Agreement, between Quest Solution, Inc. and Quest Exchange, Ltd. , incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.25	Voting Exchange Agreement, by and among the Quest Solution, Inc., Quest Exchange, Ltd., Viascan Group, Inc. and ViascanQData, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.26	Notice and Offer of Settlement under Amended and Restated Secured Subordinated Convertible Promissory Note, by and between Quest Solution, Inc. and George Zicman, incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.27	Stock Redemption Agreement, by and between Quest Solution, Inc. and Jason F. Griffith, incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

10.28	Security Agreement, by and between Quest Solution, Inc. and Jason F. Griffith, incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed on November 10, 2015, Commission File No. 000-09047

21.1	Subsidiaries of the Registrant

23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management compensatory plan, contract or arrangement.

22