Form 10-Q
period 2016-03-31
Quest Solution, Inc.
filed 2016-05-23
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 000-09047

QUEST SOLUTION, INC

(Exact name of registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 Conger Street

Eugene, OR 97402
(Address of principal executive offices) (Zip Code)

(714) 899-4800

(Registrant’s telephone number, including area code)

N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,985,478 shares of common stock, $0.001 par value, as of May 20, 2016.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$1,136,578	$842,715
Restricted Cash	553,439	690,850
Accounts receivable, net	11,666,552	11,409,258
Inventory, net	3,291,354	2,731,612
Prepaid expenses	1,680,169	730,591
Deferred tax asset, current portion	160,545	160,545
Other current assets	458,699	396,775
Total current assets	18,947,336	16,962,346

Fixed assets, net of accumulated depreciation of $2,128,372 and $1,962,497, respectively	1,447,276	1,450,660
Deferred tax asset	433,997	433,997
Goodwill	21,252,024	21,252,024
Trade name	3,369,231	3,513,481
Intangibles, net	9,567	8,250
Customer Relationships	7,279,177	7,560,352
Other assets	681,971	689,347

Total assets	$53,420,579	$51,870,457

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$23,153,977	$19,849,978
Accounts payable and accrued liabilities, related party	338,706	177,776
Line of credit	4,549,574	5,450,657
Advances, related party	400,000	400,000
Accrued payroll and sales tax	1,618,618	1,598,335
Deferred revenue, net	618,313	742,976
Current portion of note payable	1,374,738	1,255,477
Notes payable, related parties, current portion	8,564,275	7,146,820
Other current liabilities	187,199	433,784
Total current liabilities	40,805,400	37,055,803

Long term liabilities
Note payable, related party, net of debt discount	13,436,146	13,910,768
Long term portion of note payable	561,816	569,477
Deferred revenue, net	789,106	533,874
Other long term liabilities	168,724	271,902
Total liabilities	55,761,192	52,341,824

Stockholders’ (deficit)
Series A Preferred stock; $0.001 par value; 25,000,000 shares authorized 0, outstanding as of March 31, 2016 and December 31, 2015, respectively.	0	0
Series B Preferred stock; $0.001 par value; 5,200,000 shares authorized and 5,200,000 shares outstanding as of March 31, 2016 and December 31, 2015, respectively.	5,200	5,200
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,947,978 and 36,871,478 shares outstanding of March 31, 2016 and December 31, 2015, respectively.	36,948	36,871
Additional paid-in capital	18,004,755	17,943,798
Accumulated Other Comprehensive Loss	(427,551)	0
Accumulated (deficit)	(19,959,965)	(18,457,236)
Total stockholders’ (deficit)	(2,340,613)	(471,367)
Total liabilities and stockholders’ (deficit)	$53,420,579	$51,870,457

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months
	ending March 31,
	2016	2015
Revenues
Gross Sales	$18,685,086	$10,712,016
Less sales returns, discounts, & allowances	(290,524)	(36,046)
Total Revenues	18,394,562	10,675,970

Cost of goods sold
Cost of goods sold	14,576,548	8,281,365
Total costs of goods sold	14,576,548	8,281,365

Gross profit	3,818,014	2,394,605

Operating expenses
General and administrative	894,257	856,600
Salary and employee benefits	3,126,401	1,518,900
Depreciation and amortization	495,587	25,496
Professional fees	229,455	88,480
Total operating expenses	4,745,700	2,489,476

Loss from operations	(927,686)	(94,871)

Other income (expenses):
Gain on Foreign Currency	340,512	-
Other Taxes	-	113
Interest expense	(915,389)	(395,272)
Other expenses	(166)	(392)
Other income	-	68,340
Total other income (expenses)	(575,044)	(327,211)

Net Loss Before Income Taxes	(1,502,729)	(422,082)

Benefit for Income Taxes
Deferred	-	-
Current	-	-
Total Benefit for Income Taxes	-	-

Net Loss	$(1,502,729)	$(422,082)

Other Comprehensive Loss
Foreign Currency Adjustments	427,551	-
Comprehensive Loss from Operations	$(1,930,280)	$(422,082)

Net (loss) per share - basic	$(0.05)	$(0.01)
Net (loss) per share - diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic	36,947,978	35,029,495
Weighted average number of common shares outstanding - diluted	36,947,978	39,971,337

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months
	ending March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,502,729)	$(422,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	149,011	(38,075)
Warrants granted	-	19,758
Debt discount accretion	200,000	200,000
Depreciation and amortization	495,587	3,519
Interest expense unpaid	107,064	(344,036)
Unrealized Foreign Exchange Gain	(235,930)	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(112,945)	588,155
(Increase) in prepaid expenses	(52,376)	(77,465)
(Increase) / decrease in inventory	(397,775)	103,267
(Increase) / decrease in customer deposit	-	4,775
Increase / (decrease) in accounts payable and accrued liabilities	2,952,822	(721,397)
Increase/(decrease) in accounts payable and accrued liabilities, related party	160,930	-
Increase in deferred revenues, net	126,285	827,228
Increase / (decrease) in accrued payroll and sales taxes payable	5,981	-
Increase / (decrease) in other assets	(51,146)	3,458
(Increase) in other liabilities	(351,303)	(15,545)
Net cash provided by operating activities	1,493,476	131,560

Cash flows from investing activities:
Decrease Intangibles and other assets	(1,317)	-
Decrease in restricted Cash	137,411	-
(Purchase of) Sale of property and equipment	(7,789)	13,543
Net cash provided by investing activities	128,305	13,543

Cash flows from financing activities:
Proceeds (payment) on line of credit	(940,411)	694,595
Proceeds (payment) from notes/loans payable	(387,507)	(786,007)
Payment on loans payable	-	(10,000)
Net cash (used in) financing activities	(1,327,918)	(101,412)

Net increase in cash	293,863	43,691
Cash, beginning of period	842,715	233,741
Cash, end of period	$1,136,578	$277,432

Cash paid for interest	$489,125	$34,708
Cash paid for taxes	$-	$79,484
Supplementary cash flow information:
Stock issued for services	$104,777	$-
Warrants and stock options issued	$44,234	$72,000

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Bar Code Specialties, Inc., (“BCS”) a California Corporation and Quest Canada, Inc., (formerly known as ViascanQdata, Inc.), (“Viascan”) a Canadian based operation in the same business line as Quest.. BCS was acquired on November 21, 2014, and as such the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. Effective October 1, 2015, the financial statements of Viascan have been consolidated into the Company’s consolidated results of operations. The companies currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $553,439 at March 31, 2016. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $88,215 and $83,870 for the period ending March 31, 2016 and December 31, 2015, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for period ending March 31, 2016 and December 31, 2015 was $70,162 and $155,798, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending March 31, 2016 and December 31, 2015 was $425,428 and $2,506,168, respectively.

	March 31, 2016	December 31, 2015
Goodwill	$21,252,024	$21,252,024
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(2,931,592)	(2,506,168)
Intangibles, net	$31,909,432	$32,325,856

Total expected amortization expense for the next 2 years are as follows:

Years ending December 31,
2016	$1,701,714
2017	1,701,714
Total	$3,403,428

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of March 31, 2016 and December 31, 2015. The net value of these intangible assets of March 31, 2016 and December 31, 2015 was $9,567 and $8,250. No additions were made in the first quarter of 2016.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the period ending March 31, 2016 and March 31, 2015, the Company spent $21,688 and $77,410 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the period earned.

INVENTORY

Substantially all inventory consists of raw materials and finished goods and are valued based upon first-in first-out (“FIFO”) cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slow moving products or discontinued items as well as the market conditions for the specific inventory items. Inventory reserves relating primarily to the acquisition of Viascan on October 1, 2015 of $649,511 and $609,443, were recorded as of March 31, 2016 and December 31, 2015, respectively.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the period ending March 31, 2016 or fiscal year ending December 31, 2015.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during the quarter ending March 31, 2016 and in the fiscal year ended December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company does not have any unrecorded contingent liabilities.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of March 31, 2016 and March 31, 2015 were 36,947,978 and 35,029,495, respectively.

The fully diluted number of 45,213,835, includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $2,656,382 in debt) and $2.00 per share (for $1,962,382 in debt). Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

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

Foreign currency translation, foreign exchange contracts and comprehensive loss

The functional currency of the Company’s foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are included in accumulated other comprehensive income (loss) and reported as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in net income (loss).

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the three month periods ended March 31, 2016 and 2015.

Total comprehensive loss is comprised of net loss and other comprehensive earnings losses 1,858, such as foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its recent acquisitions. As of March 31, 2016, the Company had a working capital deficit of $21,858,064 and an accumulated deficit and accumulated other comprehensive loss of $20,387,516. The Company is dependent on the completion of working capital financings, vendor trade credit extensions, restructuring of subordinated debt and private placement of its securities in order to continue operations. Additionally, the company is currently in default under it’s financing agreements with FGI, as more fully discussed in Note 10 to these financial statements. These factors taken together raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Citizens National Bank and Wells Fargo Bank, which are FDIC insured institutions. In Canada, the Canada Deposit Insurance Corporation (CDIC) insures eligible deposits at each member bank/institution up to a maximum of $100,000 CDN (principal and interest combined) per depositor. Based on these facts, collectability of bank balances appears to be adequate.

For the quarter and year ending March 31, 2016 and March 31, 2015, one customer accounted for 20% and another customer accounted for 5% of the Company’s revenues, respectively.

Accounts receivable at March 31, 2016 and December 31, 2015 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 30.7% and another customer 13.6% of the trade accounts receivable balances at March 31, 2016 and December 31, 2015, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at March 31, 2016 and December 31, 2015. One vendor made up 55.0% and 62.2%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at March 31, 2016 and December 31, 2015, respectively.

NOTE 4 – ACQUISITION OF VIASCANQDATA, INC.

On November 6, 2015, effective as of October 1, 2015, the Company completed the purchase of ViascanQdata, a Canadian based company in the same industry of technology, software, and mobile data collection systems business which also has a media and label business.

The purchase price for the shares of ViascanQdata was 5,200,000 shares of Series A Preferred Shares of Quest Exchange Ltd. (the “Exchangeable Shares”) (which are convertible on a 1:1 basis into common shares of Quest Solution, Inc., with no other preferential rights) as well as a promissory note of one million five hundred thousand dollars ($1,500,000). Given the associated assumed debts at the closing, the goodwill acquired is estimated at $11,137,861. In 2016, the Company will do a valuation of the assets and liabilities acquired and recognize any intangibles that were acquired.

ViascanQdata historically has used the Canadian Dollar (CDN) as its functional currency. All numbers have been adjusted based on the exchange rate with the US Dollar as of the date of the transaction.

In accordance with ASC 805-10-25-13, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the preliminary allocation of the purchase price to the fair value of net assets acquired:

Cash	$74,855
Accounts receivable, net	2,163,502
Inventory	1,587,272
Fixed assets, net	1,399,796
Other assets	114,709
Goodwill	11,137,861
Total purchase price allocated	$16,477,995

Accounts Payable and other Current Liabilities	$12,008,825
Long Term Debts Assumed	837,170
Promissory Note Issued	1,500,000
Stock Issued	2,132,000
Total purchase price allocated	$16,477,995

NOTE 5 – INVENTORY

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015
Equipment and clearing service	$1,609,231	$1,292,109
Raw Materials	761,361	795,453
Work in Progress	320,866	79,444
Finished Goods	1,249,407	1,174,049
Inventory Reserves	(649,511)	(609,443)
Total inventories	$3,291,354	$2,731,612

NOTE 6 – PREPAIDS

The Company currently has $699,679 and $730,591 of expenses that were prepaid as of March 31, 2016 and December 31, 2015, respectively, which we expect to expense during 2016.

The Company plans to repurchase at least 4,500,000 shares of common stock (including the 900,000 shares acquired on December 31, 2015 with the Thomet settlement) through the end of 2016. It is anticipated that the completion of this will be completed before the end of third Quarter 2016. The Company is repurchasing these shares to create the Company’s Employee Stock Purchase Plan (“ESPP”) and to reduce the issued and outstanding shares of the Company. The ESPP will allow all employees to purchase shares of stock directly from the Company and eventually directly from the market. The Company has begun the launch of this program in the United States and will be launching soon with its Canada operations. The Company intends for this process to be non-dilutive to shareholders. The Company has recorded a $980,490 prepaid deposit on the balance sheet relative to the plan to repurchase shares for the ESPP.

NOTE 7 – INTELLECTUAL PROPERTY

On August 27, 2015, the Company entered into a Settlement Agreement with a former owner and current subordinated debt holder. Under the terms of the Settlement Agreement, the Company was required to pay $7,036,000 as full satisfaction for two (2) promissory notes by September 30, 2015. Included in this agreement (and deducted from the $7.036 million settlement) was the assignment of license rights with an assigned value of $1.15 million. The licenses were previously acquired for $450,000 from Rampart Systems. The assignee has agreed to pay Quest Solution a royalty fee of 3.5% of revenue related to the “gun-barrel,” “rebar inspection,” and “air frame” licenses for a five (5) year period, beginning on the effective date of the Assignment Agreement (as defined in the Settlement Agreement). The parties agreed to exclude the existing mining distribution license from the royalties to be paid to the Company by the assignee. On October 19, 2015, Quest Solution entered into that First Amendment to the Omnibus Settlement Agreement, which modified the payment schedule under the Settlement Agreement.

NOTE 8 – OTHER LIABILITIES

The Company has purchased key man life insurance policies for some of its executives to insure the Company against risk of loss of an executive. Should loss of an executive occur, those funds would be used to pay off their respective promissory notes, repurchase their shares and settle out any amounts owed to them and their estate.

At March 31, 2015, the balance of amount of premium financed notes are $1,194,074 and the cash value of the policy as of this date is $1,087,826, along with $39,694 of prepaid insurance expense costs, with a net negative cash value of the policies of $106,248.

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

NOTE 9 – DEFERRED REVENUE

Deferred revenue consists of prepaid third party hardware service agreements, software maintenance service contracts and the related costs and expenses recorded net of the revenue charged to the customer and paid within normal business terms. The net amount recorded as a deferred revenue liability is being recognized into the results of operations over the related periods on a straight line basis, normally 1-5 years with 3 years being the average term.

	March 31, 2016	December 31, 2015
Deferred Revenue	$8,037,947	$7,389,877
Less Deferred Costs & Expenses	(6,630,528)	(6,113,027)
Net Deferred Revenue	1,407,419	1,276,850
Less Current Portion	618,313	742,976
Total Long Term net Deferred Revenue	$789,106	$533,874

Expected future recognition of net deferred revenue as of March 31, 2016, are as follows;

2017	$417,347
2018	272,276
2019	122,277
Total	$811,900

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business. These financing relationships are all classified as current liabilities in the financial statements.

On December 31, 2014, the Company entered into a 3 year, $8 million revolving line of credit agreement with Wells Fargo Bank (“WFB”) which provides for borrowings based on eligible trade accounts receivable, as defined in the WFB loan agreement dated December 31, 2014. The line was secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. All other debt of the Company was subordinated to the WFB bank line of credit. In November 2015, the WFB line of credit was paid off. The Company continues to maintain a purchasing card relationship with WFB with a limit of approximately $300,000, of which $14,578 was outstanding as of March 31, 2016 and included in trade accounts payable.

In November 2015, the Company entered into a Sale of Accounts and Security Agreement with Faunus Group International (“FGI”) for the USA with a maximum credit limit of $15,000,000. The line is secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. The agreement contains certain pricing and fee structures for collateral management, minimum usage, early termination and facility fees. The interest rate at March 31, 2016 was 8.75% which included penalty interest of 3%. The balance outstanding at March 31, 2016 owed to FGI under this credit facility was $ 3,838,331. On April 25, 2016, the maximum amount of credit under the facility was reduced to $7,500,000 by written amendment between FGI and the Company. The amendment also modified the agreement (i) to reduce the minimum monthly net funds employed during each contract year from no less than $4,000,000 to no less than $2,500,000 and (ii) to increase the non-refundable monthly collateral management fee from 0.37% to 0.40%.

As of March 31, 2016 and December 31, 2015, the Company was not in compliance with the minimum current ratio requirement of .7 to 1.0 and certain other non-financial covenants and the Company received a default notice from FGI in March 2016. FGI has increased the default interest rate 3% and has not enforced any other default remedy actions and is currently working with the Company to resolve the default.

Concurrent with the acquisition of ViascanQdata, the Company assumed the existing factoring agreement with FGI with a maximum credit limit of $4,800,000 CDN. The line is secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. The balance outstanding and owed to FGI under this agreement at March 31, 2016 was $1,336,416 CDN or $1,029,040 USD. The agreement contains certain pricing and fee structures for collateral management, minimum usage, early termination and facility fees. The interest rate at March 31, 2016 was 8.25% which included penalty interest of 3%, the maximum amount of credit under the facility was reduced to $2,500,000 CDN by written amendment between FGI and the Company.

As of March 31, 2016 and December 31, 2015, the Company was not in compliance with the certain other non-financial covenants and the Company received a default notice from FGI in March 2016. FGI has increased the default interest rate 3% and has not enforced any other default remedy actions and is currently working with the Company to resolve the default. Deposit in transit to FGI at March 31, 2016 were $317,797.

NOTE 11 - NOTES PAYABLE

Notes payable at March 31, consists of the following:

	March 31, 2016	December 31, 2015
Business Development Bank of Canada #1 - 2	$496,442	$535,687
Supplier Note Payable	1,187,154	1,162,325
Insurance Note	99,193	59,666
All Other	153,765	67,276
Total	1,936,554	1,824,954
Less current portion	1,374,738	1,255,477
Long Term Notes Payable	$561,816	$569,477

Future maturities of notes payable are as follows;

2016	$1,255,477
2017	$569,477
Total	$1,824,954

On October 1, 2015, with the acquisition of ViascanQdata the Company assumed the following Viascan note payable agreements:

BDC loan facility #1 – Qdata, The loan facility from the BDC in the amount of $1,250,000CDN was entered into on September 15, 2011, matures on November 12, 2017 and bears interest at a rate of 6.20% per annum. The facility is repayable in monthly installments of $21,105CDN, including interest. The facility is secured by a first rank hypothec on the Company’s property, plant and equipment, with the exception of certain furniture and fixtures, vehicle, computer hardware and computer software.

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

The Company finances its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for twelve months and the premium is financed over 9 months in equal monthly installments of $15,688 at 6% interest. The outstanding balance at March 31, 2016 was $99,193 and the monthly payments are current.

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

In connection with the BCS acquisition the company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the company’s bank debt. The balance on this loan at March 31, 2016 was $143,926 of which $53,657 is classified as current and $19,876 is long term.

NOTE 12 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	March 31, 2016	December 31, 2015

Note payable - acquisition of Quest	$6,577,509	$6,577,509
Note payable – acquisition of BCS	10,348,808	10,348,808
Note payable – acquisition of ViascanQdata	2,359,006	2,446,969
Note payable – License contingent liability	150,000	150,000
Shareholder note payable	778,829	720,600
Quest Preferred Stock note payable	3,120,0000	3,120,000
Total notes payable	24,106,719	23,363,886
Less: debt discount	(2,106,298)	(2,306,298)
Less: current portion	(8,564,275)	(7,146,820)
Total long-term notes payable	$13,436,146	$13,910,768

As of March 31, 2016 and December 31, 2015, the Company recorded interest expense in connection with these notes in the amount of $216,770 and $177,774, respectively.

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The current interest is at 1.89%, subsequent to December 31, 2015, the interest was increased to 6% and is due in 2017. Principal payments have been postponed.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal payments have been postponed.

The note payable in relation to the acquisition of ViascanQdata was issued effective October 1, 2015. $1,500,000 of the note was issued to Viascan Group, a related party due to the ownership interest of our CEO and head of Media Sales (the former owners of ViascanQData). The interest rate is 6% on this note with payments due in 2016 and 2018. The balance are debts assumed by the Company on the transaction. Principal payments have been postponed.

The Company has a contingent liability of $150,000 in connection with the acquisition of technology licenses in 2015. This payment becomes due when the respective technology becomes operable and viable. As of the date of this filing, it is unknown when that will become due.

The shareholder note in conjunction with the amounts owed to the former owner of ViascanQData. This note bears interest at 6%. Principal payments have been postponed.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to an employee. The principal payments have been postponed.

Subsequent to the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. During this process, it was determined a debt discount of $4,000,000 (original issue discount, OID) should be assigned to the promissory note. That debt discount is being accreted over the term of the 5 years at $200,000 per quarter.

Future expected maturities of subordinated notes payable at March 31, 2016 is as follows:

2017	$3,380,693
2018	9,988,672
2019	854,932
2020	522,000
Total	$14,746,297

As of March 31, 2016 and December 31, 2015, the Company recorded interest expense in connection with these notes in the amount of $223,305 and $1,157,842, respectively.

NOTE 13 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of March 31, 2016, there were 10,000,000 Series A preferred shares authorized and 0 Series A preferred shares outstanding. On October 1, 2015, the Board of directors authorized the repurchase and retirement of all of the issued and outstanding Series A preferred shares and 3,400,000 stock options in exchange for a $3,120,000 subordinated note.

Series B

As of March 31, 2016 and December 31, 2015, there was 1 Series B preferred share authorized and 1 Series B preferred share outstanding. This preferred share was issued solely for the purpose of the acquisition of ViascanQdata. It has no preferential rights above common shares. There are 5,200,000 Exchangeable Shares of Quest Exchange Ltd. outstanding, each of which is exchangeable into one (1) share of common stock of Quest Solution, Inc. The holder of the Series B Preferred Stock is entitled to a number of votes equal to the number of the Exchangeable Shares of Quest Exchange Ltd.

COMMON STOCK

During the quarter ended March 31, 2016, the Company issued 37,500 shares to the board members in relation to the vesting schedule agreed to during 4th quarter 2015, which gives 12,500 common shares per independent board member as compensation. The shares were valued at $9,000. In addition, 39,000 shares were issued to certain employees in the quarter that had a value of $7,000. On April 1, 2016, the company also granted 37,500 shares for board compensation.

As of March 31, 2016 the Company had 36,947,978 common shares outstanding.

Warrants and Options

Stock options/warrants

In the first quarter of March 2016, there were 143,750 stock options vested for employees. The calculated value of the vesting was $44,233.

Included in Salary and Employment Benefit Expenses is $149,011 and $38,624 of stock option compensation expense for the three months ending March 31, 2016 and 2015, respectively.

The Company plans to repurchase at least 4,500,000 shares of common stock (including the 900,000 shares acquired on December 31, 2015 with the Thomet settlement) through the end of 2016. It is anticipated that the completion of this will be completed before the end of third Quarter 2016. The Company is repurchasing these shares to create the Company’s Employee Stock Purchase Plan (“ESPP”) and to reduce the issued and outstanding shares of the Company. The ESPP will allow all employees (other than executive officers) to purchase shares of stock directly from the Company and eventually directly from the market. The Company has begun the launch of this program in the United States and will be launching soon with its Canada operations. The Company intends for this process to be non-dilutive to shareholders.

NOTE 14 – LITIGATION

As of March 31, 2016, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area.

In connection with the BCS acquisition the Company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the Company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the Company on April 30, 2015. The Company recorded the fair market value of this earn out receivable at $350,000 as of the acquisition date by the Company. No royalties have been earned and no payments made to or received by the Company as of March 31, 2016 and December 31, 2015, respectively.

NOTE 16 – SUBSEQUENT EVENTS

On May 2, 2016, Joey Trombino, CPA, CA, was appointed as the Chief Financial Officer of the Company, effective immediately. Mr. Trombino will be located in the Company’s Montreal, Canada office with the Company’s Chief Executive Officer.

In connection with Mr. Trombino’s appointment as Chief Financial Officer of the Company, the Company and Mr. Trombino entered into an Employment Agreement, dated April 19, 2016 (the “Trombino Employment Agreement”). The Trombino Employment Agreement has an initial term of two years (the “Term”), which Term shall automatically renew for successive one year terms unless terminated by either party upon notice given no later than 60 days’ before to the end of the then-current Term. Mr. Trombino’s initial base salary shall be CAD$180,000 per year. Mr. Trombino shall be eligible to receive (i) a one-time sign-on bonus of 100,000 shares of the Company’s restricted common stock, which shares will vest on the one year anniversary of the effective date of the Trombino Employment Agreement and (ii) a performance bonus at the end of the Company’s fiscal year 2016 based on measurable objectives, to be approved by the CEO and the Compensation Committee, equal to up to 30% of his base salary.

Mr. Trombino does not have a family relationship with any of the current officers or directors of the Company. Other than the Trombino Employment Agreement, there are no arrangements or understandings between Mr. Trombino and any other person pursuant to which Mr. Trombino was appointed to serve as the Chief Financial Officer.

On May 2, 2016, Scot Ross resigned as the Chief Financial Officer of the Company, effective immediately. Mr. Ross will continue with the Company as the Company’s Vice-President Finance. In connection with his reassignment, Mr. Ross and the Company entered into a Second Amendment to Employment Agreement, effective May 2, 2016 to Mr. Ross’s Employment Agreement, dated November 20, 2014, as amended by that First Amendment to Employment Agreement, dated April 27, 2015, to reflect Mr. Ross’s new position with the Company.

On May 2, 2016 the company entered into an Omnibus Amendment to the Sale of Accounts and Security agreement, dated April 25, 2016 with FGI. The Amendment reduces the Facility Amount from $15,000,000 to $7,500,000 for the Quest Agreement and from $4,800,000 to $2,500,000 in the Viascan Agreement. The Amendment also modifies the Quest Agreement to reduce the minimum monthly net fund employed during each contract year from no less than $4,000,000 to no less than $2,500,000 and to increase the non-refundable monthly collateral management fee from 0.37% to 0.40%.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q, including exhibits. You may read and copy all or any portion of the registration statement or any reports, statements or other information in the files at SEC’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on April 18, 2016.

Introduction

Quest Solution, Inc., a Delaware corporation (“QUES” or the “Company”), formerly named Amerigo Energy, Inc. was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014, the Company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were positive cash flow and would provide immediate shareholder value. In January 2014, we made our first such acquisition of Quest Marketing Inc. (dba Quest Solution, Inc.).

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

In May 2014, our Board of Directors voted to get approval from the shareholders of the Company for a name change from Amerigo Energy, Inc. to Quest Solution, Inc. The Company received the approval from a majority of its stockholders and filed the amendment to its Certificate of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and we assigned our new trading symbol “QUES”.

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

In November 2014, the Company acquired 100% of the shares of Bar Code Specialties, Inc. (“BCS”) located in Southern California. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Effective October 1, 2015, the company acquired 100% of the shares of ViascanQData (“Viascan”) located in Canada. The company’s currently operate as a single business unit. Since the combination of the three companies, the Company has been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2016 and 2015, the Company generated net revenues in the amount of $18,394,562 and $10,675,970, respectively. The 2016 increase is attributable to the organic growth from US operations and the acquisition of Viascan in October 2015, which accounted for approximately $3.5 million of the increase. Revenue increase by approximately $4.2 million or 39.5% for U.S. based companies.

In 2015, the Company adopted a policy related to the monthly reoccurring revenue on the sale of service contracts. This amounted to approximately $2,138,015 of additional net revenue sold in the first quarter of 2016 which will be amortized over the respective life of the service contracts. These agreements generally have a life of 1-5 years and are being recognized over the actual term of the contract.

Cost of Goods Sold

For the three months ended March 31, 2016 and 2015, the Company recognized a total of $14,576,548 and $8,281,365, respectively, of cost of goods sold. Cost of goods sold were 77.6% of net revenues at March 31, 2015 and 79.2% of revenues at March 31, 2016.

Operating expenses

Total operating expense for the three months ended March 31, 2016 and 2015 recognized was $4,475,700 and $2,489,476, respectively. The increase attributable to the Viascan acquisitions accounted for approximately $1,071,000 of the increase.

General and administrative expenses for the three months ended March 31, 2016 and 2015 totaled $894,257 and $856,600, respectively.

Salary and employee benefits for the three months ended March 31, 2016 totaled $3,126,401 as compared to $1,518,900 for the three months ended March 31, 2015. The increase is related primarily to the business activities of the Viascan acquisitions.

Stock compensation for the three months ended March 31, 2016 was $149,011 as compared to $38,624 for the three months ended March 31, 2015. The increase was related to the Company issuing stock for services during the period.

Professional fees for the three months ended March 31, 2016 were $229,455 as compared to $88,480 for the three months ended March 31, 2015. The increase was related to the increase of professional accounting, consulting and legal services that were provided by firms outside the Company.

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2016 totaled $915,389, including $200,000 of OID discount on the Quest subordinated debt, as compared to $395,272 for the three months ended March 31, 2015. The increase is directly related to accrued interest associated with the BCS acquisition and the OID discount charge relating to the outstanding balances on the Quest acquisition subordinated debt.

Net loss attributable to common stock

The Company realized a net loss of $1,502,729 for the three months ended March 31, 2016, compared to a net loss of $422,082 for the three months ended March 31, 2015, an increase of $1,080,647. The decrease in net income is attributable to $915,389 of interest expense ($200,000 of which was debt discount on the accretion of promissory note), as well as the additional costs incurred related to the acquisitions.

Liquidity and capital resources

At March 31, 2016, we had unrestricted cash in the amount of $1,136,578 and a working capital deficit of $21,858,064. In addition, our stockholders’ deficit and accumulated other comprehensive loss was $20,387,516 at March 31, 2016 and $18,457,236 at December 31, 2015.

Our operations resulted in net cash provided of $1,493,476 during the three months ended March 31, 2016, compared to net cash provided of $131,560 during the three months ended March 31, 2015, an increase of $1,361,916. This increase in net cash is predominantly attributable to the net cash provided from the increase in trade accounts payable and accrued liabilities of $2,952,822 during the quarter ended March 31, 2016.

Net cash provided by investing activities was $128,305 for the three months ended March 31, 2016, compared to net cash provided of $13,543 for the three months ended March 31, 2015, a decrease of $114,762.

Our financing activities used net cash of $1,327,918 during the three months ended March 31, 2016, compared to net cash used of $101,412 during the three months ended March 31, 2015, an increase of $1,226,506. The increase is attributable to the proceeds from our line of credit of $940,411.

Inflation

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the report there are no material legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2016, the Company issued 37,500 shares to the board members in relation to the vesting schedule agreed to during fourth quarter 2015, which gives 12,500 common shares per independent board member as compensation. On February 16, 2016, the Company issued 39,000 shares of common stock to certain employees as part of an employee performance bonus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)	Exhibits.
31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2016

QUEST SOLUTION, INC.

By:	/s/ Gilles Gaudreault
Gilles Gaudreault
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

