Form 10-Q
period 2016-06-30
Quest Solution, Inc.
filed 2016-08-22
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-09047

QUEST SOLUTION, INC

(Exact name of registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 Conger Street

Eugene, OR 97402
(Address of principal executive offices) (Zip Code)

(514) 788-1000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,022,978 shares of common stock, $0.001 par value, as of August 22, 2016.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$492,141	$842,715
Restricted Cash	774,098	690,850
Accounts receivable, net	10,249,173	11,409,258
Inventory, net	3,419,397	2,731,612
Prepaid expenses	1,709,557	730,591
Deferred tax asset, current portion	160,545	160,545
Other current assets	307,731	396,775
Total current assets	17,112,642	16,962,346

Fixed assets, net of accumulated depreciation of $2,133,289 and $1,962,497, respectively	1,361,275	1,450,660
Deferred tax asset	433,997	433,997
Goodwill	18,952,024	21,252,024
Trade name	3,224,981	3,513,481
Intangibles, net	-	8,250
Customer Relationships	6,998,002	7,560,352
Other assets	597,979	689,347

Total assets	$48,680,900	$51,870,457

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$22,815,436	$19,849,978
Accounts payable and accrued liabilities, related party	299,535	177,776
Line of credit	3,823,989	5,450,657
Advances, related party	200,000	400,000
Accrued payroll and sales tax	2,463,005	1,598,335
Deferred revenue, net	946,023	742,976
Current portion of note payable	1,551,789	1,255,477
Notes payable, related parties, current portion	8,183,439	7,146,820
Other current liabilities	286,200	433,784
Total current liabilities	40,569,416	37,055,803

Long term liabilities
Note payable, related party, net of debt discount	8,936,204	13,910,768
Long term portion of note payable	76,638	569,477
Deferred revenue, net	454,812	533,874
Other long term liabilities	468,119	271,902
Total liabilities	50,505,189	52,341,824

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 1,000,000 shares authorized 0, outstanding as of June 30, 2016 and December 31, 2015, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share authorized and 1 share outstanding as of June 30, 2016 and December 31, 2015, respectively, representing 5,200,000 votes.	5,200	5,200
Series C Preferred stock; $0.001 par value; 15,000,000 shares authorized and 4,882,560 shares outstanding as of June 30, 2016 and 0 shares outstanding at December 31, 2015, with a dividend of $0.06 per share payable quarterly.	4,883	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 35,985,478 and 36,871,478 shares outstanding of June 30, 2016 and December 31, 2015, respectively.	35,985	36,871
Additional paid-in capital	22,899,636	17,943,798
Accumulated Other Comprehensive Loss	(482,077)	-
Accumulated deficit	(24,287,916)	(18,457,236)
Total stockholders’ deficit	(1,824,289)	(471,367)
Total liabilities and stockholders’ deficit	$48,680,900	$51,870,457

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months		For the six months
	ending June 30,		ending June 30,
	2016	2015	2016	2015
Revenues
Gross Sales	$19,204,850	$13,731,186	$37,889,936	$24,443,202
Less sales returns, discounts, & allowances	(308,496)	(173,571)	(599,020)	(209,617)
Total Revenues	18,896,354	13,557,615	37,290,916	24,233,585

Cost of goods sold
Cost of goods sold	14,925,190	10,226,805	29,501,738	18,508,170
Total costs of goods sold	14,925,190	10,226,805	29,501,738	18,508,170

Gross profit	3,971,164	3,330,810	7,789,178	5,725,415

Operating expenses
General and administrative	730,360	600,008	1,624,617	1,456,608
Salary and employee benefits	2,859,411	2,469,891	5,985,812	3,988,791
Depreciation and amortization	526,055	20,368	1,021,642	45,864
Professional fees	217,672	108,083	447,127	196,563
Goodwill impairment	2,300,000	-	2,300,000	-
Total operating expenses	6,633,498	3,198,400	11,379,198	5,687,876

Income (loss) from operations	(2,662,334)	132,410	(3,590,020)	37,539

Other income (expenses):
Restructuring expenses	(569,261)	-	(569,261)	-
Gain on foreign currency	151,978	-	492,490	-
Interest expense	(1,133,189)	(342,794)	(2,048,578)	(738,066)
Other expenses	-	(38,093)	(166)	(38,485)
Other income	4,075	27,350	4,075	95,690
Total other expenses	(1,546,397)	(353,537)	(2,121,440)	(680,861)

Net Income Before Income Taxes	(4,208,731)	(221,127)	(5,711,460)	(643,322)

Provision for Current Income Taxes	(108,787)	(64,322)	(108,787)	(64,209)

Net loss	$(4,317,518)	$(285,449)	$(5,820,247)	$(707,531)

Other Comprehensive Loss
Foreign Currency Adjustments	(54,526)	-	(482,077)	-
Comprehensive Loss from Operations	$(4,372,044)	$(285,449)	$(6,302,324)	$(707,531)

Net income (loss) per share - basic	$(0.12)	$(0.01)	$(0.16)	$(0.02)
Net income (loss) per share - diluted	$(0.12)	$(0.01)	$(0.16)	$(0.02)

Weighted average number of common shares outstanding - basic	36,842,209	35,414,484	36,885,105	35,224,128
Weighted average number of common shares outstanding - diluted	50,493,539	40,219,637	50,536,435	40,219,637

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months
	ending June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,820,247)	$(707,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	2,300,000	-
Restructuring expenses	569,261	-
Stock based compensation	204,442	434,119
Warrants granted	-	19,758
Debt discount accretion	660,824	400,000
Depreciation and amortization	1,021,642	45,864
Interest expense unpaid	84,572	-
Unrealized Foreign Exchange Gain	(437,575)	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	1,314,979	(1,010,214)
(Increase) in prepaid expenses	(126,332)	(404,523)
(Increase) / decrease in inventory	(511,098)	222,881
(Increase) / decrease in customer deposit	-	5,275
Increase / (decrease) in accounts payable and accrued liabilities	2,581,363	1,758,310
Increase/(decrease) in accounts payable and accrued liabilities, related party	126,143	226,965
Increase in deferred revenues, net	119,444	507,307
Increase / (decrease) in accrued payroll and sales taxes payable	389,191	-
(Increase) / decrease in other assets	184,285	(71,802)
Increase / (decrease) in other liabilities	(69,994)	127,175
Net cash provided by operating activities	2,590,900	1,553,584

Cash flows from investing activities:
(Increase) decrease in restricted Cash	(83,248)	-
Purchase of property and equipment	(12,811)	(20,789)
Net cash used in investing activities	(96,059)	(20,789)

Cash flows from financing activities:
Proceeds (payment) on line of credit	(1,661,522)	(101,217)
Proceeds from notes payable	-	350,000
Payment from notes/loans payable	(1,142,634)	(1,893,000)
Proceeds from shares sold	-	200,000
Share issuance expenses	(41,259)	-
Net cash used in financing activities	(2,845,415)	(1,444,217)

Net (decrease) increase in cash	(350,574)	88,576
Cash, beginning of period	842,715	233,741
Cash, end of period	$492,141	$322,317

Cash paid for interest	$619,627	$34,708
Cash paid for taxes	$51,988	$49,484
Supplementary cash flow information:
Stock issued for services	$27,300	$294,614
Stock options vested during period	177,142	139,505
Warrants issued	$-	$19,758

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Bar Code Specialties, Inc., (“BCS”) a California Corporation, Quest Canada, Inc., (formerly known as ViascanQdata, Inc.), (“Viascan”) a Canadian based corporation with operations in the same business line as Quest and Quest Exchange Limited, a Canadian based holding company. BCS was acquired on November 21, 2014, and as such the operating results of BCS have been consolidated into the Company’s consolidated results of operations beginning on November 22, 2014. Effective October 1, 2015, the financial statements of Viascan have been consolidated into the Company’s consolidated results of operations. The companies currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

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

These unaudited interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2016 . The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $774,098 at June 30, 2016. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $46,808 and $83,870 for the period ending June 30, 2016 and December 31, 2015, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for period ending June 30, 2016 and December 31, 2015 was $170,792 and $155,798, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending June 30, 2016 and December 31, 2015 was $850,850 and $2,506,167, respectively.

	June 30, 2016	December 31, 2015
Goodwill	$18,952,024	$21,252,024
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(3,357,017)	(2,506,167)
Intangibles, net	$29,175,007	$32,325,857

Goodwill is not amortized, but is evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of intangibles. The annual evaluation for impairment of goodwill and intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. None of the goodwill is deductible for income tax purposes. For the period ended June 30, 2016, the goodwill in relation to the Company’s investments in ViascanQdata was impaired by $2.3 million. The impairment charge was driven by the following reasons:

●	Net operating losses for the first six months of the year

●	Negative cash flow resulting in the Company funding $5.7 million to date

●	Negative working capital

●	Conversion of $1.8 million of notes related to the acquisition to preferred Series C shares at condition significantly move favorable to the Company

●	Forgiveness of $0.5 million of notes related to the acquisition

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of June 30, 2016 and December 31, 2015.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the six month period ending June 30, 2016 and June 30, 2015, the Company spent $60,495 and $51,487 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the period earned.

INVENTORY

Substantially all of the inventory consists of raw materials and finished goods and are valued based upon first-in first-out (“FIFO”) cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slow moving products or discontinued items as well as the market conditions for the specific inventory items. Inventory reserves relating primarily to the acquisition of Viascan on October 1, 2015 of $568,072 and $609,443, were recorded as of June 30, 2016 and December 31, 2015, respectively.

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

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of June 30, 2016 and June 30, 2015 were 36,885,105 and 35,224,128, respectively.

The fully diluted number of 50,536,435 includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $3,231,388 in debt) and $2.00 per share (for $337,382 in debt) and 10,082,560 preferred Series B and C shares converting to common shares. Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

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

We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. For the period ended June 30, 2016, the goodwill in relation to the Company’s investments in ViascanQdata was impaired by $2.3 million. The impairment charge was driven by the following reasons:

●	Net operating losses for the first six months of the year

●	Negative cash flow resulting in the Company funding $5.7 million to date

●	Negative working capital

●	Conversion of $1.8 million of notes related to the acquisition to Series C preferred shares at condition significantly move favorable to the Company

●	Forgiveness of $0.5 million of notes related to the acquisition.

The annual measurement date for testing goodwill impairment is December 31, at which date we test our reporting units, which is currently our ownership in Quest Solution, Inc.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the six month periods ended June 30, 2016 and 2015.

Total comprehensive loss is comprised of net loss and other comprehensive earnings losses, such as foreign currency translation gains or losses and unrealized gains or losses on available-for-sale marketable securities.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its recent acquisitions. As of June 30, 2016, the Company had a working capital deficit of $23,456,774 and an accumulated deficit and accumulated other comprehensive loss of $24,769,993. The Company is dependent on the completion of working capital financings, vendor trade credit extensions, restructuring of subordinated debt and private placement of its securities in order to continue operations. These factors taken together raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the quarter ending June 30, 2016 and June 30, 2015, one customer accounted for 19% and another customer accounted for 13% of the Company’s revenues, respectively.

Accounts receivable at June 30, 2016 and December 31, 2015 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 23% and another customer 14% of the trade accounts receivable balances at June 30, 2016 and December 31, 2015, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at June 30, 2016 and December 31, 2015. One vendor made up 70% and 82%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at June 30, 2016 and December 31, 2015, respectively.

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

The Company has accounted for this transaction under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price is allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values based on the management’s estimates as of the date of the acquisition. The Company expects to retain the services of independent valuation firm to determine the fair value of these identifiable intangible assets. Once determined, the Company will reallocate the purchase price of the acquisition based on the results of the independent evaluation if they are materially different from the allocations as recorded on October 1, 2015. The Company expects the purchase price allocations for the acquisition of ViascanQdata to be completed by the filing of the Company’s Form 10-Q for the third quarter 2016. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows:

Cash	$74,855
Accounts receivable, net	2,163,502
Inventory	1,587,272
Fixed assets, net	1,399,796
Other assets	114,709
Goodwill	11,137,861
Total purchase price allocated	$16,477,995

Accounts Payable and other Current Liabilities	$12,008,825
Long Term Debts Assumed	837,170
Promissory Note Issued	1,500,000
Stock Issued	2,132,000
Total purchase price allocated	$16,477,995

NOTE 5 – INVENTORY

At June 30, 2016 and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015
Equipment and clearing service	$1,887,543	$1,292,109
Raw Materials	688,967	795,453
Work in Progress	141,453	79,444
Finished Goods	1,269,506	1,174,049
Inventory Reserves	(568,072)	(609,443)
Total inventories	$3,419,397	$2,731,612

NOTE 6 – PREPAIDS

The Company currently has $1,709,557 and $730,591 of expenses that were prepaid as of June 30, 2016 and December 31, 2015, respectively, which we expect to expense during 2016.

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

NOTE 8 – OTHER LIABILITIES

	June 30, 2016	December 31, 2015
Unearned Incentive from credit Cards	$296,095	100,000
License contingent liability	150,000	-
Key Man life Insurance liability	126,095	92,776
Customer deposits	41,185	-
Dividend payable	10,433	-
Others	130,511	512,910
	754,319	705,686
Less Current Portion	286,200	433,784
Total long term other liabilities	$468,119	271,902

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

	June 30, 2016	December 31, 2015
Deferred Revenue	$7,800,887	$7,389,877
Less Deferred Costs & Expenses	(6,400,052)	(6,113,027)
Net Deferred Revenue	1,400,835	1,276,850
Less Current Portion	946,023	742,976
Total Long Term net Deferred Revenue	$454,812	$533,874

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business. These financing relationships are all classified as current liabilities in the financial statements.

On December 31, 2014, the Company entered into a 3 year, $8 million revolving line of credit agreement with Wells Fargo Bank (“WFB”) which provides for borrowings based on eligible trade accounts receivable, as defined in the WFB loan agreement dated December 31, 2014. The line was secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. All other debt of the Company was subordinated to the WFB bank line of credit. In November 2015, the WFB line of credit was paid off. The Company continues to maintain a purchasing card relationship with WFB with a limit of approximately $300,000, of which $56,321 was outstanding as of June 30, 2016 and included in trade accounts payable.

In November 2015, the Company entered into a Sale of Accounts and Security Agreement with Faunus Group International (“FGI”) for the USA with a maximum credit limit of $15,000,000. The line is secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. The agreement contains certain pricing and fee structures for collateral management, minimum usage, early termination and facility fees. The interest rate at June 30, 2016 was 8.75% which included penalty interest of 3%. The balance outstanding at June 30, 2016 owed to FGI under this credit facility was $ 3,823,989. On April 25, 2016, the maximum amount of credit under the facility was reduced to $7,500,000 by written amendment between FGI and the Company. The amendment also modified the agreement (i) to reduce the minimum monthly net funds employed during each contract year from no less than $4,000,000 to no less than $2,500,000 and (ii) to increase the non-refundable monthly collateral management fee from 0.37% to 0.40%. On July 1, 2016, FGI accepted full payment of all obligations of the Company under the U.S. and Canadian Sale of Accounts and Security Agreement (the “Existing Financing Agreements”), terminated the Existing Financing Agreements, terminated certain subordination agreements and guarantees, and released FGI’s security interests in the Company’s collateral. The Company paid to FGI $4,740,591.75 representing payment for all net funds employed, accrued fees, accrued interest, termination fee and expenses under the Existing Financing Agreements.

NOTE 11 - NOTES PAYABLE

Notes payable at June 30, consists of the following:

	June 30, 2016	December 31, 2015
Business Development Bank of Canada #1 - 2	$424,267	$535,687
Supplier Note Payable	1,028,430	1,162,325
Insurance Note	45,436	59,666
All Other	130,294	67,276
Total	1,628,427	1,824,954
Less current portion	1,551,789	1,255,477
Long Term Notes Payable	$76,638	$569,477

On October 1, 2015, with the acquisition of ViascanQdata the Company assumed the following Viascan note payable agreements:

BDC loan facility #1 – Viascan/Qdata, The loan facility from the BDC in the amount of $1,250,000CDN was entered into on September 15, 2011, matures on November 12, 2017 and bears interest at a rate of 6.20% per annum. The facility is repayable in monthly installments of $21,105CDN, plus interest. The facility is secured by a first rank hypothec on the Company’s property, plant and equipment, with the exception of certain furniture and fixtures, vehicle, computer hardware and computer software.

BDC loan facility #2 – ViascanQdata, The loan facility from the BDC in the amount of $700,000 CDN was entered into on July 23, 2012, matures on November 15, 2017 and bears interest at a rate of 7.70% per annum. The facility is repayable in monthly installments of $11,103CDN, plus interest. In addition to the facility being secured by a first rank hypothec on the Company’s property, plant and equipment, with the exception of certain furniture and fixtures, vehicle, computer hardware and computer software, the facility is guaranteed by security interest on all intangible assets and has priority on accounts receivable and inventory to a maximum of $450,000 CDN.

The Company finances its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for twelve months and the premium is financed over 9 months in equal monthly installments of $15,688 at 6% interest. The outstanding balance at June 30, 2016 was $45,436 and the monthly payments are current.

On March 24, 2016, the Company converted by negotiated settlement a $1,598,423 CDN ($1,150,864 USD) past due and outstanding trade payable into a 14 month commercial promissory note due May 31, 2017. Monthly payments are structured to the cash flow cycles of the business ranging from $56,667 CDN to $130,000 CDN per month ($40,800 USD to $93,600 USD per month.) The monthly installments under this note total $1,568,422 CDN and the final $30,000 CDN balance will be forgiven if all monthly payments have been timely made under this commercial note agreement. The outstanding balance at June 30, 2016 was $1,028,430 and the monthly payments are current.

In connection with the BCS acquisition the company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the company’s bank debt. The balance on this loan at June 30, 2016 was $130,294 of which $53,657 is classified as current and $76,637 is long term.

NOTE 12 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	June 30, 2016	December 31, 2015

Note payable - acquisition of Quest	$5,897,893	$6,577,509
Note payable – acquisition of BCS	10,348,808	10,348,808
Note payable – acquisition of ViascanQdata	588,392	2,446,969
Shareholder note payable	-	720,600
Quest Preferred Stock note payable	1,245,000	3,120,000
Stock repurchase notes	514,024	-
Note payable – License contingent liability	-	150,000
Total notes payable	18,594,117	23,363,886
Less: debt discount	(1,474,474)	(2,306,298)
Less: current portion	(8,183,439)	(7,146,820)
Total long-term notes payable	$8,936,204	$13,910,768

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The current interest is at 1.89%, subsequent to December 31, 2015, the interest was increased to 6% and is due in 2017. Principal and interest payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with one of the Noteholders whereby $684,000 of the promissory note was converted into 684,000 shares of Series C Preferred Stock. As part of the transaction, the related debt discount of $171,000 was recorded against Additional paid in capital.

As part of the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. During this process, it was determined a debt discount of $4,000,000 (original issue discount, OID) should be assigned to the promissory note. That debt discount is being accreted at $200,000 per quarter.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal and interest payments have been postponed.

The note payable in relation to the acquisition of ViascanQdata was issued effective October 1, 2015. $1,500,000 of the note was issued to Viascan Group, a related party due to the ownership interest of our CEO and head of Media Sales (the former owners of ViascanQData). The interest rate is 6% on this note with payments due in 2016 and 2018. The balance are debts assumed by the Company on the transaction. On June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby entire balance due at date which amounted to $1,049,250 comprising of capital and interest was converted into 1,049,250 shares of Series C Preferred Stock.

The shareholder note in conjunction with the amounts owed to the former owner of ViascanQData. This note bears interest at 6%. Principal payments have been postponed. On June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby entire balance due at date which amounted to $789,780 comprising of capital and interest was converted into 789,780 shares of Series C Preferred Stock.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to an employee. The principal payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock.

The Company has a contingent liability of $150,000 in connection with the acquisition of technology licenses in 2015. This payment becomes due when the respective technology becomes operable and viable. As of the date of this filing, it is unknown when that will become due. At June 30, 2016 this amount was reclassified in Other Long Term Liabilities.

NOTE 13 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of June 30, 2016, there were 1,000,000 Series A preferred shares authorized and 0 Series A preferred shares outstanding. On October 1, 2015, the Board of directors authorized the repurchase and retirement of all of the issued and outstanding Series A preferred shares and 3,400,000 stock options in exchange for a $3,120,000 subordinated note.

Series B

As of June 30, 2016 and December 31, 2015, there was 1 Series B preferred share authorized and 1 Series B preferred share outstanding. This preferred share was issued solely for the purpose of the acquisition of ViascanQdata. It has no preferential rights above common shares. There are 5,200,000 Exchangeable Shares of Quest Exchange Ltd. outstanding, each of which is exchangeable into one (1) share of common stock of Quest Solution, Inc. The holder of the Series B Preferred Stock is entitled to a number of votes equal to the number of the Exchangeable Shares of Quest Exchange Ltd.

Series C

As of June 30, 2016, there was 15,000,000 Series C preferred share authorized and 4,882,500 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and are entitled to receive a quarterly dividend at a rate of $0.06 per annum. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc. On June 17, 2016, 4,882,500 shares were issued as part of Promissory Note Conversion agreements as described in Note 12.

COMMON STOCK

For the six months ended June 30, 2016, the Company issued 75,000 shares to the board members in relation to the vesting schedule agreed to during 4th quarter 2015, which gives 12,500 common shares per independent board member as compensation. The shares were valued at $19,500. In addition, 39,000 shares were issued to certain employees in the first quarter that had a value of $7,800.

As of June 30, 2016 the Company had 35,985,478 common shares outstanding.

Warrants and Options

Stock options/warrants

For the six months ended June 30, 2016, there were 287,500 stock options vested for employees. The calculated value of the vesting was $177,142.

Included in Salary and Employment Benefit Expenses is $55,431 and $420,253 of stock option compensation expense for the three months ending June 30, 2016 and 2015, respectively and $204,442 and $458,877 for the six months ending June 30, 2016 and 2015, respectively.

NOTE 14 – RESTRUCTURING EXPENSES

During the second quarter, the Company took steps to streamline and simplify its operations in North America. The Company announced a plan to relocate the ribbon manufacturing facility from Montreal, Quebec to Ajax, Ontario. The plant relocation is expected to improve operating productivity and enhance capacity utilization. The employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $569,261 to realize the streamlining initiatives. The restructuring charges include severance pay, legal costs to execute contract terminations, dismantling costs, moving costs and set-up and re-installation costs.

NOTE 15 – LITIGATION

As of June 30, 2016, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area.

In connection with the BCS acquisition the Company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the Company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the Company on April 30, 2015. The Company recorded the fair market value of this earn out receivable at $350,000 as of the acquisition date by the Company. No royalties have been earned and no payments made to or received by the Company as of June 30, 2016 and December 31, 2015, respectively.

NOTE 17 – SUSEQUENT EVENTS

Share Issuance

On July 1, 2016, the Company granted and issued 37,500 shares for board compensation.

Faunus Group International Pay-Out

On July 1, 2016, FGI accepted full payment of all obligations of the Company under the Sale of Accounts and Security Agreement, terminated the Existing Financing Agreements, terminated certain subordination agreements and guarantees, and released FGI’s security interests in the Company’s collateral. The Company paid to FGI $4,740,592 representing payment for all net funds employed, accrued fees, accrued interest, termination fee and expenses under the Existing Financing Agreements.

Factoring and Security Agreement

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of each account purchased under the FASA.

The per annum interest rate with respect to the daily average balance of unpaid advances outstanding under the FASA (computed on a monthly basis) will be equal to the “Prime Rate” of Wells Fargo Bank N.A. plus 2%, plus a monthly fee equal to 0.75% of such average outstanding balance. The Sellers shall also pay all other costs incurred by Action under the FASA, including all bank fees.

The FASA will continue in full force and effect unless terminated by either party upon 30 days’ prior written notice. Performance of the Company’s obligations under the FASA is secured by a security interest in certain collateral of the Company. The FASA includes customary representations and warranties and default provisions for transactions of this type.

Supplier Agreements

On July 1, 2016, the Company entered into a Pledge and Security Agreement in favor of a significant supplier of goods and services. Also, on July 1, 2016, the Company entered into a Security Agreement, in favor of the same supplier. The Agreements contemplate that the supplier has and may in the future extend credit to the Company, including the extension of credit in the form of sales of inventory and equipment on account. As a condition to the extensions of such credit, the Company executed the Agreements, pursuant to which the Company has granted to the supplier a security interest in all the Company’s right, title and interest in certain items of collateral set forth in the Agreements.

The Pledge and Security Agreement secures the payment and performance of all indebtedness, obligations and liabilities of the Company to the supplier arising on or after the date of the Pledge and Security Agreement, including amounts arising from the sale of goods and services by the supplier and all costs and expenses of the supplier in collecting any such obligations or enforcing its rights or remedies under the Pledge and Security Agreement. The Security Agreement secures the payment and performance of all indebtedness, obligations and liabilities of any the Company to the supplier, existing as of and arising prior to the date of the Security Agreement, including amounts arising from the sale of goods and services prior to the date of the Security Agreement by the supplier and all costs and expenses of the supplier in collecting any such obligations or enforcing its rights or remedies under the Security Agreement.

On July 18, 2016, the Company and the supplier entered into that certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $12,492,137. The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250,000 each, with any remaining principal and accrued interest due and payable on December 31, 2016.

On July 18, 2016, the Company and the supplier also entered into that certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $483,174 CAD The CAD Note accrues interest at 12% per annum and is payable in three consecutive monthly installments of principal and accrued interest in a minimum principal amount of $10,000 CAD each, with any remaining principal and accrued interest due and payable on September 30, 2016.

The Notes are secured by that certain Security Agreement, dated July 1, 2016, by and among the Company in favor of the supplier, and the Canadian Security Agreement.

Executive Resignations

On July 20, 2016, Jason Griffith resigned from his position as Executive Vice-President of Strategy and Acquisitions. In connection with Mr. Griffith’s resignation, the Company entered into a Separation Agreement and General Release with Mr. Griffith. The terms of the Separation Agreement provide that Mr. Griffith will resign from his position as Executive Vice-President of Strategy and Acquisitions and from any other managerial positions Mr. Griffith may have with the Company.

On July 31, 2016, Scot Ross resigned from his position as Vice-President of Finance. In connection with Mr. Ross’s resignation, the Company entered into a Separation Agreement and General Release with Mr. Ross. The terms of the Separation Agreement provide that Mr. Ross will resign from his position as Vice-President of Finance and from any other managerial positions Mr. Ross may have with the Company.

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

In November 2014, the Company acquired 100% of the shares of Bar Code Specialties, Inc. (“BCS”) located in Southern California. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Effective October 1, 2015, the company acquired 100% of the shares of ViascanQData (“Viascan”) located in Canada. The companies currently operate as a single business unit. Since the combination of the three companies, the Company has been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams.

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2016 and 2015, the Company generated net revenues in the amount of $18,896,354 and $13,557,615, respectively. The 2016 increase is attributable to the organic growth from US operations and the acquisition of Viascan in October 2015, which accounted for approximately $3.9 million of the increase. Revenue increased by approximately $1.4 million or 10.6% for U.S. based companies.

For the six months ended June 30, 2016 and 2015, the Company generated net revenues in the amount of $37,290,916 and $24,233,585, respectively. The 2016 increase is attributable to the organic growth from U.S. operations and the acquisition of Viascan in October 2015, which accounted for approximately $7.4 million of the increase. Revenue increase by approximately $5.6 million or 23.3% for U.S. based companies.

In 2015, the Company adopted a policy related to the monthly reoccurring revenue on the sale of service contracts. This amounted to approximately $171,247 of additional net revenue sold in the second quarter of 2016 which will be amortized over the respective life of the service contracts. These agreements generally have a life of 1-5 years and are being recognized over the actual term of the contract.

Cost of Goods Sold

For the three months ended June 30, 2016 and 2015, the Company recognized a total of $14,925,190 and $10,226,805, respectively, of cost of goods sold. Cost of goods sold were 75.4% of net revenues at June 30, 2015 and 79.0% of net revenues at June 30, 2016. The decrease is a result of the product and customer mix.

For the six months ended June 30, 2016 and 2015, the Company recognized a total of $29,501,738 and $18,508,170, respectively, of cost of goods sold. Cost of goods sold were 76.4% of net revenues at June 30, 2015 and 79.1% of net revenues at June 30, 2016.

Operating expenses

Total operating expense for the three months ended June 30, 2016 and 2015 recognized was $6,633,498 and $3,198,400, respectively representing an increase of approximately $3.4 million. $2.3 million of the increase is attributable to the goodwill impairment charge and the Viascan acquisition accounted for approximately $1.0 million of the increase.

Total operating expense for the six months ended June 30, 2016 and 2015 recognized was $11,379,198 and $5,687,876, respectively representing an increase of $5.7 million. $2.3 million of the increase is attributable to the goodwill impairment charge and the Viascan acquisition accounted for approximately $2.1 million of the increase. The increase in amortization expense, a non-cash charge, of the Tradename and Customer relationships represents $1.0 million of the increase.

General and administrative expenses for the three months ended June 30, 2016 and 2015 totaled $730,360 and $600,008, respectively. The Viascan acquisition represents an increase of $0.3 million offset by cost reductions of $0.2 million.

General and administrative expenses for the six months ended June 30, 2016 and 2015 totaled $1,624,617 and $1,456,608, respectively. The Viascan acquisition represents an increase of $0.6 million offset by cost reductions of $0.4 million.

Salary and employee benefits for the three months ended June 30, 2016 totaled $2,859,412 as compared to $2,469,891 for the three months ended June 30, 2015. The increase is related primarily to the business activities of the Viascan acquisition which represents $0.7 million offset by a reduction in stock compensation of $0.4 million.

Salary and employee benefits for the six months ended June 30, 2016 totaled $5,985,813 as compared to $3,988,791 for the three months ended June 30, 2015. The increase is related primarily to the business activities of the Viascan acquisitions which represents $1.6 million.

Stock compensation for the three months ended June 30, 2016 was $55,431 as compared to $420,253 for the three months ended June 30, 2015. The decrease was related to the Company issuing stock for services and the stock option expense during the period.

Stock compensation for the six months ended June 30, 2016 was $204,442 as compared to $458,877 for the six months ended June 30, 2015. The decrease was related to the Company issuing stock for services and the stock option expense during the period.

Professional fees for the three months ended June 30, 2016 were $217,671 as compared to $108,083 for the three months ended June 30, 2015. The increase was related to the increase of professional accounting, consulting and legal services that were provided by firms outside the Company.

Professional fees for the six months ended June 30, 2016 were $447,126 as compared to $196,563 for the six months ended June 30, 2015. The increase was related to the increase of professional accounting, consulting and legal services that were provided by firms outside the Company.

For the period ended June 30, 2016, the goodwill in relation to the Company’s investments in ViascanQdata was impaired by $2.3 million. The impairment charge was driven by the following reasons:

●	Net operating losses for the first six months of the year

●	Negative cash flow resulting in the Company funding $5.7 million to date

●	Negative working capital

●	Conversion of $1.8 million of notes related to the acquisition to Series C preferred shares at condition significantly move favorable to the Company

●	Forgiveness of $0.5 million of notes related to the acquisition.

Other income and expenses

Interest Expense - Interest expense for the three months ended June 30, 2016 totaled $1,133,189, including $460,824 of OID discount on the Quest subordinated debt which is non-cash, as compared to $342,794 for the three months ended June 30, 2015. The increase is due to an increase in the average line of credit balance and interest on outstanding supplier balances due and the OID discount charge relating to the outstanding balances on the Quest acquisition subordinated debt.

Interest Expense - Interest expense for the six months ended June 30, 2016 totaled $2,048,578, including $660,824 of OID discount on the Quest subordinated debt which is non-cash, as compared to $738,066 for the six months ended June 30, 2015. The increase is due to an increase in the average line of credit balance and interest on outstanding supplier balances due and the OID discount charge relating to the outstanding balances on the Quest acquisition subordinated debt.

Restructuring Expense - During the second quarter, the Company took steps to streamline and simplify its operations in North America. The Company announced a plan to relocating the ribbon manufacturing facility from Montreal, Quebec to Ajax, Ontario. The plant relocation is expected to improve operating productivity and enhance capacity utilization. The Employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $569,261 to realize the streamlining initiatives. The restructuring charges include severance pay, legal costs to execute contract terminations, dismantling costs, moving costs and set-up and re-installation costs.

Net loss attributable to common stock

The Company realized a net loss of $4,317,518 for the three months ended June 30, 2016, compared to a net loss of $285,449 for the three months ended June 30, 2015, an increase of $4,032,069. The increase in net loss has been explained above by nature of expense.

The Company realized a net loss of $5,820,247 for the six months ended June 30, 2016, compared to a net loss of $707,531 for the three months ended June 30, 2015, an increase of $5,112,716. The increase in net loss has been explained above by nature of expense.

Liquidity and capital resources

At June 30, 2016, the Company had unrestricted cash in the amount of $492,141 and a working capital deficit of $23,456,774. In addition, the stockholders’ deficit and accumulated other comprehensive loss was $24,769,993 at June 30, 2016 and $18,457,236 at December 31, 2015.

The cash flow from operating activities amounted to $2,590,900 during the six months ended June 30, 2016, compared to net cash provided of $1,553,583 during the six months ended June 30, 2015, an increase of $1,037,317.

Net cash provided by investing activities was $96,059 for the six months ended June 30, 2016, compared to net cash provided of $20,789 for the six months ended June 30, 2015, an increase of $75,270.

The cash flow financing activities used net cash of $2,845,415 during the six months ended June 30, 2016, compared to net cash used of $1,444,217 during the six months ended June 30, 2015, an increase of $1,401,198. The increase is attributable to the payment of the line of credit of $1,661,522.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.

However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the report there are no material legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six month period ended June 30, 2016, the Company issued 75,000 shares to the board members in relation to the vesting schedule agreed to during fourth quarter 2015, which gives 12,500 common shares per independent board member as compensation on a quarterly basis. On February 16, 2016, the Company also issued 39,000 shares of common stock to certain employees as part of an employee performance bonus. On June 17, 3026, the Company issued 4,882,500 shares of Series C preferred stock pursuant to Promissory Note Conversion Agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.
10.1	Form of Promissory Note Conversion Agreement for U.S. Noteholders

10.2	Form of Promissory Note Conversion Agreement for Canadian Noteholders

10.3	Employment Agreement by and between the Company and Joey Trombino, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2016

10.4	Second Amendment to Employment Agreement by and between the Company and Scot Ross, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2016

10.5	Omnibus Amendment to Sale of Accounts and Security Agreements, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2016

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2016

QUEST SOLUTION, INC.

By:	/s/ Gilles Gaudreault
Gilles Gaudreault
Chief Executive Officer

EXHIBIT INDEX

10.1	Form of Promissory Note Conversion Agreement for U.S. Noteholders

10.2	Form of Promissory Note Conversion Agreement for Canadian Noteholders

10.3	Employment Agreement by and between the Company and Joey Trombino, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2016

10.4	Second Amendment to Employment Agreement by and between the Company and Scot Ross, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2016

10.5	Omnibus Amendment to Sale of Accounts and Security Agreements, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2016

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

