Form 10-Q
period 2016-09-30
Quest Solution, Inc.
filed 2016-11-22
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

(514) 744-1000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,307,389 shares of common stock, $0.001 par value, as of November 22, 2016

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$321,888	$823,391
Restricted Cash	767,688	690,850
Accounts receivable, net	7,629,822	7,903,338
Inventory, net	595,913	471,479
Prepaid expenses	561,123	649,123
Deferred tax asset, current portion	160,545	160,545
Other current assets	84,623	395,642
Assets held for disposal	11,650,973	18,254,601
Total current assets	21,772,575	29,348,969

Fixed assets	155,858	201,897
Deferred tax asset	433,997	433,997
Goodwill	10,114,164	10,114,164
Trade name	3,080,731	3,513,481
Intangibles, net	-	8,250
Customer Relationships	6,716,827	7,560,352
Other assets	174,696	689,347

Total assets	$42,448,848	$51,870,457

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$7,626,126	$14,360,980
Accounts payable and accrued liabilities, related party	468,839	177,776
Line of credit	4,194,719	2,960,342
Advances, related party	100,000	400,000
Accrued payroll and sales tax	2,047,476	1,322,188
Deferred revenue, net	825,534	685,317
Current portion of note payable	11,879,131	-
Notes payable, related parties, current portion	8,207,637	6,790,148
Other current liabilities	220,980	369,609
Liabilities held for disposal	5,598,343	10,795,906
Total current liabilities	41,168,785	37,862,266

Long term liabilities
Note payable, related party, net of debt discount	8,936,204	13,546,840
Long term portion of note payable	76,638	126,942
Deferred revenue, net	482,870	533,874
Other long term liabilities	646,030	271,902
Total liabilities	51,310,527	52,341,824

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 1,000,000 shares authorized, 0 outstanding as of June 30, 2016 and December 31, 2015, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share authorized and 1 share outstanding as of September 30, 2016 and December 31, 2015, respectively, representing 5,200,000 votes.	5,200	5,200
Series C Preferred stock; $0.001 par value; 15,000,000 shares authorized and 4,982,560 shares outstanding as of September 30, 2016 and 0 shares outstanding at December 31, 2015, with a dividend of $0.06 per share payable quarterly.	4,983	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 33,980,478 and 36,871,478 shares outstanding of September 30, 2016 and December 31, 2015, respectively.	33,980	36,871
Additional paid-in capital	22,205,127	17,943,798
Accumulated Other Comprehensive Loss	(361,744)	-
Accumulated deficit	(30,749,225)	(18,457,236)
Total stockholders’ deficit	(8,861,679)	(471,367)
Total liabilities and stockholders’ deficit	$42,448,848	$51,870,457

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
	2016	2015	2016	2015
Revenues
Gross Sales	$13,841,279	$16,961,830	$44,288,975	$41,405,032
Less sales returns, discounts, & allowances	(277,128)	(250,491)	(849,256)	(460,108)
Total Revenues	13,564,151	16,711,339	43,439,719	40,944,924

Cost of goods sold
Cost of goods sold	10,910,089	13,523,544	34,648,909	32,031,714
Total costs of goods sold	10,910,089	13,523,544	34,648,909	32,031,714

Gross profit	2,654,062	3,187,795	8,790,810	8,913,210

Operating expenses
General and administrative	505,903	597,210	1,571,102	2,053,868
Salary and employee benefits	1,871,610	1,836,929	6,471,563	5,825,720
Depreciation and amortization	442,428	24,052	1,347,077	69,916
Professional fees	192,814	92,359	603,190	288,922
Total operating expenses	3,012,755	2,550,550	9,992,932	8,238,426

Income (loss) from continuing operations	(358,693)	637,245	(1,202,122)	674,784

Other income (expenses):
Restructuring expenses	(84,317)	—	(544,941)	—
Gain (loss) on foreign currency	(90,215)	—	129,589	—
Interest expense	(1,110,804)	(274,349)	(2,802,980)	(1,012,415)
Gain on intangible license settlement	—	374,500	—	374,500
Write-off of other assets	(450,000)	—	(450,000)	—
Other (expenses) income	3,065	(39,981)	6,871	17,224
Total other income (expenses)	(1,732,271)	60,170	(3,661,461)	(620,691)

Net Income (Loss) Before Income Taxes	(2,090,964)	697,415	(4,863,583)	54,093

Provision for Current Income Taxes	(376,326)	—	(491,254)	(64,209)

Net Income (Loss) from continuing operations	$(2,467,290)	$697,415	$(5,354,837)	$(10,116)

Net Loss from discontinued operations	(3,919,175)	—	(6,851,875)	—

Net Income (Loss)	(6,386,465)	697,415	(12,206,712)	(10,116)

Other Comprehensive Loss
Foreign Currency Adjustments	120,333	—	(361,744)	—
Comprehensive Income (Loss) from Operations	$(6,266,132)	$697,415	$(12,568,456)	$(10,116)

Net income (loss) per share - basic	$(0.18)	$0.02	$(0.34)	$(0.00)
Net income (loss) per share - diluted	$(0.18)	$0.02	$(0.34)	$(0.00)

Net income (loss) per share from continuing operations - basic	$(0.07)	$0.02	$(0.15)	$(0.00)
Net income (loss) per share from continuing operations- diluted	$(0.07)	$0.02	$(0.15)	$(0.00)

Net income (loss) per share from discontinued operations - basic	$(0.11)	$—	$(0.19)	$—
Net income (loss) per share from discontinued operations- diluted	$(0.11)	$—	$(0.19)	$—

Weighted average number of common shares outstanding - basic	35,762,326	36,637,523	36,506,733	35,702,188
Weighted average number of common shares outstanding – diluted	49,451,156	39,630,570	50,195,563	39,630,570

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months
	ending September 30,
	2016	2015
Cash flows from operating activities:
Net loss from continuing operations	$(5,354,837)	$(10,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring expenses	544,941	-
Stock based compensation	308,079	244,262
Warrants granted	-	19,758
Debt discount accretion	860,824	518,206
Depreciation and amortization	1,347,077	69,916
Interest expense unpaid	105,060	-
Loss on write-off of other assets	450,000	-
Unrealized Foreign Exchange Loss	42,875	-
Gain on intangible license settlement	-	(374,500)
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	273,516	(3,801,009)
(Increase) in prepaid expenses	10,714	(423,178)
(Increase) / decrease in inventory	(124,434)	124,949
(Increase) / decrease in customer deposit	-	4,900
Increase / (decrease) in accounts payable and accrued liabilities	5,763,282	4,868,321
Increase/(decrease) in accounts payable and accrued liabilities, related party	297,447	241,755
Increase in deferred revenues, net	89,213	725,926
Increase / (decrease) in accrued payroll and sales taxes payable	264,664	-
(Increase) / decrease in other assets	475,670	(351,652)
Increase / (decrease) in other liabilities	34,041	309,829
Net cash provided by operating activities	5,388,132	2,167,367

Cash flows from investing activities:
(Increase) decrease in restricted Cash	(76,838)	-
Purchase of property and equipment	(16,513)	(45,155)
Net cash used in investing activities	(93,351)	(45,155)

Cash flows from financing activities:
Proceeds (payment) on line of credit	1,234,377	(571,711)
Proceeds from notes payable		350,000
Payment of notes/loans payable	(1,971,627)	(2,069,299)
Proceeds from shares sold	-	200,000
Share issuance expenses	(41,259)	-
Net cash used in financing activities	(778,509)	(2,091,010)

Cash used from discontinued operations	(5,017,775)	-

Net (decrease) increase in cash	(501,503)	31,202
Cash, beginning of period	823,391	233,741
Cash, end of period	$321,888	$264,943

Cash paid for interest	$1,273,044	$128,723
Cash paid for taxes	$123,581	$-
Supplementary cash flow information:
Stock issued for services	$33,675	$192,546
Stock options vested during period	$274,404	$204,840
Warrants issued	$-	$19,758
Gain on sale of intangible asset	-	$374,500

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Bar Code Specialties, Inc., (“BCS”) a California Corporation, Quest Canada, Inc., (formerly known as ViascanQdata, Inc.), (“Viascan”) a Canadian based corporation with operations in the same business line as Quest and Quest Exchange Limited, a Canadian based holding company. Effective October 1, 2015, the financial statements of Viascan have been consolidated into the Company’s consolidated results of operations. On September 19, 2016, the Company publicly announced the decision of its Board of Directors to enter into a Letter of Intent to sell the shares of its wholly owned subsidiary, Quest Solution Canada Inc., to Viascan Group Inc. The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc have been classified as held for disposal. The companies currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These unaudited interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2015 and notes thereto included in the Company’s Form 10-K filed with the SEC on April 18, 2016. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $767,688 at September 30, 2016. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $20,249 for the period ending September 30, 2016 and December 31, 2015, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for period ending September 30, 2016 and December 31, 2015 was $70,802 and $92,656, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending September 30, 2016 and December 31, 2015 was $1,276,275 and $2,506,167, respectively.

	September 30, 2016	December 31, 2015
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(3,782,442)	(2,506,167)
Intangibles, net	$19,911,722	$21,187,997

Goodwill is not amortized, but is evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of intangibles. The annual evaluation for impairment of goodwill and intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. None of the goodwill is deductible for income tax purposes. For the three month period ended September 30, 2016, the goodwill in relation to the Company’s investments in Viascan was impaired by $2,500,000 and for the nine months ended September 30, 2016 the goodwill impairment charge was $4,800,000 which was all included in the net loss from discontinued operations. The impairment charge was driven by the following reasons:

●	Net operating losses for the first nine months of the year
●	Negative cash flow resulting in the Company funding $8.0 million to date since the acquisition date
●	Negative working capital
●	Conversion of $1.8 million of notes related to the acquisition to Series C preferred shares at condition significantly move favorable to the Company
●	Forgiveness of $0.5 million of notes related to the acquisition
●	The Company’s decision to dispose of the shares of Viascan making it a discontinued operation

ADVERTISING

The Company generally expenses advertising costs as incurred. During the nine month period ending September 30, 2016 and September 30, 2015, the Company spent $77,205 and $150,689 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the period earned.

INVENTORY

Substantially all of the inventory consists of raw materials and finished goods and are valued based upon first-in first-out (“FIFO”) cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slow moving products or discontinued items as well as the market conditions for the specific inventory items. There were no inventory reserves recorded as of September 30, 2016 and December 31, 2015, respectively.

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

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of September 30, 2016 and September 30, 2015 were 36,323,489 and 35,702,188, respectively.

The fully diluted number of common stock amounts to 50,195,563 which includes the potential of the existing senior subordinated debt holders converting their debt into common shareholder equity at $1.00 per share (for $3,231,388 in debt) and $2.00 per share (for $274,882 in debt) and 10,182,560 preferred Series B and C shares converting to common shares. Despite the fact the conversion is “out of the money”, accounting rules require these amounts to be included in diluted shares outstanding. Additional terms of the debt would require the Board of Directors to consent to any debt holder converting and having a position greater than 4.99% outstanding on the date of conversion.

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

The Company currently does not enter into financial instruments for either trading or speculative purposes. There were no forward foreign exchange contracts used during the nine month periods ended September 30, 2016 and 2015.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its recent acquisitions. As of September 30, 2016, the Company had a working capital deficit of $19,396,210 and an accumulated deficit and accumulated other comprehensive loss of $31,110,969. The Company is dependent on the completion of working capital financings, vendor trade credit extensions, restructuring of subordinated debt and private placement of its securities in order to continue operations. These factors taken together raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the quarter ending September 30, 2016 and September 30, 2015, one customer accounted for 21% and another customer accounted for 33% of the Company’s revenues, respectively.

Accounts receivable at September 30, 2016 and December 31, 2015 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 11% and another customer 20% of the trade accounts receivable balances at September 30, 2016 and December 31, 2015, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at September 30, 2016 and December 31, 2015. One vendor made up 90% and 83%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at September 30, 2016 and December 31, 2015, respectively.

NOTE 4 – INVENTORY

At September 30, 2016 and December 31, 2015, inventories consisted of the following:

	September 30, 2016	December 31, 2015
Equipment and clearing service	$415,967	$313,847
Raw Materials	122,415	119,065
Work in Progress	1,631	155
Finished Goods	55,900	38,412
Total inventories	$595,913	$471,479

NOTE 5 – PREPAIDS

The Company currently has $561,123 and $649,123 of expenses that were prepaid as of September 30, 2016 and December 31, 2015, respectively, which we expect to expense during the next year.

NOTE 6 – INTELLECTUAL PROPERTY

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

NOTE 7 – OTHER LIABILITIES

At September 30, 2016 and December 31, 2015, other liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Unearned Incentive from credit Cards	$293,105	$100,000
License contingent liability	150,000	-
Key Man life Insurance liability	126,095	92,776
Dividend payable	85,276	-
Others	212,534	448,735
	867,010	641,511
Less Current Portion	(220,980)	(369,609)
Total long term other liabilities	$646,030	$271,902

The Company has key man life insurance policies to insure the Company against risk of loss of an executive.

The Company has a contingent liability of $150,000 in connection with the acquisition of technology licenses in 2015. This payment becomes due when the respective technology becomes operable and viable. As of the date of this filing, it is unknown when that will become due.

NOTE 8 – DEFERRED REVENUE

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

	September 30, 2016	December 31, 2015
Deferred Revenue	$7,959,950	$7,332,218
Less Deferred Costs & Expenses	(6,651,546)	(6,113,027)
Net Deferred Revenue	1,308,404	1,219,191
Less Current Portion	(825,534)	(685,317)
Total Long Term net Deferred Revenue	$482,870	$533,874

NOTE 9 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business.

On December 31, 2014, the Company entered into a 3 year, $8 million revolving line of credit agreement with Wells Fargo Bank (“WFB”) which provided for borrowings based on eligible trade accounts receivable, as defined in the WFB loan agreement dated December 31, 2014. The line was secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. All other debt of the Company was subordinated to the WFB bank line of credit. In November 2015, the WFB line of credit was paid off. The Company continues to maintain a purchasing card relationship with WFB with a limit of approximately $300,000, of which $45,076 was outstanding as of September 30, 2016 and included in trade accounts payable.

In November 2015, the Company entered into a Sale of Accounts and Security Agreement with Faunus Group International (“FGI”) for the USA with a maximum credit limit of $15,000,000. The line was secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. The agreement contained certain pricing and fee structures for collateral management, minimum usage, early termination and facility fees. On July 1, 2016, FGI accepted full payment of all obligations of the Company under the U.S. and Canadian Sale of Accounts and Security Agreements (the “Existing Financing Agreements”), terminated the Existing Financing Agreements, terminated certain subordination agreements and guarantees, and released FGI’s security interests in the Company’s collateral.

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

The per annum interest rate with respect to the daily average balance of unpaid advances outstanding under the FASA (computed on a monthly basis) will be equal to the “Prime Rate” of Wells Fargo Bank N.A. plus 2%, plus a monthly fee equal to 0.75% of such average outstanding balance. The Company shall also pay all other costs incurred by Action under the FASA, including all bank fees. The FASA will continue in full force and effect unless terminated by either party upon 30 days’ prior written notice. Performance of the Company’s obligations under the FASA is secured by a security interest in certain collateral of the Company. The FASA includes customary representations and warranties and default provisions for transactions of this type.

NOTE 10 - NOTES PAYABLE

Notes payable at September 30, 2016 and December 31, 2015, consists of the following:

	September 30, 2016	December 31, 2015
Supplier Note Payable	$11,621,585	$-
Insurance Notes	42,390	59,666
All Other	291,794	67,276
Total	11,955,769	126,942
Less current portion	(11,879,131)	-
Long Term Notes Payable	$76,638	$126,942

The Company finances its Directors and Officers Liability Insurance and its Property and Casualty Insurance Program with First Insurance Funding. The Directors and Officers Liability Insurance period is for twelve months and the premium is financed over 9 months in equal monthly installments of $15,688 at 6% interest and the Property and Casualty Insurance Program period is for twelve months and the premium is financed over 9 months in equal monthly installments of $3,490 at 3.25% interest. The outstanding balance at September 30, 2016 was $42,390 and the monthly payments are current.

In connection with the BCS acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at September 30, 2016 was $130,294 of which $53,656 is classified as current and $76,638 is long term.

On July 18, 2016, the Company and the supplier entered into that certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $12,492,137. The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250,000 each, with any remaining principal and accrued interest due and payable on December 31, 2016. The balance on this note at September 30, 2016 was $11,621,585 which is all classified as current.

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. The promissory note will be repaid in 12 monthly installments commencing October 1, 2016 and this transaction was recorded as a restricting charge in the amount of $84,317 in the third quarter of 2016. In addition, the Company restated a promissory note in favor of Mr. Ross and will repay the balance of the $102,000 over 12 monthly installments commencing October 1, 2016. The balance on these two notes at September 30, 2016 was $161,500 which is all classified as current.

NOTE 11 – SUBORDINATED NOTES PAYABLE

Notes and loans payable at September 30, 2016 and December 31, 2015, consists of the following:

	September 30, 2016	December 31, 2015

Note payable - acquisition of Quest	$5,962,370	$6,577,509
Note payable – acquisition of BCS	10,348,808	10,348,808
Note payable – acquisition of ViascanQdata	639,771	2,446,969
Quest Preferred Stock note payable	1,245,000	3,120,000
Stock repurchase notes	222,366	-
Note payable – License contingent liability	-	150,000
Total notes payable	18,418,315	22,643,286
Less: debt discount	(1,274,474)	(2,306,298)
Less: current portion	(8,207,637)	(6,790,148)
Total long-term notes payable	$8,936,204	$13,546,840

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The initial interest rate was 1.89%, subsequent to December 31, 2015, the interest was increased to 6% and is due in 2017. Principal and interest payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with one of the Noteholders whereby $684,000 of the promissory note was converted into 684,000 shares of Series C Preferred Stock. As part of the transaction, the related debt discount of $171,000 was recorded against Additional paid in capital.

As part of the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. During this process, it was determined a debt discount of $4,000,000 (original issue discount, OID) should be assigned to the note. That debt discount is being accreted at $200,000 per quarter.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal and interest payments have been postponed.

The note payable in relation to the acquisition of ViascanQdata was issued effective October 1, 2015. $1,500,000 of the note was issued to Viascan Group, a related party due to the ownership interest of our CEO and head of Media Sales. The interest rate is 6% on this note with payments due in 2016 and 2018. The balance are debts assumed by the Company on the transaction date. On June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby entire balance due at date which amounted to $1,049,250 comprising of capital and interest was converted into 1,049,250 shares of Series C Preferred Stock.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock.

The Company has a contingent liability of $150,000 in connection with the acquisition of technology licenses in 2015. This payment becomes due when the respective technology becomes operable and viable. As of the date of this filing, it is unknown when that will become due. At June 30, 2016 this amount was reclassified in Other Long Term Liabilities.

NOTE 12 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of September 30, 2016, there were 1,000,000 Series A preferred shares authorized and 0 Series A preferred shares outstanding. On October 1, 2015, the Board of directors authorized the repurchase and retirement of all of the issued and outstanding Series A preferred shares and 3,400,000 stock options in exchange for a $3,120,000 subordinated note.

Series B

As of September 30, 2016 and December 31, 2015, there was 1 Series B preferred share authorized and 1 Series B preferred share outstanding. This preferred share was issued solely for the purpose of the acquisition of ViascanQdata. It has no preferential rights above common shares. There are 5,200,000 Exchangeable Shares of Quest Exchange Ltd. outstanding, each of which is exchangeable into one (1) share of common stock of Quest Solution, Inc. The holder of the Series B Preferred Stock is entitled to a number of votes equal to the number of the Exchangeable Shares of Quest Exchange Ltd.

Series C

As of September 30, 2016, there was 15,000,000 Series C preferred share authorized and 4,982,500 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and are entitled to receive a quarterly dividend at a rate of $0.06 per annum. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc. On June 17, 2016, 4,882,500 shares were issued as part of Promissory Note Conversion agreements as described in Note 11. On July 31, 2016 the Company issued 100,000 shares of Series C preferred stock pursuant to a Separation Agreement in exchange for the redemption of 42,500 restricted common shares.

COMMON STOCK

For the nine months ended September 30, 2016, the Company issued 112,500 shares to the board members in relation to the vesting schedule agreed to during 4th quarter 2015, which provides 12,500 common shares per independent board member as compensation. The shares were valued at $25,875. In addition, 39,000 shares were issued to certain employees in the first quarter that had a value of $7,800.

On June 17, 2016, the Company entered into a Stock Redemption Agreement whereby it redeemed 1,000,000 restricted common stock in exchange for 357,000 shares of Series C preferred stock. On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. In addition, the Company issued 100,000 shares of Series C preferred stock pursuant to the same Separation Agreement in exchange for the redemption of 42,500 restricted common shares. Finally on September 30, 2016, the Company completed the redemption of 1,650,000 shares of restricted common stock pursuant to a Stock Redemption Agreement. In total, for the nine months ended September 30, 2016, the Company has redeemed a total of 3,042,500 shares of restricted common stock.

As of September 30, 2016 the Company had 33,980,478 common shares outstanding.

Warrants and Options

Stock options/warrants

For the nine months ended September 30, 2016, there were 381,250 stock options vested for employees. The calculated value of the vesting was $274,404. In addition, 500,000 stock options were forfeited, 2,900,000 stock options were cancelled and 5,000 stock options expired. As at September 30, 2016 there are 4,049,000 stock options that are outstanding of which 3,236,500 are fully vested.

Included in Salary and Employment Benefit Expenses is $103,637 and $131,940 of stock based compensation expense for the three months ending September 30, 2016 and 2015, respectively, and $308,079 and $590,817 for the nine months ending September 30, 2016 and 2015, respectively.

NOTE 13 – DISCONTINUED OPERATIONS

On September 19, 2016, the Company publicly announced the decision of its Board of Directors to enter into a Letter of Intent to sell the shares of its wholly owned subsidiary, Quest Solution Canada Inc., to Viascan Group Inc. The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal. The transaction is expected to close in the 4th quarter of 2016 with an effective date of September 30, 2016.

The results of Quest Solution Canada Inc. for the three and nine months ended September 30, are presented below:

	For the three months		For the nine months
	ending September 30,		ending September 30,
	2016	2015	2016	2015

Revenues	$3,911,501	$-	$11,326,849	$-
Cost of goods sold	(3,988,733)	-	(9,751,651)	-
Gross profit	(77,232)	-	1,575,198	-

Operating expenses
General and administrative	(315,088)	-	(874,506)	-
Salary and employee benefits	(689,118)	-	(2,074,977)	-
Depreciation and amortization	(61,076)	-	(178,069)	-
Professional fees	(21,387)	-	(58,138)	-
Goodwill impairment	(2,500,000)	-	(4,800,000)	-
Total operating expenses	(3,586,669)	-	(7,985,690)	-

Operating loss	(3,663,901)	-	(6,410,492)	-

Other income (expenses):
Restructuring expenses	-	-	(108,640)	-
Gain (loss) on foreign currency	(155,548)	-	117,138	-
Interest expense	(86,617)	-	(443,019)	-
Other (expenses) income	23	-	129
Total other income (expenses)	(242,142)	-	(434,392)	-

Net Income (Loss) Before Income Taxes	(3,906,043)	-	(6,844,884)	-

Provision for Current Income Taxes	(13,132)	-	(6,991)	-

Net Loss from discontinued operations	$(3,919,175)	$-	$(6,851,875)	$-

The major classes of assets and liabilities of Quest Solution Canada Inc. classified as held for disposal as at September 30, 2016 and December 31, 2015 are, as follows:

	As of
	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$(42,013)	$19,324
Accounts receivable, net	2,302,399	3,505,920
Inventory, net	1,832,631	2,260,133
Prepaid expenses	97,990	81,468
Other current assets	24,858	1,133
Total current assets	4,215,865	5,867,978

Fixed assets	1,097,248	1,248,763
Goodwill	6,337,860	11,137,860

Total assets	$11,650,973	$18,254,601

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$3,205,449	$5,488,998
Line of credit	-	2,490,315
Accrued payroll and sales tax	329,874	276,147
Deferred revenue, net	99,905	57,659
Notes payable, related parties, current portion	-	356,672
Current portion of note payable	1,841,297	1,255,477
Other current liabilities	114,265	64,175
Total current liabilities	5,590,790	9,989,443

Long term liabilities
Note payable, related party, net of debt discount	-	363,928
Long term portion of note payable	-	442,535
Other long term liabilities	7,553	-
Total liabilities	$5,598,343	$10,795,906

Net Assets held for disposal	$6,052,630	$7,458,695

The net cash flows incurred by Quest Solution Canada Inc. are as follows:

	For the nine months
	ending September 30,
	2016	2015

Net cash used by operating activities	$(1,743,606)	$-

Net cash provided in investing activities	16,097	-

Net cash used in financing activities	(3,290,265)	-

Net Cash Outflow from discontinued operations	$(5,017,774)	$-

NOTE 14 – RESTRUCTURING EXPENSES

For the nine months ended September 30, 2016, the Company took steps to streamline and simplify its operations in North America. The employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $544,951 to realize the streamlining initiatives. The restructuring charges include severance pay, legal costs to execute contract terminations, and cost of stock redemptions.

NOTE 15 – LITIGATION

As of September 30, 2016, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area.

In connection with the BCS acquisition the Company has an earn out/royalty receivable from the new owners of the BCS RFID business that was sold on November 19, 2014, prior to the acquisition by the Company. The maximum amount to be paid during the 4 year earn out period ending December 31, 2018 is $700,000. Payments to the Company are due within 30 days of the closing of each calendar quarter and the first royalty calculation and payment is due to the Company on April 30, 2015. The Company recorded the fair market value of this earn out receivable at $350,000 as of the acquisition date by the Company. No royalties have been earned and no payments made to or received by the Company as of September 30, 2016 and December 31, 2015, respectively. As a result, the Company has estimated that the probability of recovering any amounts have decreased significantly and as such has recorded a full write-off of the remaining balance of $350,000 in the quarter.

NOTE 17 – SUSEQUENT EVENTS

Share Issuance

On October 1, 2016, the Company granted and issued 37,500 shares for board compensation pursuant to the vesting schedule agreed during the fourth quarter 2015. In addition the company issued 131,000 shares to an employee pursuant to his employment contract and 158,411 shares pursuant to the Employee Stock Purchase Program.

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

The Quest Solution business plan previously included developing oil and gas reserves while increasing the production rate base and cash flow. Due to declines in production on the oil leases the Company had an interest in the Company was forced to revisit its position in the oil industry.

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

On September 19, 2016, the Company publicly announced the decision of its Board of Directors to enter into a Letter of Intent to sell the shares of its wholly owned subsidiary, Quest Solution Canada Inc., to Viascan Group Inc. The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal.

The following is a discussion of the Company’s financial condition, results of operations, financial resources and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

Overview

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2016 and 2015, the Company generated net revenues in the amount of $13,564,151 and $16,711,339, respectively. This represents a decrease of approximately $3.1 million or 18.8%, and is a result of timing of orders from our customers which moved into the fourth quarter.

For the nine months ended September 30, 2016 and 2015, the Company generated net revenues in the amount of $43,439,719 and $40,944,924, respectively. This represents an organic growth of 6% for 2016.

Cost of Goods Sold

For the three months ended September 30, 2016 and 2015, the Company recognized a total of $10,910,089 and $13,523,544, respectively, of cost of goods sold. Cost of goods sold were 80.9% of net revenues at September 30, 2015 and 80.4% of net revenues at September 30, 2016. The improvement in the gross margin percentage is a result of the product and customer mix.

For the nine months ended September 30, 2016 and 2015, the Company recognized a total of $34,648,909 and $32,031,714, respectively, of cost of goods sold. Cost of goods sold were 78.2% of net revenues at September 30, 2015 and 79.8% of net revenues at September 30, 2016.

Operating expenses

Total operating expense for the three months ended September 30, 2016 and 2015 recognized was $3,012,755 and $2,550,609, respectively representing an increase of approximately $0.5 million. $0.3 million of the increase is attributable to the amortization expense, a non-cash charge, of the Tradename and Customer relationships and the remaining $0.1 million is due to an increase in professional fees.

Total operating expense for the nine months ended September 30, 2016 and 2015 recognized was $9,992,932 and $8,238,426, respectively representing an increase of $1.8 million. The increase in amortization expense, a non-cash charge, of the Tradename and Customer relationships represents $1.3 million of the increase. Professional fees increased by $0.3 million.

General and administrative expenses for the three months ended September 30, 2016 and 2015 totaled $505,903 and $597,269, respectively. This decrease is a result of the cost reduction program.

General and administrative expenses for the nine months ended September 30, 2016 and 2015 totaled $1,571,102 and $2,053,868, respectively. This nine month decrease is also a result of the cost reduction program.

Salary and employee benefits for the three months ended September 30, 2016 totaled $1,871,610 as compared to $1,836,929 for the three months ended September 30, 2015.

Salary and employee benefits for the nine months ended September 30, 2016 totaled $6,471,563 as compared to $5,825,720 for the nine months ended September 30, 2015. Part of the increase is attributable to the increase in commissions due to sales revenue.

Stock compensation for the three months ended September 30, 2016 was $103,637 as compared to $131,940 for the three months ended September 30, 2015. The decrease was related to the Company issuing less stock for services and the decreased stock option expense during the period.

Stock compensation for the nine months ended September 30, 2016 was $308,079 as compared to $590,817 for the nine months ended September 30, 2015. The decrease was related to the Company issuing less stock for services and the decreased stock option expense during the period.

Professional fees for the three months ended September 30, 2016 were $192,814 as compared to $92,359 for the three months ended September 30, 2015. The increase was related to cost of being a public company resulting in an increase of professional accounting, consulting, fees for the independent Board of Directors and legal services that were provided by firms outside the Company.

Professional fees for the nine months ended September 30, 2016 were $603,190 as compared to $288,922 for the nine months ended September 30, 2015. The increase was related to the increase of professional accounting, consulting fees for the independent Board of Directors and legal services that were provided by firms outside the Company due to the complexity of the business.

Other income and expenses

Interest Expense - Interest expense for the three months ended September 30, 2016 totaled $1,110,804, including $200,000 of OID discount on the Quest subordinated debt which is non-cash, as compared to $274,349 for the three months ended September 30, 2015. The increase is due to an increase in the average line of credit balance and the early termination and facility fees in the amount of approximately $0.4 million related to the FGI line of credit.

Interest Expense - Interest expense for the nine months ended September 30, 2016 totaled $2,802,980, including $860,824 of OID discount on the Quest subordinated debt which is non-cash, as compared to $1,012,415 for the nine months ended September 30, 2015. The increase is due to an increase in the average line of credit balance and interest on outstanding supplier balances due, the fees related to the early termination and facility fees in the amount of approximately $0.4 million related to the FGI line of credit and the OID discount charge relating to the outstanding balances on the Quest acquisition subordinated debt.

Restructuring Expense - During the second quarter, the Company took steps to streamline and simplify its operations in North America. The Employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $544,941 for the nine months ended September 30, 2016 to realize the streamlining initiatives. The restructuring charges include severance pay, legal costs to execute contract terminations, and cost of stock redemptions.

Net loss from continuing operations

The Company realized a net loss of $2,467,290 for the three months ended September 30, 2016, compared to a net income of $697,415 for the three months ended September 30, 2015, a decrease in profitability of $3,164,705.

The Company realized a net loss of $5,354,837 for the nine months ended September 30, 2016, compared to a net loss of $10,116 for the nine months ended September 30, 2015, an increase of $5,344,721.

Net loss from discontinued operations

On September 19, 2016, the Company publicly announced the decision of its Board of Directors that it had entered into a Letter of Intent to sell the shares of its wholly owned subsidiary, Quest Solution Canada Inc. to the Viascan Group Inc. The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal. The Company realized a net loss from discontinued operations of $3,919,175 for the three months ended September 30, 2016 and a net loss from discontinued operations of $6,851,875 for the nine months ended September 30, 2016.

Liquidity and capital resources

At September 30, 2016, the Company had unrestricted cash in the amount of $321,888 and a working capital deficit of $19,396,210. In addition, the stockholders’ deficit and accumulated other comprehensive loss was $31,110,969 at September 30, 2016 and $18,457,236 at December 31, 2015.

The cash flow from operating activities amounted to $5,388,131 during the nine months ended September 30, 2016, compared to net cash provided of $2,167,367 during the nine months ended September 30, 2015, an increase of $3,220,764.

Net cash used by investing activities was $93,351 for the nine months ended September 30, 2016, compared to net cash used of $45,155 for the nine months ended September 30, 2015, an increase of $48,196.

The cash flow used from financing activities was $778,509 during the nine months ended September 30, 2016, compared to net cash used of $2,091,010 during the nine months ended September 30, 2015, a decrease of $1,312,501. The decrease is attributable to the payment of the line of credit of $1,234,377.

The total cash used from discontinued operations was $5,017,775 for the nine months ended September 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the report there are no material legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine month period ended September 30, 2016, the Company issued 102,500 shares to the board members in relation to the vesting schedule agreed to during fourth quarter 2015, which provides 12,500 common shares per independent board member as compensation on a quarterly basis. On February 16, 2016, the Company also issued 39,000 shares of common stock to certain employees as part of an employee performance bonus. On June 17, 2016, the Company issued 4,882,560 shares of Series C preferred stock pursuant to Promissory Note Conversion Agreements. On July 31, 2016 the Company issued 100,000 shares of Series C preferred stock pursuant to a Separation Agreement in exchange for the redemption of 42,500 restricted common shares.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2016	392,500	(1)	0.19	N/A	N/A
August 1 - August 31, 2016	-		-	N/A	N/A
September 1 - September 30, 2016	1,650,000	(2)	0.45	N/A	N/A
Total	2,042,500		0.40	N/A	N/A

(1)	The 392,500 shares of restricted stock were redeemed pursuant to a separation agreement entered into on July 31, 2016

(2)	The 1,650,000 shares of restricted stock were redeemed pursuant to a stock redemption agreement entered into on January 20, 2016

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

4.2	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.1	Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.2	Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.3	Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.4	Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.5	Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.6	Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016

10.7	Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2016

QUEST SOLUTION, INC.

By:	/s/ Thomas O. Miller
Thomas O. Miller
Interim Chief Executive Officer

EXHIBIT INDEX

4.1

$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

4.2

$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.1

Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.2

Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.3

Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.4

Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.5

Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.6

Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016

10.7

Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016

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

