Form 10-K
period 2016-12-31
Quest Solution, Inc.
filed 2017-04-17
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	[ ]
Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company,  indicate  by  check mark if  the registrant  has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided  pursuant  to Section  7(a)(2)(B) of  the Securities Act . [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was $4,561,407.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,214,826 shares of common stock were outstanding as of April 14, 2017.

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

On November 19, 2014, the Company entered into a Stock Purchase Agreement with Bar Code Specialties, Inc., a California corporation (“BCS”), and David Marin, the sole stockholder of BCS, pursuant to which the Company agreed to purchase all outstanding shares of common stock of BCS held by the Mr. Marin for an aggregate purchase price of $10,396,316, payable in the form of a five-year secured subordinated convertible promissory note. BCS is a company specializing in systems integration and data collection. Initially the company focused on the distribution vertical, but quickly grew its operational focus to include retail, manufacturing, food, and healthcare.

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc. (“ViascanQData”), a Canadian based operation in the same business line as Quest and their CEO, Gilles Gaudreault, was appointed the CEO of Quest, with our then CEO, Tom Miller, remaining as President and Chairman of the Board. The purchase price for the shares of ViascanQdata was 5,200,000 shares of Series B Preferred Stock (which are convertible on a 1:1 basis into common shares, with no other preferential rights) as well as a promissory note of one million five hundred thousand dollars ($1,500,000). In 2016, ViascanQData changed its legal corporate name to Quest Solution Canada Inc.

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $575,000 was received at closing and the balance is to be received before April 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction includes:

●	Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

●	The Company cancelled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, received upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●	The Company also negotiated a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

History

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

Strategy

Following the divestiture of Quest Solution Canada Inc., the Company’s strategy is to focus on operational excellence and cost reduction, addressing the balance sheet debt load and putting together a business plan that is based on modest revenue growth. The Company will continue to identify synergies within the Company to offer a more complete offering of products, services and solutions to customers throughout the United States. Furthermore, the market in which Quest operates is undergoing consolidation and Quest will start identifying profitable, strategic companies in the data collection and mobile systems integration market for potential future acquisition in order to become the leading specialty integrator within our served markets.

The Company is a systems integrator within the United States with a focus on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. The Company is also a manufacturer and/or distributor of labels, tags, ribbons and RFID identification tags. Quest takes a consultative approach by offering end-to-end solutions that include hardware, service contracts, software, communications and full lifecycle management services. Quest simplifies the integration process with its experienced team of professionals. The Company delivers problem solving solutions backed by numerous customer references. The Company offers comprehensive packaged and configurable software some of which is developed by Quest and some from 3rd parties. Quest is also a leading providing of bar code labels and ribbons (media) to companies in Southern California. Quest provides consultative services to companies to select design and manufacture the right label for their product offering. Once a company selects the product, sales are highly repeatable on a regular basis.

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

Quest has been successful by delivering mission critical mobile computing and data collection solutions for over two decades for Fortune 1000 companies. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for Quest to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth and opportunity available to the Company to succeed.

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

DSD and Route: Software packages designed to increase overall productivity. In the fourth quarter 2016, Quest introduced the next generation of Direct Store Delivery (DSD) and Proof of Delivery software called Route Edge TM. The Quest DSD and Route Edge TM software packages include proprietary applications for portable devices, computer servers and management dashboards that extend the power of existing systems out to field associates to enhance routing and delivery efficiency.

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

Media and Label Business: Repeatable easy order online purchasing portal. The largest segment of data collection opportunity for Quest is the barcode label market providing ongoing and repeatable purchasing business. Quest intends to continue in the label business in the United States to drive business growth and increased margins.

Target Markets

Based on its expertise, competence, success and software solution set, Quest focuses on markets that represent high-return mobile line of business applications. Quest believes it can further develop its existing and substantial installed base of customers who are in need of replacement of legacy systems with a go-to-market strategy that leverages our field sales and system resources, telemarketing, customer portals and vertical market and barcode label specialists. Quest also believes that its base of industry leading customers are candidates for the Company’s barcode label and ribbon (media) offerings for the Company’s core markets of manufacturing, distribution, transportation and logistics, retail and healthcare sectors. Quest has been successful by integrating mission critical mobile computing and data collection solutions for over two decades for Fortune 1000 companies. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for Quest to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best there is more than adequate market size, growth and opportunity available to the Company to succeed.

Competitive overview

The mobile system integration market is characterized by a limited number of large competitors and numerous smaller niche players. Quest typically pursues larger accounts and national customers, competing most often with the larger channel partners, including Stratix, Peak Technologies, Lowry, and Barcoding Inc. For specific solutions the Company also competes with niche players that are often focused on a single industry. Hardware sales are often pressured by competition from online retailers, but Quest’s consultative, integrated solutions approach is a clear differentiator for most prospective customers.

Sales Strategy

The Company’s current direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in size and reach mirrors the Company’s addition of new products and services. Sales team members are organized by industry areas of opportunity, areas of expertise and territory. Quest’s sales teams are organized to address national accounts offering a broad array of unique solutions for key line of business applications, which allows for upsell and cross sell opportunities within each client. For the barcode label (media) business, Quest utilizes a specialty sales force and well as resellers and distributors of Quest manufactured label products to serve the market.

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

General Discussion of Operations

Concentrations

NOTE 4 – CONCENTRATIONS

For the years ended December 31, 2016 and 2015, one customer accounted for 17.3% and 13.1%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2016 and 2015 are made up of trade receivables due from customers in the ordinary course of business.

One customer made up 33.1% and 20.8% of the balance for 2016 and 2015, which represented greater than 10% of accounts receivable at December 31, 2016 and 2015, respectively.

Accounts payable are made up of payable due to vendors in the ordinary course of business at December 31, 2016 and 2015. One vendor made up 76.4% and 86.6% of the balance, which represented greater than 10% of accounts payable at December 31, 2016 and 2015, respectively.

Employees and Consultants

As of December 31, 2016, we had a total of 63 full time employees and 1 part time employee.

As of April 14, 2017, we had a total of 62 full time employees and 1 part time employee.

Expected Significant Changes In The Number Of Employees

The Company anticipates some minor change in the number of employees over the next twelve months as administrative functions are consolidated. Management has instituted a cost reduction program that included a reduction in labor and related payroll expenses. Should the Company be approached with an accretive acquisition that the Company determines is a positive return on investment and/or weighted average cost of capital, then there will likely be increases in employees who come with the acquired company.

Quest’s website is located at www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The corporate offices of the Company are currently located at 860 Conger Street, Eugene, Oregon 97402. In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, Oregon 97402. The premises consist of approximately 7,000 square feet of warehouse and office space. The lease provides for monthly payments of $3,837 through March 2013, and is adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2% in any one year. The lease expired on March 31, 2017 and the Company extended the term of the lease for an additional two year with the same cost of living increase. This location handles administrative functions as well as having an operations team, inside sales, warehouse and support center for Quest’s sales team.

The lease at the Company’s Ohio location, signed by Quest Marketing, Inc. in July 2011, provides for monthly payments of $2,587 through June 2012, and $2,691 thereafter. The lease is due to expire June 30, 2018. This location is used by the Company’s engineers for assistance with its sales team.

The Company has a commercial real estate operating lease with the former owner of BCS for the Company’s office and warehouse location in Garden Grove, California. The Company pays rent at the rate of $9,000 per month and the lease expires January 2022. This location houses the original BCS operations team, which was acquired in November 2014, as well as the label production facility, administrative and finance for the Company.

ITEM 3. LEGAL PROCEEDINGS

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2015:
Fiscal Quarter Ended March 31, 2015	$0.47	$0.35
Fiscal Quarter Ended June 30, 2015	$0.49	$0.28
Fiscal Quarter Ended September 30, 2015	$0.45	$0.26
Fiscal Quarter Ended December 31, 2015	$0.42	$0.12

Fiscal Year Ended December 31, 2016:
Fiscal Quarter Ended March 31, 2016	$0.27	$0.16
Fiscal Quarter Ended June 30, 2016	$0.28	$0.12
Fiscal Quarter Ended September 30, 2016	$0.17	$0.07
Fiscal Quarter Ended December 31, 2016	$0.11	$0.06

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted Common Stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock. See “Risk Factors.”

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	4,049,000	0.50	7,356,000
Total	4,049,000	0.50	7,356,000

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

During 2015, the latter three warrants were voluntarily canceled.

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

On July 1, 2014, the Company issued a consultant a total of 200,000 warrants valued at $113,548 for services to be performed. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $1.50, term of 2 years; risk free interest rate of 0.47%; dividend yield of 0% and expected volatility of 283%. As of December 31, 2014, the agreement with this consultant was canceled; a total of $14,194 had been recognized as expense.

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

During November 2014, with the acquisition of BCS, the Company issued two service-based stock options to purchase 1,200,000 shares of common stock each. These Options vests with respect to 200,000 shares on November 20, 2014, and the balance will vest in a series of twenty (20) equal installments on the last day of each complete calendar quarter over the five (5)-year period commencing on January 1, 2015, subject to their continuous service with the Company. On November 20, 2014, the Company vested a total of 400,000 options valued at $183,662. The value of these warrants was estimated by using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50, term of 5 years; risk free interest rate of 1.64%; dividend yield of 0% and expected volatility of 154%. As of December 31, 2014 a total value of these 400,000 options had been recognized as a non-cash expense related to these options. In 2015, 1,200,000 of these stock options were canceled.

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

During the quarter ended December 31, 2015, the Compensation Committee of the board of directors agreed to quarterly issuance / vesting of 12,500 common shares per independent board member as compensation. During the 4th quarter, 37,500 shares were issued in conjunction with this agreement at a value of $15,375. In addition, the Company issued 100,000 common shares to a consultant for services valued at $22,000 and 20,000 common shares to an employee valued at $4,600.

For the year ended December 31, 2016, the Company issued 150,000 shares to the board members in relation to the vesting schedule agreed to during 4th quarter 2015, which provides 12,500 common shares per independent board member as compensation. The shares were valued at $28,800.

In addition, 39,000 shares were issued to certain employees in the first quarter of 2016 that had a value of $7,800.

On June 17, 2016, the Company entered into a Stock Redemption Agreement whereby it redeemed 1,000,000 shares of restricted common stock in exchange for 357,000 shares of Series C preferred stock.

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

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 1,650,000 shares of common stock for $750,000 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. On September 30, 2016, the Company completed the redemption of 1,650,000 shares of common stock.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $230,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at December 31, 2016, the Company did not complete the redemption of 507,079 shares of common stock and the remaining balance of the note and accrued interest is $241,159.

In November 2016, the Company issued 131,000 shares to an employee as a signing bonus and performance bonus, respectively, under his Employment Agreement. The shares were valued at $8,449.

In December 2016, the Company issued 708,000 shares to the Chief Financial Officer as a signing bonus and performance bonus, respectively, under his Employment Agreement. The shares were valued at $48,498.

For the year ended December 31, 2016, pursuant to the Employee Stock Purchase Program (“ESPP”) for which the Company filed an S-8 registration statement, 238,785 shares of Common Stock were issued for proceeds of $20,058.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 – June 30, 2016	1,000,000	(1)	0.357	N/A	N/A
July 1 - July 31, 2016	392,500	(2)	0.19	N/A	N/A
September 1 - September 30, 2016	1,650,000	(3)	0.45	N/A	N/A
Total	3,042,500		0.39	N/A	N/A

(1)	On June 17, 2016, the Company entered into a Stock Redemption Agreement whereby it redeemed 1,000,000 restricted common stock in exchange for 357,000 shares of Series C preferred stock

(2)	The 392,500 shares of restricted stock were redeemed pursuant to a separation agreement entered into on July 31, 2016

(3)	The 1,650,000 shares of common stock were redeemed pursuant to a stock redemption agreement entered into on January 20, 2016

Related Party

In 2015, Quest redeemed 900,000 shares of common stock from Thomet pursuant to the Settlement Agreement.

In the third quarter of 2015, the Company issued 1,000,000 shares of restricted common stock to a note holder pursuant to the Settlement Agreement valued at $357,000.

As of December 31, 2016, the Company had 35,095,763 common shares outstanding.

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

OVERVIEW

In 2016, the Company announced strategic actions to streamline its operations, drive future growth and accelerate value creation for shareholders. These repositioning actions resulted in agreements to sell the Canadian operations. The operations of the Canadian subsidiary have been reported within discontinued operations for all years presented.

The Company’s sales from continuing operations for 2016 were $60.0 million, an increase of $1.4 million, or 2.5%. Net sales related to discontinued operations were $11.3 million for 2016 compared with $5.3 million in 2015 (there were 9 months of operations in fiscal 2016 and 3 months in fiscal 2015).

The loss from continuing operations for common stockholders was $7.5 million in 2016, an increase of $6 million compared with prior year loss of $1.5 million. Basic and Diluted loss per share from continuing operations were $0.21 versus $0.04 per share in 2015.

Loss from discontinued operations for 2016 was $$6.9 million ($0.19 per share).compared to $0.2 million in 2015 ($0.01 per share).

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its acquisitions. As of December 31, 2016, the Company had a working capital deficit of $15,323,313 and an accumulated deficit of $32,935,199. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to obtain additional debt or equity financing for working capital (i.e., vendor trade credit extensions ) or refinancing (restructuring of subordinated debt) as may be required and, ultimately, to attain profitable operations. Management is focused on reducing operating expenses. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. On initiative to reduce operating expense and start the path to attain profitability was the sale of Quest Solution Canada Inc. primarily because it had incurred significant operating losses and negative cash flow. In order to mitigate the risk related with this uncertainty, the Company may issue additional shares of common stock for cash and services during the next 12 months.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Overview - Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31		Variation
	2016	2015	$	%
Revenue	$60,047,124	$58,598,531	1,448,593	2.5
Cost of Goods sold	47,952,,579	46,650,277	1,302,302	2.8
Gross Profit	12,094,545	11,948,254	146,291	1.2
Operating Expenses	13,283,849	14,044,203	(760,354)	(5.4)
Loss from operations	(1,189,304)	(2,905,949)	906,645	43.3
Net loss from continuing operations	(7,493,270)	(1,715,080)	(6,018,146)	n/m
Net loss from discontinued operations	(6,851,875)	(239,956)	(6,611,919)	n/m
Net loss	(14,345,145)	(1,715,080)	(12,630,065)	n/m
Net Loss per common Share from continuing operations	(0.21)	(0.04)	(0.17)	n/m
Net Loss per common Share from discontinued operations	(0.19)	(0.01)	(0.18)	n/m
Net Loss per common Share	(0.40)	(0.05)	(0.35)	n/m

n/m; not meaningful

Revenues

For the years ended December 31, 2016 and 2015, the Company recognized $60,047,124 and $58,598,531 in net revenues, respectively. This represents an increase of 2.5% attributable to organic growth. The growth rate is in line with that of the industry. Revenue for 2016 and 2015 was generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers.

Cost of Goods Sold

For the years ended December 31, 2016 and 2015, the Company recognized a total of $47,952,579 and $46,650,277, respectively, of cost of goods sold. Cost of goods sold were 80.9% of net revenues at for 2016 and 80.4% for 2015. The gross margin percentage remained stable in an industry that is putting a lot of pressure on the gross margin.

Operating expenses

For the years ended December 31, 2016 and 2015, operating expenses related to continuing operations were $13,283,849 and $14,044,203, respectively. This represents a decrease of $760,354, or 5.4%, which is due to management focus on expense reduction and streamlining operations.

Salary and benefits – Salary, commissions and employee benefits for the year ended December 31, 2016 totaled $8,409,223, compared to $8,220,135 for the year ended December 31, 2015. Included in salary and benefits is a stock based compensation expense of $374,451 for the year ended December 31, 2016 compared to $751,054 for the year ended December 31, 2016. The decrease in the stock compensation, which is non-cash, is a result of fewer shares and less options being granted. The increase in salary and benefits is attributable in part to the related increases of sales commissions associated with increased net revenues of the Company and the increase in headcount for the first half of the 2016 year.

General and Administrative – General and administrative expenses were $2,327,889 for the year ended December 31, 2016, compared to $2,813,984 for the year ended December 31, 2015. The decrease is a result of the cost containment efforts that have been put in place to realize the synergies of the combined entities.

Professional Fees – Professional fees for the year ended December 31, 2016 were $754,411 compared to $411,261 for the period year ended December 31, 2015. The increase was related to the complexity of the business that resulted in the increased use of outside consultants and specifically legal fees attributable to the divestiture of Quest Solution Canada. In addition, the increase was related to cost of being a public company resulting in an increase of professional accounting, consulting, fees for the independent Board of Directors and attorney fees.

Stock based compensation expense – Stock based compensation expenses for the year ended December 31, 2016 were $374,451, compared to $751,054 for the year ended December 31, 2015. This decrease in 2016 relates to the Company issuing less net shares for services, the decrease in vesting of incentive stock options and the decrease in stock price during the period.

Other income and expenses

The Company incurred $4,531,263 in interest expense for year ended December 31, 2016, compared to $1,438,422 for the year ended December 31, 2015. The interest expense in 2016 is comprised of the interest on the credit facilities as well as the financing fees and cancellation fees related to the facilities, interest on the notes, supplier financing and the debt discount on the promissory notes which are non-cash. The following are the factors that explain the increase; $0.5 million related to the increase in the average line of credit balance and the interest rate on the facility, $0.4 million related to the cancellation of the FGI line of credit, $0.2 million in financing fees related to the different credit facilities, $0.3 million increase related to the increase in the Promissory note balances, $0.3 million increase related to the supplier financing and $1.4 million increase in the debt discount which is non cash.

Restructuring Expense - During the second quarter, the Company took steps to streamline and simplify its operations in North America. The Employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $544,941 for the year ended December 31, 2016 to realize the streamlining initiatives. The restructuring charges include severance pay, legal costs to execute contract terminations, and cost of stock redemptions.

In 2016 the Company recognized a loss of $450,000 for the write-off of assets which it determined to have no future economic benefit. In addition in 2016, the Company realized a gain on the forgiveness of a contingent liability of $150,000. In 2015, the Company realized a $374,500 gain on sale of technology licenses and trade agreements that were transferred to a former employee and shareholder in the ordinary course of business as part of an omnibus settlement agreement.

Foreign currency transactions

The Company uses the temporal method to translate its foreign currency transactions. Under this method, monetary assets and liabilities are translated at the exchange rate in effect at the consolidated balance sheet date. Other assets and liabilities are translated at the exchange rate in effect at the transaction date. Items appearing in the current year’s consolidated statement of loss, except for cost of inventory and amortization, which are translated using the historical rate, are translated at average yearly rates. Foreign exchange gains and losses are included in the consolidated statement of loss. The Company recorded a gain on foreign currency of $129,589 in 2016 due to the weakening of the Canadian dollar in relation to the United States dollar.

Provision for income taxes

During the year ended December 31, 2016, the Company recognized a total income tax expense of $1,068,352 which is comprised of $298,719 of current taxes and $769,633 of deferred taxes. Management’s analysis of the future utilization of the cumulative net operating loss carryforwards determined that it does not meet the more likely than not criteria regarding the utilization of the net operating losses prior to their expiration. Accordingly, the valuation allowance on the deferred tax asset is 100% during the year ended December 31, 2016. For the year ended December 31, 2015, the Company recognized a tax benefit of $1,797,977 related to the deferred tax asset true net operating losses carryforward.

Net loss from continuing operations

The Company realized net loss from continuing operations of $7,493,270 for the year ended December 31, 2016, compared to a net loss from continuing operations of $1,475,124 for the year ended December 31, 2015. The increase in the net is attributable to the numerous one-time expenses in the current year.

Net loss from discontinued operations

Effective September 30, 2015, the Company sold the shares of its wholly owned subsidiary, Quest Solution Canada Inc. to Viascan Group Inc. The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal in 2015. The Company realized a net loss from discontinued operations of $6,851,875 for the year ended December 31, 2016, which represents nine months of operations, and a net loss from discontinued operations of $239,956 for the year ended December 31, 2015, which represents three months of operations.

Liquidity and capital resources

For the year ended December 31, 2016, the Company had cash in the amount of $954,700 of which $665,220 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $15,323,313, compared to cash in the amount of $1,514,241, of which $690,850 is restricted, and a working capital deficit of $9,181,844 excluding the current portion of subordinated notes payable and the net asset held for disposal, for the year ended December 31, 2015. In addition, the Company’s stockholder’s deficit of $13,750,714 and $471,367 for the years ended December 31, 2016 and 2015, respectively.

The Company’s accumulated deficit is $32,935,199 and $18,457,236 for the years ended December 31, 2016 and 2015, respectively.

The Company’s operations provided net cash of $5,652,679 and $9,300,222 for the years ended December 31, 2016 and 2015, respectively, a decrease of $3,647,543. The decrease is a result of a large net loss from continued operations and a decrease in the non-cash working capital items of $1.8 million in 2016 compared to 2015. Non-cash changes in working capital items in 2016 included an $8,881,651 increase in accounts payable

The Company’s cash generated from investing activities was $584,908 for the year ended December 31, 2016 compared to cash used of $778,741 from investing activities for the year ended December 31, 2015. In 2016, the Company received cash in the amount of $0.6 million in the divestiture of Quest Solution Canada Inc., whereas in 2015, $0.7 million of cash was used to provide the letters of credit contained in the restricted cash.

The Company’s financing activities used $2,176,424 of cash during the year ended December 31, 2016, and $4,935,039 during the year ended December 31, 2015, a decrease in usage of $2,758,615. During the year ended December 31, 2016, $3,083,784 was paid down on the Supplier Secured Promissory note, $750,000 was used to redeem 1,650,000 common shares, and to offset the uses of cash, the Company received proceeds of $2,098,950 from the line of credit. During the year ended December 31, 2015, $6,626,036 was paid down on notes payable to the Company as part of the acquisitions, as well, the Company received proceeds of $1,140,997 from the line of credit.

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on the Company’s operations in the future.

Contractual Obligations

The significant contractual obligations as of December 31, 2016, were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Subordinated Notes payable, related parties	$-	$-	$-	$17,515,345	$17,515,345
Notes payable, non-related parties	9,782,925	130,294	-	-	9,913,219
Accrued interest and accrued liabilities, related party	-	-	-	629,238	629,238
Total	$9,782,925	$130,294	$-	$18,144,583	$28,057,802

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

Critical Accounting Policies

Preparation of the Company’s financial statements requires management to make judgments, assumptions and estimates regarding uncertainties that could affect reported revenue, expenses, assets, liabilities and equity. Note 1 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas where management judgments and estimates impact the primary financial statements are described below. Actual results in these areas could differ materially from management’s estimates under different assumptions or conditions.

REVENUE RECOGNITION

The Company recognizes nearly all revenue through the sale of products and services, and records the sale when products are shipped or delivered, title and risk of loss pass to the customer, and collection is reasonably assured. The vast majority of deliverables are tangible products, with a smaller portion attributable to installation, service or maintenance. Revenue related to maintenance is recognized ratably over the contractual term. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

ACCOUNTS RECEIVABLE

The Company’s management performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. Management continuously monitors collections and payments from its customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that were identified. If the actual uncollected amounts significantly exceed the estimated allowance, the Company’s operating results would be significantly adversely affected. While such credit losses have historically been within management’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

INVENTORIES

Inventories are stated at the lower of cost or market and are principally valued on a first-in, first-out basis. The Company’s management reviews inventory for obsolescence, make appropriate provisions and dispose of obsolete inventory on a regular basis. Various factors are considered in these reviews, including sales history and recent trends, industry conditions and general economic conditions. If actual circumstances indicate a decline in any of these factors, particularly an abrupt change in economic conditions, the Company could incur an obsolescence expense. Management’s estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess, obsolete and unmarketable inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in its cost of goods sold at the time of such determination.

LONG-LIVED ASSETS

Long-lived assets, which include property, equipment, goodwill and identifiable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate impairment may exist. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. The Company’s management reviews for possible goodwill impairment at least annually, in the fourth quarter. If an initial assessment indicates it is more likely than not an impairment may exist, it is evaluated by comparing the unit’s estimated fair value to its carrying value. Fair value is generally estimated using an income approach that discounts estimated future cash flows using discount rates judged by management to be commensurate with the applicable risk. Estimates of future sales, operating results, cash flows and discount rates are subject to changes in the economic environment, including such factors as the general level of market interest rates, expected equity market returns and the volatility of markets served, particularly when recessionary economic circumstances continue for an extended period of time. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variance from assumptions could materially affect the evaluations.

INCOME TAXES

Income tax expense and tax assets and liabilities reflect management’s assessment of taxes paid or expected to be paid (received) on items included in the financial statements. Deferred tax assets and liabilities arise from temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and consideration of operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will more likely than not be realized. This requires management to make judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.

STOCK BASED COMPENSATION

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 3 of the consolidated financial statement for management’s discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This section is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

The Company maintains “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2016. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

(b) Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting cannot provide absolute assurance of achieving their objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Due to their inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. It is possible to design safeguards to reduce, but not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of December 31, 2016, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls. The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary on an on-going basis. The Company has committed to hiring additional finance department staff during the year ending December 31, 2017 which will allow for a higher level of segregation and improve the Company’s overall compliance with COSO. The hiring of additional staff is dependent upon the Company obtaining sufficient cash flows from operations or financings.

While the material weakness set forth above were the result of the scale of the Company’s operations and is intrinsic to its small size, the Company believes the risk of material misstatements relative to financial reporting are minimal.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s website is located at http://www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

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

Date: April 17, 2017

QUEST SOLUTION, INC.

By:	/s/ Thomas O. Miller
Thomas O. Miller
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas O. Miller	Director, Chairman of the Board, (principal executive officer)	April 17, 2017
Thomas O. Miller

/s/ William Austin Lewis, IV	Director	April 17, 2017
William Austin Lewis, IV

/s/ Shai S. Lustgarten	Director, President and CEO	April 17, 2017
Shai S. Lustgarten

QUEST SOLUTION, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Quest Solution, Inc.

We have audited the accompanying consolidated balance sheets of Quest Solution, Inc. and subsidiaries (“The Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows, for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Solution, Inc. and subsidiaries, as of December 31, 2016 and 2015 and the results of its operations, and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

RBSM, LLP

Larkspur, CA

April 17, 2017

QUEST SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$289,480	$823,391
Cash, restricted	665,220	690,850
Accounts receivable, net	10,589,677	7,903,338
Inventory	531,593	471,479
Prepaid expenses	272,926	649,123
Deferred tax asset, current	-	160,545
Other current assets	772,966	395,642
Assets held for disposal	-	18,254,601
Total current assets	13,121,862	29,348,969

Fixed assets, net of accumulated depreciation of $3,224,023 and $3,133,397, respectively	136,835	201,897
Deferred tax asset, non-current	-	433,997
Goodwill	10,114,164	10,114,164
Trade name	2,936,481	3,513,481
Intangibles, net	-	8,250
Customer relationships	6,435,652	7,560,352
Other assets	47,563	689,347
Total assets	$32,792,557	$51,870,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$10,566,066	$14,360,980
Accrued interest and accrued liabilities, related party	-	177,776
Line of credit	5,059,292	2,960,342
Advances, related party	100,000	400,000
Accrued payroll and sales tax	1,829,934	1,322,188
Deferred revenue, net	879,026	685,317
Current portion of note payable	9,782,925	-
Notes payable, related parties	-	6,790,148
Other current liabilities	227,932	369,609
Liabilities held for disposal	-	10,795,906
Total current liabilities	28,445,175	37,862,266

Long term liabilities
Note payable, related party, net of debt discount	17,515,345	13,546,840
Accrued interest and accrued liabilities, related party	629,238	-
Long term portion of note payable	130,294	126,942
Deferred revenue, net	565,423	533,874
Other long term liabilities	332,270	271,902
Total liabilities	47,617,745	52,341,824

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares and 1 share issued and outstanding as of December 31, 2016 and 2015, respectively.	-	1
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 3,143,530 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively, liquidation preference of $1 per share and a cumulative dividend of $0.06 per share.	3,144	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 35,095,763 and 36,871,478 shares issued and outstanding of December 31, 2016 and 2015 respectively.	35,095	36,871
Common stock to be repurchased by the Company	(230,490)	-
Additional paid-in capital	18,302,262	17,948,997
Accumulated (deficit)	(32,935,199)	(18,457,236)
Total stockholders’ (deficit)	(14,825,188)	(471,367)
Total liabilities and stockholders’ equity (deficit)	$32,792,557	$51,870,457

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2016	2015
Revenues
Gross Sales	$61,189,727	$59,240,644
Less sales returns, discounts, & allowances	(1,142,603)	(642,113)
Total Revenues	60,047,124	58,598,531

Cost of goods sold
Cost of goods sold	47,952,579	46,650,277
Total cost of goods sold	47,952,579	46,650,277

Gross profit	12,094,545	11,948,254

Operating expenses
General and administrative	2,327,889	2,813,984
Salary and employee benefits	8,409,223	8,220,135
Depreciation and amortization	1,792,326	2,598,823
Professional fees	754,411	411,261
Total operating expenses	13,283,849	14,044,203

Loss from operations	(1,189,304)	(2,905,949)

Other income (expenses):
Gain on intangible	-	374,500
Write-off of other assets	(450,000)	-
Gain on extinguishment of other liabilities	150,000	-
Interest expense	(4,531,263)	(1,438,422)
Restructuring expense	(544,941)	-
Gain on foreign currency	129,589	-
Other (expenses) income	11,001	(100,777)
Total other expense	(5,235,614)	(1,164,699)

Net Loss Before Income Taxes	(6,424,918)	(3,260,648)

(Provision) benefit for Income Taxes
Deferred	(769,633)	1,797,977
Current	(298,719)	(12,453)
Total Benefit for Income Taxes	(1,068,352)	1,785,524

Net loss from continuing operations	$(7,493,270)	$(1,475,124)

Net loss from discontinued operations	(6,851,875)	(239,956)

Net Loss attributable to Quest Solution Inc.	$(14,345,145)	$(1,715,080)
Less: Preferred stock – Series C dividend	(132,818)	-

Net loss attributable to the common stockholders	$(14,212,327)	$(1,715,080

Net loss per share - basic	$(0.40)	$(0.05)
Net loss per share - diluted	$(0.40)	$(0.05)

Net loss per share from continuing operations - basic	$(0.21)	$(0.04)
Net loss per share from continuing operations - diluted	$(0.21)	$(0.04)

Net loss per share from discontinued operations - basic	$(0.19)	$(0.01)
Net loss per share from discontinued operations - diluted	$(0.19)	$(0.01)

Weighted average number of common shares outstanding - basic	35,947,523	36,195,065
Weighted average number of common shares outstanding - diluted	35,947,523	36,195,065

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Shares to be	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Equity (deficit)
Balance, December 31, 2014	500,000	$500	-	-	-	$-	35,029,495	$35,029	$17,900,139	$-	$(16,742,156)	$1,193,512

Stock compensation	-	-	-	-			870,000	870	314,610		-	315,480
Sale of shares	-	-	-	-			667,000	667	199,333		-	200,000
Shares issued for interest	-	-	-	-			170,000	170	62,561		-	62,731
Options earned	-	-	-	-			-	-	429,617		-	429,617
Shares canceled	-	-	-	-			(2,517)	(3)	-		-	(3)
Debt settlement	-	-	-	-			1,000,000	1,000	356,000		-	357,000
Preferred and options cancelled for debt issued	(500,000)	(500)	-	-			-	-	(3,119,500)		-	(3,120,000)
Board issuances	-	-	-	-			37,500	38	15,338		-	15,375
Share redemption	-	-	-	-			(900,000)	(900)	(341,100)		-	(342,000)
ViascanQdata Purchase			1	1			-	-	2,131,999		-	2,132,000
Net loss from continuing operations											(1,475,124)	(1,475,124)
Net loss from discontinued operations											(239,956)	(239,956)

Balance, December 31, 2015	-	$-	1	$1	-	$-	36,871,478	$36,871	$17,948,997	$-	(18,457,236)	$(471,367)

Board issuances	-	-	-	-			150,000	150	28,650	-	-	28,800
Options earned	-	-	-	-			-	-	73,128	-	-	73,128
Stock Issuances for cash	-	-	-	-			238,785	239	19,819	-	-	20,058
Stock Issuances for services							878,000	878	63,869			64,747
Conversion of Debt to Preferred	-	-	-	-	4,525,560	4,526			4,350,034	-	-	4,354,560
Conversion of Common to Preferred	-	-	-	-	457,000	457	(1,042,500)	(1,043)	84,903	-	-	84,317
Stock Issuance Costs	-	-	-	-					(65,448)	-	-	(65,448)
Share redemption	-	-	-	-			(1,650,000)	(1,650)	(748,350)	-	-	(750,000)
Share redemption for note payable							(350,000)	(350)	(59,150)	-	-	(59,500)
Debt Forgiveness									575,000			575,000
Shares to be repurchased										(230,490)		(230,490)
Dividend on Class C Shares											(132,818)	(132,818)
Divestiture of Quest Solution Canada Inc.			(1)	(1)	(1,839,030)	(1,839)	-	-	(3,969,190)	-	-	(3,971,030)
Net loss from continuing operations											(7,493,270)	(7,493,270)
Net loss from discontinued operations											(6,851,875)	(6,851,875)

Balance, December 31, 2016	-	$-	-	$-	3,143,530	$3,144	35,095,763	$35,095	$18,302,262	$(230,490	(32,935,199)	$(14,825,188)

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ending
	December 31,
	2016	2015
Cash flows from continuing operating activities:
Net loss	$(7,493,270)	(1,475,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring expenses	544,941	-
Stock based compensation	374,451	751,034
Shares issued for interest	-	62,731
Debt discount accretion	2,135,298	718,202
Depreciation and amortization	1,792,326	2,598,823
Gain on intangible	-	(374,500)
Write-off of other assets	450,000	-
Gain on extinguishment of other liabilities	(150,000)	-
Deferred income taxes (recovery)	769,633	(1,797,977)
Unrealized foreign exchange loss	42,875	-
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(2,686,339)	1,195,891
(Increase) / decrease in prepaid	68,421	(448,186)
(Increase) / decrease in inventory	(60,114)	134,752
Increase in accounts payable and accrued liabilities	8,881,651	6,954,834
Increase in accrued interest and accrued liabilities, related party	574,379	137,167
Increase in deferred revenue, net	225,258	930,849
Increase in accrued payroll and sales taxes payable	47,122	405,109
(Increase) / decrease in other assets	151,020	(390,625)
(Decrease) in other liabilities	(14,973)	(102,758)
Net cash provided by operating activities	5,652,679	9,300,221

Cash flows from investing activities:
Cash from divestiture of Quest Solution Canada Inc.	576,592	-
(Increase) / decrease in restricted cash	25,630	(690,850)
Purchase of property and equipment	(17,314)	(87,891)
Net cash provided by (used in) investing activities	584,908	(778,741)

Cash flows from financing activities:
Proceeds from shares sold	20,058	200,000
Share issuance expenses	(65,448)	-
Increase in Insurance Note	130,238	-
Proceeds from line of credit	2,098,950	1,140,997
Redemption of shares	(750,000)	-
Payment of notes payable	(3,610,222)	(6,626,036)
Payment of loans payable	-	(350,000)
Net cash (used in) financing activities	(2,176,424)	(4,935,039)

Cash used in discontinued operations	(4,595,074)	(2,996,791)

Net (decrease) increase in cash	(533,911)	589,650
Cash, beginning of period	823,391	233,741
Cash, end of period	$289,480	823,391

Cash paid for interest	$1,029,414	567,194
Cash paid for taxes	$399,037	96,069
Supplementary for non-cash flow information:
Stock issued for Services	$64,747	$-
Stock issued for interest expense	$-	$62,731
Debt issued to redeem preferred and stock options	$-	$3,120,000
Share redemption for settlement of intangible	$-	$342,000
Conversion of Debt to common shares	$-	$357,000
Conversion of Common to Preferred	$357,000	$-
Share redemption for note payable	$59,500	$-
Shares to be repurchased	$(230,490)	$-
Conversion of Debt to preferred shares	$4,354,560	$-

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016 and 2015

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

Quest Solution, Inc., a Delaware corporation (“Quest” or the “Company”), was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014 the Company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were positive cash flow and would provide immediate shareholder value. In January 2014, the first such acquisition was completed of Quest Marketing Inc. (dba Quest Solution, Inc.) (“Quest Marketing”).

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

In May 2014, the Board of Directors voted to get approval from the shareholders of the Company for a name change from Amerigo Energy, Inc. to Quest Solution, Inc. The Company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and we assigned our new trading symbol “QUES”.

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

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc., (“Viascan”) a Canadian based operation in the same business line as Quest and their CEO, Gilles Gaudreault, was appointed the CEO of Quest, with our then CEO, Tom Miller, remaining as President and Chairman of the Board. During the 2016 fiscal year, Viascan changed its corporate name to Quest Solution Canada Inc.

Divesture of Canadian Operations

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $576,592 was received at closing and the balance is required to be paid before April 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

●	Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

●	The Company is canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, received upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●	The Company also negotiated a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

●	The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal.

On December 31, 2016, the Company merged BCS in Quest Marketing to form one US legal entity as part of its streamlining efforts.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its acquisitions. As of December 31, 2016, the Company had a working capital deficit of $15,323,313 and an accumulated deficit of $32,935,199. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to obtain additional debt or equity financing for working capital (i.e., vendor trade credit extensions ) or refinancing (restructuring of subordinated debt) as may be required and, ultimately, to attain profitable operations. Management is focused on reducing operating expenses. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. On initiative to reduce operating expense and start the path to attain profitability was the sale of Quest Solution Canada Inc. primarily because it had incurred significant operating losses and negative cash flow. In order to mitigate the risk related with this uncertainty, the Company may issue additional shares of common stock for cash and services during the next 12 months.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Quest include the combined accounts of Quest Marketing, BCS, Quest Exchange Ltd. and ViascanQdata, which subsequently changed its legal name to Quest Solution Canada Inc.. Effective October 1, 2015, the financial statements of ViascanQData, Inc. (“ViascanQdata”) have been consolidated into the Company’s consolidated results of operations as well. Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal. The Companies currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2016 and 2015.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $665,220 at December 31, 2016 ($690,850 at December 31, 2015). This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $17,701 and $83,870 for the years ended December 31, 2016 and 2015, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for the years ended December 31, 2016 and 2015 was $90,626 and $92,656, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During 2016 and 2015, the Company spent $337,275 and $159,599, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal years ending December 31, 2016 and 2015.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during each of the fiscal years ended December 31, 2016 and 2015.

As of December 31, 2016, the Company does not have any contingent liabilities.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2016 and 2015 were 36,062,174 and 36,195,065, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2016	2015
Options to purchase common stock	2,644,000	6,044,000
Convertible preferred stock	3,143,530	5,200,000
Convertible debentures	2,042,076	3,661,509
Warrants to purchase common stock	1,405,000	1,410,000
Common stock subject to repurchase	(507,079)	-
Potential shares excluded from diluted net loss per share	9,280,527	17,552,509

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

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All of the Company’s continuing operations are conducted in U.S. dollars. The Company owns a non-operating subsidiary in Canada, from which it has received no revenue since October 1, 2016. Canadian records of the divested Canadian operation were maintained in the local currency and re-measured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date exchange rate, while the non-monetary assets and liabilities are converted using the historical exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the consolidated statement of operations and were included in the amount of loss from discontinued operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income/(loss) is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income/loss other than net income/loss in any period presented for continuing operations. Therefore, net loss attributable to common stockholders as presented in the consolidated statements of operations equals comprehensive loss.

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

The Company has evaluated the deferred income taxes with regards to Section 382 of the Internal Revenue Code and has determined no limitations on the use of net operating loss carryforwards exist at December 31, 2016 and 2015 for all of the net operating loss carryforward.

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

On December 23, 2015, the Company’s Board of Directors approved the Quest Solution, Inc. Employee Stock Purchase Plan (the “ESPP”), under which 1,900,000 shares of common stock were reserved for the purchase by the Company’s employees. Under the plan, employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the closing market prices measured on the last days of each month.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our financial statements.

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning January 1, 2018 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position and cash flows.

In July 2015, the Financial Accounting Standard Board (“FASB”) issued ASU 2015-11 (ASC 330), Simplifying the Measurement of Inventory. This guidance requires companies to measure inventory using the lower of cost and net realizable value. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2015-11 as of January 1, 2017 on a prospective basis and there is expected to be no impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. The Company early adopted ASU 2015-17 as of January 31, 2016 on a prospective basis. The statement of financial position as of January 31, 2016 reflects the classification of deferred tax assets and liabilities as noncurrent.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial statements and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended December 31, 2016, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

The Company has evaluated other recent pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 4 – CONCENTRATIONS

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2016 and 2015, the Company’s uninsured cash balance, each totaled $0.

For the years ended December 31, 2016 and 2015, one customer accounted for 17.3% and 13.1%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2016 and 2015 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 33.1% and 20.8% of the balance for 2016 and 2015, which represented greater than 10% of accounts receivable at December 31, 2016 and 2015, respectively.

Accounts payable are made up of payable due to vendors in the ordinary course of business at December 31, 2016 and 2015. One vendor made up 76.4% and 86.6% of the balance, which represented greater than 10% of accounts payable at December 31, 2016 and 2015, respectively.

NOTE 5 – ACQUISITION OF VIASCANQDATA

Effective October 1, 2015, the Company completed the purchase of ViascanQdata, a Canadian based company in the same industry of technology, software, and mobile data collection systems business which also has a media and label business.

The purchase price for the shares of ViascanQdata was 1 share of Series B Preferred Stock (which are convertible into 5,200,000 common shares, with no other preferential rights) as well as a promissory note of one million five hundred thousand dollars ($1,500,000). Given the associated assumed debts at the closing, the goodwill acquired was estimated at $11,137,861.

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

Discontinued Operations – Divesture of Quest Solution Canada, Inc.

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc. The Company decided to sell this division primarily because it has incurred significant operating losses.

The consideration received was $1.0 million in cash of which $576,592 was received at closing and the balance is to be received before April 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

●	Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

●	The Company canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, received upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●	The Company also negotiated a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

●	The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

On September 30, 2016, the Company divested its Canadian operations, Quest Solution Canada, Inc., in order to focus its efforts and resources on its US operations. This represented a strategic shift that had a major effect on the Company’s operations and financial results.

Accordingly, the assets and liabilities, operating results, and operating and investing activities cash flows for the former Canadian operations are presented as a discontinued operation separate from the Company’s continuing operations, for all periods presented in these consolidated financial statements and footnotes, unless indicated otherwise.

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated below The 2016 fiscal year has 9 months of operations and the 2015 fiscal year has 3 months of operations:

	For the year
	ending December 31,
	2016	2015

Revenues	$11,326,849	$5,255,601
Cost of goods sold	(9,751,651)	(4,046,494)
Gross profit	1,575,198	1,209,107

Operating expenses
General and administrative	(874,506)	(300,668)
Salary and employee benefits	(2,074,977)	(623,276)
Depreciation and amortization	(178,069)	(104,215)
Professional fees	(58,138)	(18,258)
Goodwill impairment	(4,800,000)	-
Total operating expenses	(7,985,690)	(1,046,417)

Operating (loss) income	(6,410,492)	162,690

Other income (expenses):
Restructuring expenses	(108,640)	-
Gain (loss) on foreign currency	117,138	229,442)
Interest expense	(443,019)	(171,815)
Other (expenses) income	129	(1,389)
Total other income (expenses)	(434,392)	(402,646)

Net Income (Loss) Before Income Taxes	(6,844,884)	(239,956)

Provision for Current Income Taxes	(6,991)	-

Net Loss from discontinued operations	$(6,851,875)	$(239,956)

The major classes of assets and liabilities of Quest Solution Canada Inc. classified as held for disposal as at December 31, 2015 are, as follows:

As of
December 31, 2015
ASSETS
Current assets
Cash	$19,324
Accounts receivable, net	3,505,920
Inventory, net	2,260,133
Prepaid expenses	81,468
Other current assets	1,133
Total current assets	5,867,978

Fixed assets	1,248,763
Goodwill	11,137,860

Total assets	$18,254,601

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$5,488,998
Line of credit	2,490,315
Accrued payroll and sales tax	276,147
Deferred revenue, net	57,659
Notes payable, related parties, current portion	356,672
Current portion of note payable	1,255,477
Other current liabilities	64,175
Total current liabilities	9,989,443

Long term liabilities
Note payable, related party, net of debt discount	363,928
Long term portion of note payable	442,535
Other long term liabilities	-
Total liabilities	$10,795,906

Net Assets held for disposal	$7,458,695

The net cash flows incurred by Quest Solution Canada Inc. for the year ended December 31, are presented below. The 2016 fiscal year has 9 months of operations and the 2015 fiscal year has 3 months of operations:

	For the year
	ending December 31,
	2016	2015

Net cash used by operating activities	$(1,743,606)	$(3,476,756)

Net cash provided in investing activities	16,097	-

Net cash (used) provided in financing activities	(2,867,565)	479,965

Net Cash Outflow from discontinued operations	$(4,595,074)	$(2,996,791)

NOTE 6 – ACCOUNTS RECEIVABLE

At December 31, 2016 and 2015, accounts receivable consisted of the following:

	2016	2015
Trade Accounts Receivable	$10,607,378	$7,987,208
Less Allowance for doubtful accounts	(17,701)	(83,870)
Total Accounts Receivable (net)	$10,589,677	$7,903,338

NOTE 7 – INVENTORY

At December 31, 2016 and 2015, inventories consisted of the following:

	2016	2015
Equipment and Clearing Service	$375,863	$313,847
Raw Materials	119,922	119,220
Finished goods	35,808	38,412
Total inventories	$531,593	$471,479

NOTE 8 – INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2016 and 2015 was $1,701,700 and $2,506,167, respectively.

	2016	2015
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(4,207,867)	(2,506,167)
Intangibles, net	$19,486,297	$21,187,997

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ending December 31,
2017	$1,701,714
2018	1,679,599
2019	1,471,714
2020	1,471,714
2021	1,405,791
Thereafter	1,641,601
Total	$9,372,133

Goodwill is not amortized, but is evaluated for impairment annually or when indicators of a potential impairment are present. The impairment testing of goodwill is performed separately from our impairment testing of intangibles. The annual evaluation for impairment of goodwill and intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. None of the goodwill is deductible for income tax purposes.

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2016 and 2015.

NOTE 9 – INTELLECTUAL PROPERTY

On August 27, 2015, the Company entered into a Settlement Agreement with Thomet. Under the terms of the Settlement Agreement, the Company was required to pay Thomet $7,036,000 as full satisfaction for two (2) promissory notes held by Thomet by September 30, 2015. Included in this agreement (and deducted from the $7.036 million settlement) was the assignment of license rights to Thomet with an assigned value of $1.15 million. The licenses were previously acquired for $450,000 from Rampart Systems. Thomet shall pay Quest Solution a royalty fee of 3.5% of revenue related to the “gun-barrel,” “rebar inspection,” and “air frame” licenses for a five (5) year period, beginning on the effective date of the Assignment Agreement (as defined in the Settlement Agreement). The parties agreed to exclude the existing mining distribution license from the royalties to be paid to the Company by Thomet. On October 19, 2015, Quest Solution and Thomet entered into that First Amendment to the Omnibus Settlement Agreement, which modified the payment schedule under the Settlement Agreement.

The amount due to Thomet at December 31, 2016 is $5,092,245 which includes accrued interest. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholders agree to subordinate their rights and payments until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

NOTE 10 – OPERATING LEASE COMMITMENTS

In April 2012, Quest Marketing signed an operating lease at 860 Conger Street, Eugene, OR 97402. The premises, consisting of approximately 7,000 square feet of warehouse/office space shall serve as the Company’s new headquarters. The lease provides for monthly payments of $3,837 through March 2013 and adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2 percent in any one year. The lease expired March 2017 and the Company extended the term of the lease for an additional two year with the same cost of living increase.

The lease at the Company’s Ohio location, signed by Quest Marketing in July 2011, provides for monthly payments of $2,587 through June 2012 and $2,691 thereafter. The lease is due to expire June 30, 2018.

The Company has a commercial real estate operating lease with the former owner of BCS for the company’s BCS office and warehouse location in Garden Grove, CA. Total rent expense at this location was $108,000 for the year ending December 31, 2016 and 2015.

Total rent expense paid was $206,198 and $284,936 for the years ending December 31, 2016 and 2015, respectively.

The following is a schedule of future minimum facility lease payments required under the related party operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2016.

SUMMARY OF OPERATING LEASE COMMITMENTS

The future minimum operating lease payments are as follows:

Years ending December 31,
2017	$190,938
2018	172,775
2019	120,157
2020	108,000
2021	108,000
Thereafter	9,000
Total	$708,870

NOTE 11 – OTHER LIABILITIES

At December 31, 2016 and 2015, other liabilities consisted of the following:

	2016	2015
Unearned Incentive from credit Cards	$123,105	$100,000
Key Man life Insurance liability	208,091	92,776
Dividend payable	101,075	-
Others	127,931	448,735
	560,202	641,511
Less Current Portion	(227,932)	(369,609)
Total long term other liabilities	$332,270	$271,902

The Company has purchased key man life insurance policies for some of its executives to insure the Company against risk of loss of an executive. Should loss of an executive occur, those funds would be used to pay off their respective promissory notes, repurchase their shares and settle out any amounts owed to them and their estate.

At December 31, 2016, the balance of amount of premium financed note are $2,388,148 and the cash value of the policy as of this date is $2,208,750, with a net negative cash value of the policies of $179,398.

On, June 10, 2016, the Company entered into an assignment and assumption with three of the beneficiaries of the key man insurance policies. The agreement states that the Company will be assigning the policy over to the beneficiary and the beneficiary will assume all the obligations under the premium financed note in place. The premium financed note has to be bifurcated with the lender in order to complete the transaction.

The value of the policies is recorded at the new value per the right of offset noted in Topics 210-220. To have right of offset, the Company would need to show (1) amounts of debt are determinable, (2) reporting entity has the ‘right’ to setoff, (3) the right is enforceable by law, and (4) reporting entity has the ‘intention’ to setoff. Given that the Company has met all of these, the Company has elected to use the right of setoff as the cash value of the policies is being used as the collateral for the loans. Should the Company default on payments to the policy or determine to not continue with the policies, the cash value of the policy is intended to pay off of the loan. The Company also intends to settle out the loans in the future with the cash value of the policy.

NOTE 12 – PROFIT SHARING PLAN

The Company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Starting in 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, the Company is required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the year ending December 31, 2016, the Company elected to match 50% of the first 2% of compensation deferred for a total contribution of $48,571. For the year ending December 31, 2015, the safe harbor contributions were $197,188. These amounts are included in Accrued payroll and sales tax on the balance sheet.

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

	2016	2015
Deferred Revenue	$8,721,725	$7,332,218
Less Deferred Costs & Expenses	(7,277,275)	(6,113,027)
Net Deferred Revenue	1,444,449	1,219,191
Less Current Portion	(879,026)	(685,317)
Total Long Term net Deferred Revenue	$565,423	$533,874

Expected future amortization of net deferred revenue, are as follows;
2017		$180,935
2018		141,356
2019		124,393
2020		118,739
Total		$565,423

NOTE 14 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business.

On December 31, 2014, the Company entered into a 3 year, $8 million revolving line of credit agreement with Wells Fargo Bank (“WFB”) which provided for borrowings based on eligible trade accounts receivable, as defined in the WFB loan agreement dated December 31, 2014. The line was secured by trade accounts receivable and a first priority lien on substantially all of the assets of the Company. All other debt of the Company was subordinated to the WFB bank line of credit. In November 2015, the WFB line of credit was paid off. The Company continues to maintain a purchasing card relationship with WFB with a limit of approximately $300,000, of which $55,328 was outstanding as of December 31, 2016 and included in trade accounts payable.

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

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of each account purchased under the FASA. The balance at December 31, 2016 is $5,059,292 which includes accrued interest.

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

NOTE 15 - NOTES PAYABLE

Notes payable at December 31, consists of the following:

	2016	2015
Supplier Secured Note Payable	$9,414,352	$-
Insurance Notes	19,502	-
All Other	479,365	126.942
Total	9,913,219	126,942
Less current portion	(9,782,925)	-
Long Term Notes Payable	$130,294	$126,942

Future maturities of notes payable are as follows;

2017	$9,782,295
2018	130,924
Total	$9,913,219

The Company finances its Property and Casualty as well as its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for 12 months and the premium is financed over 9 months. The Property and Casualty Insurance is paid in equal monthly installments of $3,940 at 3.25% interest. The outstanding balance at December 31, 2016 was $19,502 and the monthly payments are current. The Directors and Officers Liability Insurance is renewed annually and there is no outstanding balance at December 31, 2016.

In connection with the BCS acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at December 31, 2016 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agrees to subordinate it right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $230,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at December 31, 2016, the Company did not complete the redemption of 507,079 shares of common stock and the remaining balance of the note is $229,072.

On July 18, 2016, the Company and the supplier entered into that certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $12,492,137. The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250,000 each, with any remaining principal and accrued interest due and payable on December 31, 2016. On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to March 31, 2017 and the monthly installments of principal and accrued interest were increased to $400,000 commencing December 15, 2016 with any remaining principal and accrued interest due and payable on March 31, 2017. The Amendment also provides that the Company will make an additional principal payment of $300,000 by December 15, 2016. The balance on this note at December 31, 2016 was $9,414,352 which is all classified as current.

On March 31, 2017, the Company entered into an a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each. The balance on this note at March 31, 2017 was $7,809,007.

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. The promissory note will be repaid in 12 monthly installments commencing October 1, 2016 and this transaction was recorded as a restructuring charge in the amount of $84,317 in the third quarter of 2016. In addition, the Company restated a promissory note in favor of Mr. Ross and will repay the balance of the $102,000 over 12 monthly installments commencing October 1, 2016. The balance on these two notes at December 31, 2016 was $119,999 which is all classified as current.

NOTE 16 – SUBORDINATED NOTES PAYABLE

Subordinated Notes payable at December 31, consisted of the following:

	2016	2015

Note payable - acquisition of Quest	$5,967,137	$6,577,509
Note payable – acquisition of BCS	10,348,808	10,348,808
Note payable – acquisition of ViascanQdata	-	2,446,969
Quest Preferred Stock note payable	1,199,400	3,120,000
Note payable – License contingent liability	-	150,000
Total notes payable	17,515,345	22,643,286
Less: debt discount	-	(2,306,298)
Less: current portion	-	(6,790,148)
Total long-term notes payable	$17,515,345	$13,546,840

As of December 31, 2016 and 2015, the Company recorded interest expense in connection with these notes in the amount of $728,267 and $559,598, respectively.

As of December 31, 2016 and 2015, the Company recorded an accretion of the debt discount of in the amount of $2,306,298 and $718,202, respectively. In 2016, with the modifications to the debt and the subordination agreement signed, the Company accreting the remaining balance of debt discount in order to record the notes payable at their face value.

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The initial interest rate was 1.89%, subsequent to December 31, 2015; the interest was increased to 6% and is due in 2018. Principal and interest payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with one of the Noteholders whereby $684,000 of the promissory note was converted into 684,000 shares of Series C Preferred Stock. As part of the transaction, the related debt discount of $171,000 was recorded against Additional paid in capital. As part of the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholders agree to subordinate their rights and payments until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal and interest payments have been postponed. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

The note payable in relation to the acquisition of ViascanQdata was issued effective October 1, 2015. $1,500,000 of the note was issued to Viascan Group, a related party due to the ownership interest to the then CEO and head of Media Sales. The interest rate is 6% on this note with payments due in 2016 and 2018. In June, the holder of the note granted the Company a forgiveness of debt in the amount of $500,000 which was recorded as an increase in the additional paid in capital because it was a related party transaction. On June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby entire balance due at date which amounted to $1,049,250 comprising of capital and interest was converted into 1,049,250 shares of Series C Preferred Stock. Effective September 30, 2016, the entire balance of the 1,049,250 shares of Series C Preferred Stock were redeemed by the Company as part of the divestiture of Quest Solution Canada Inc. The balance is debts assumed by the Company on the transaction date. The balance as at September 30, 2016 of these debts were assumed by the acquirer of Quest Solution Canada Inc. as part of the divestiture transaction

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June, the holder of the note granted the Company a forgiveness of debt in the amount of $75,000 which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

The Company had a contingent liability in the amount of $150,000 to an un-related third party in connection with the acquisition of technology licenses in 2015. This payment becomes due when the respective technology becomes operable and viable. At December 31, 2016 this amount was forgiven by the holder and a gain of settlement of $150,000 was recorded on the income statement.

The repayment of the subordinated notes payable is contingent on the complete reimbursement of the Supplier Secured Promissory Note and other conditions and as such based on these factors management has estimated that the future maturities of subordinated notes payable at December 31, 2016 is as follows:

2017	-
2018	-
2019	-
2020	-
2021	-
Thereafter	17,515,345
Total	$17,515,345

NOTE 17 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2016 and 2015, there were 1,000,000 Series A preferred shares designated and 0 preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

On October 1, 2015, the Board of directors approved the repurchase and retirement of all of the issued and outstanding Series A preferred shares and 3,400,000 stock options from a related party, in exchange for a $3,120,000 subordinated note.

Series B

As of December 31, 2016, there was 1 preferred share designated and 0 preferred shares outstanding. At December 31, 2015 there was 1 preferred share authorized and 1 preferred share issued and outstanding.

These preferred shares were issued solely for the purpose of the acquisition of ViascanQdata and are only convertible into common shares at the rate of 1 for 1 at any time. They have no preferential rights above common shares. Effective on September 30, 2016, with the divestiture of Quest Solution Canada Inc., the one share was redeemed by the Company and retired.

Series C

As of December 31, 2016, there was 15,000,000 Series C preferred share authorized and 3,143,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per annum. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc. On June 17, 2016, 4,882,500 shares were issued as part of Promissory Note Conversion agreements as described in Note 16. On July 31, 2016 the Company issued 100,000 shares of Series C preferred stock pursuant to a Separation Agreement in exchange for the redemption of 42,500 restricted common shares. Effective on September 30, 2016, with the sales of Quest Solution Canada Inc., 1,839,030 Series C preferred shares were redeemed by the Company and retired.

COMMON STOCK

On May 19, 2015, Quest entered into a Security Purchase Agreement (the “SPA”) with an accredited investor, who is also a subordinated debt holder and an employee of Quest, pursuant to which Quest issued 667,000 shares of Common Stock in exchange for $200,000.

On June 24, 2015, Quest issued subordinated promissory notes (the “Promissory Notes”) to three investors (who were Quest employees at the time) in the aggregate principal amount of $400,000 in exchange for an aggregate 170,000 shares of Quest’s restricted common stock, par value $0.001 per share. This amount is treated as a related party advance on the balance sheet. The Company recorded an interest expense of $62,731 relative to this issuance.

During the quarter ended June 30, 2015, the Company issued 650,000 shares of restricted common stock to consultants of the Company relative to a 12 month contract. The Company had the option to repurchase 550,000 of the shares issued within the 12 month period. The Company recorded a $219,853 expense related to the consulting contracts in fiscal 2015 and $69,027 was recorded to expense in fiscal 2016.

During the quarter ended September 30, 2015, a stockholder of the Company voluntarily returned 2,517 shares of Common Stock, which were canceled from the Company’s issued and outstanding shares.

During the quarter ended December 31, 2015, the Compensation Committee of the board of directors agreed to quarterly issuance / vesting of 12,500 common shares per independent board member as compensation, as a result, 37,500 shares were issued in conjunction with this agreement at a value of $15,375. In addition, the Company issued 100,000 common shares to a consultant for services valued at $22,000 and 20,000 common shares to an employee valued at $4,600.

For the year ended December 31, 2016, the Company issued 150,000 shares to the board members in relation to the vesting schedule agreed to in the 4th quarter of 2015, which provides 12,500 common shares per independent board member as compensation. The shares were valued at $28,800.

In the first quarter of 2016, 39,000 shares were issued to certain employees that had a value of $7,800.

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

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 1,650,000 shares of common stock for $750,000 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. On September 30, 2016, the Company completed the redemption of 1,650,000 shares of common stock.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $230,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at December 31, 2016, the Company did not complete the redemption of 507,079 shares of common stock and the remaining balance of the note and accrued interest is $241,159.

In November 2016, the Company issued 131,000 shares to an employee as a signing bonus and performance bonus, respectively, under his Employment Agreement. The shares were valued at $8,449.

In December 2016, the Company issued 708,000 shares to the Chief Financial Officer as a signing bonus and performance bonus, respectively, under his Employment Agreement. The shares were valued at $48,498.

For the year ended December 31, 2016, pursuant to the Employee Stock Purchase Program (“ESPP”) for which the Company filed an S-8 registration statement, 238,785 shares of Common Stock were issued for proceeds of $20,058.

In total, for the year ended December 31, 2016, the Company has redeemed a total of 3,042,500 shares of common stock.

Related Party

Quest Solution redeemed 900,000 shares of common stock from Thomet pursuant to the Settlement Agreement which was redeemed before December 31, 2015.

Quest Solution issued 1,000,000 shares of restricted common stock to a note holder pursuant to the Settlement Agreement valued at $357,000 during the third quarter of 2015.

As of December 31, 2016, the Company had 35,095,763 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the years ended December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of year	1,410,000	0.52	8,410,000	1.40

Warrants granted	-	-	-	-
Warrants expired	(5,000)	(1.00)	-	-
Warrants cancelled, forfeited	-	-	(7,000,000)	(1.57)
Warrants exercised	-	-		-

Balance, end of year	1,405,000	0.52	1,410,000	0.52

Exercisable warrants	1,405,000	0.52	1,410,000	0.52

During 2015, the Company canceled a total of 7,000,000 warrants that were issued in connection with the acquisition of Quest Marketing, Inc.

Outstanding warrants as at December 31, 2016 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

0.25	1.25	900,000	0.25	900,000	0.25

1.00	1.33	505,000	1.00	505,000	1.00

0.25 to 1.00	1.28	1,405,000	0.52	1,405,000	0.52

Warrants outstanding at the end of the year have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	December 31, 2016	December 31, 2015

July 10, 2016	1.00	-	5,000
March 22, 2018	1.00	300,000	300,000
April 1, 2018	0.25	900,000	900,000
April 30, 2018	1.00	5,000	5,000
July 10, 2018	1.00	200,000	200,000

		1,405,000	1,410,000

Share Purchase Option Plan

The Company has a stock option plan whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors on November 17, 2014 in order to provide an inducement and serve as a long term incentive program. The maximum number of common shares that may be reserved for issuance was set at 10,000,000.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 10,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As at December 31, 2016, the Company had issued options, allowing for the subscription of 2,644,000 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of year	6,044,000	0.50	9,300,000	0.50

Stock options granted	-	-	144,000	0.36
Stock options expired	-	-	-	-
Stock options cancelled, forfeited	(3,400,000)	(0.50)	(3,400,000)	(0.50)
Stock options exercised	-	-	-	-

Balance, end of year	2,644,000	0.49	6,044,000	0.50

Exercisable stock options	1,925,250	0.49	1,950,250	0.49

During 2015, the Company canceled a total of 3,400,000 stock options in connection with the redemption and cancellation of the Series A preferred stock from the former CEO.

During 2016, the Company canceled a total of 3,400,000 stock options in connection with the Separation Agreement signed with the former CFO.

Outstanding stock options as at December 31, 2016 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

0.33 to 0.38	1.29	144,000	0.36	144,000	0.36

0.50	7.89	2,500,000	0.50	1,781,250	0.50

0.33 to 0.50	7.53	2,644,000	0.49	1,925,250	0.49

Stock options outstanding at the end of the year have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	December 31, 2016	December 31, 2015

March 26, 2018	0.37	72,000	72,000
April 27, 2018	0.38	36,000	36,000
July 9, 2018	0.33	36,000	36,000
November 20, 2024	1.00	1,781,250	1,806,250

		1,925,250	1,950,250

For the year ending December 31, 2016 and December 31, 2015, the Company recorded stock compensation expense relating to the vesting of stock options as follows;

	December 31,
	2016	2015
Board compensation expense	$28,880	$15,375
Stock compensation	273,443	315,480
Stock Option vesting	73,128	420,199
Total	$375,451	$751,034

NOTE 18 – RESTRUCTURING EXPENSES

For the year ended December 31, 2016, the Company took steps to streamline and simplify its operations in North America. The employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $544,951 to realize the streamlining initiatives. The restructuring charges include severance pay, legal costs to execute contract terminations, and cost of stock redemptions.

NOTE 19 – LITIGATION

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

NOTE 20 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, Footnote 10.

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

Additional related party transactions discussed in Notes 16 and 17.

NOTE 21 – INCOME TAX

For the year ended December 31, 2016, the current income tax provision of $298,719 includes federal and state income taxes. The deferred income tax provision is $769,633 resulted from the reversal and the valuation allowance change in the deferred tax assets.

For the year ended December 31, 2015, the Company recognized a deferred income tax benefit of $1,797,977 related to the net operating losses carryforward.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows at December 31, 2016:

Deferred tax assets	Current	Long-Term
Reserves and deferred revenue	$377,555	$743,393
Stock options	-	472,254
Net operating loss	-	6,567,549
Total gross deferred tax assets	377,555	7,783,196

Deferred tax liabilities	(20,155)	(108,033)
Amortization of intangible assets and depreciation	-	(35,569)

Net deferred tax assets	$357,400	$7,639,594

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2016	2015
Deferred tax assets	$7,996,994	$2,440,391
Valuation allowance	(7,996,994)	(1,845,851)
Total deferred tax assets	$-	$594,540

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $7,996,994 and $1,845,851, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company continues its integration process of Quest Marketing and BCS, the Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur.

The reconciliation between statutory rate and effective rate is as follows at December 31, 2016:

	December 31,
	2016	2015
Federal statutory tax rate	34.0%	(34.0)%
State taxes	(0.27)%	4.81%
Non-deductible items	(17.80)%	(1.53)%
Change in valuation allowance	(46.33)%	25.24%
Return to provision adjustments	22.35%	(5.65)%

Effective tax rate	(8.05)%	58.87%

The Company reported no uncertain tax liability as of December 31, 2016 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2013, 2014 and 2015 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2016, the Company had a net operating loss (NOL) carryforward of approximately $18,904,000. The NOL carryforward begins to expire in 2024.

NOTE 22 – SUBSEQUENT EVENTS

On April 1, 2017, Shai Lustgarten, was appointed as the President and Chief Executive Officer of the Company. Mr. Lustgarten will be located at the Company headquarters in Eugene, Oregon. The Employment Agreements has an initial term of two years, which Term shall be extended or terminated with mutual consent. Mr. Lustgarten’s initial base salary shall be $240,000 per year. Mr. Lustgarten shall be eligible to receive (i) a one-time sign-on bonus of $48,000 worth of shares of the Company’s restricted common stock, which shares will vest upon approval on the 2017 Financial Plan submitted to the Board of Directors (ii) a performance bonus at the end of the Company’s fiscal year 2017 based on measurable objectives, to be approved by the Compensation Committee of the Board of Directors, and (iii) a stock option grant of 2,281,000 stock options. The options are exercisable as follows: options to purchase 760,333 are immediately vested at an exercise price of $0.075 per share; options to purchase 760,333 vest on February 19, 2018 at an exercise price of $0.09 per share, and options to purchase 760,334 shares vest on February 17, 2019 at an exercise price of $0.09 per share, subject to any change in control acceleration provisions.

On April 7, 2017 with an effective date of March 31, 2017, the Company, and the Supplier entered into a second amendment to that certain Secured Promissory Note, dated July 1, 2016, in the original principal amount of $12,492,136.51 and amended on November 30, 2016. The Second Amendment extends the maturity date of the Note from March 31, 2017 to September 30, 2017. The Second Amendment provides that the monthly installments of principal and accrued interest in a minimum principal amount will remain at $400,000 each, with any remaining principal and accrued interest due and payable on September 30, 2017. The interest rate of the Note remains at 12% per annum.

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

4.2	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.1	Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.2	Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.3	Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.4	Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.5	Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.6	Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016

10.7	Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

25