Form 10-Q
period 2017-03-31
Quest Solution, Inc.
filed 2017-05-15
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fi led by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [  ] NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 35,987,326 shares of common stock, $0.001 par value, as of May 12, 2017.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$277,122	$289,480
Restricted Cash	662,581	665,220
Accounts receivable, net (Note 5)	6,293,252	10,589,677
Inventory, net (Note 6)	629,165	531,593
Prepaid expenses	338,185	272,926
Other current assets	355,655	772,966
Total current assets	8,555,960	13,121,862

Fixed assets, net (Note 7)	120,980	136,835
Goodwill	10,114,164	10,114,164
Trade name, net	2,792,231	2,936,481
Customer Relationships, net	6,154,477	6,435,652
Other assets	45,463	47,563

Total assets	$27,783,275	$32,792,557

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$9,676,600	$10,566,066
Accrued interest on note payable	23,478	-
Line of credit (Note 10)	2,584,452	5,059,292
Advances, related party	100,000	100,000
Accrued payroll and sales tax	1,937,889	1,829,934
Deferred revenue, net (Note 9)	913,139	879,026
Current portion of note payable (Note 11)	8,151,424	9,782,925
Other current liabilities (Note 8)	242,499	227,932
Total current liabilities	23,629,481	28,445,175

Long term liabilities
Note payable, related party (Note 12)	17,515,345	17,515,345
Accrued interest, related party	781,304	629,238
Long term portion of note payable (Note 11)	130,294	130,294
Deferred revenue, net (Note 9)	517,246	565,423
Other long term liabilities (Note 8)	378,778	332,270
Total liabilities	42,952,448	47,617,745

Stockholders’ (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated and 0 shares outstanding as of March 31, 2017 and December 31, 2016, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated and 0 shares outstanding as of March 31, 2017 and December 31, 2016, respectively.	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 3,143,530 shares outstanding of March 31, 2017 and December 31, 2016, respectively, liquidation preference of $1 per share and a cumulative dividend of $0.06 per share.	3,144	3,144
Common stock; $0.001 par value; 100,000,000 shares designated, 35,202,326 and 35,095,763 shares outstanding of March 31, 2017 and December 31, 2016, respectively.	35,202	35,095
Common stock to be repurchased by the Company	(230,490)	(230,490)
Additional paid-in capital	18,335,835	18,302,262
Accumulated (deficit)	(33,312,864)	(32,935,199)
Total stockholders’ (deficit)	(15,169,173)	(14,825,188)
Total liabilities and stockholders’ (deficit)	$27,783,275	$32,792,557

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months
	ending March 31,
	2017	2016
Revenues
Gross Sales	$14,601,541	$15,150,700
Less sales returns, discounts, & allowances	(163,985)	(275,548)
Total Revenues	14,437,556	14,875,152

Cost of goods sold
Cost of goods sold	11,445,609	11,920,984
Total costs of goods sold	11,445,609	11,920,984

Gross profit	2,991,947	2,954,168

Operating expenses
General and administrative	412,945	849,279
Salary and employee benefits	1,945,883	2,177,590
Depreciation and amortization	442,400	437,172
Professional fees	103,277	210,893
Total operating expenses	2,904,505	3,674,934

Income (loss) from operations	87,442	(720,766)

Other income (expenses):
Interest expense	(355,658)	(747,906)
Other expense	(6,042)	(250)
Total other income (expenses)	(361,700)	(748,156)

Net Loss Before Income Taxes	(274,258)	(1,468,922)

Benefit for Income Taxes
Deferred	-	-
Current	(56,900)	-
Total Benefit for Income Taxes	(56,900)	-

Net loss from continuing operations	$(331,158)	$(1,468,922)

Net loss from discontinued operations	-	(33,807)

Net Loss attributable to Quest Solution Inc.	$(331,158)	$(1,502,729)
Less: Preferred stock – Series C dividend	(46,507)	-

Net loss attributable to the common stockholders	$(377,665)	$(1,502,729)

Net loss per share - basic	$(0.01)	$(0.04)
Net loss per share - diluted	$(0.01)	$(0.04)

Net loss per share from continuing operations - basic	$(0.01)	$(0.04)
Net loss per share from continuing operations - diluted	$(0.01)	$(0.04)

Net loss per share from discontinued operations - basic	$-	$(0.00)
Net loss per share from discontinued operations - diluted	$-	$(0.00)

Weighted average number of common shares outstanding - basic	35,141,560	36,928,478
Weighted average number of common shares outstanding - diluted	35,141,560	36,928,478

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months
	ending March 31,
	2017	2016
Cash flows from continuing operating activities:
Net loss	$(331,158)	$(1,468,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	26,756	149,011
Debt discount accretion	-	200,000
Depreciation and amortization	442,400	437,172
Unrealized Foreign Exchange Gain	-	(427,551)
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	4,296,425	(1,629,001)
(Increase) in prepaid expenses	(65,259)	(64,120)
(Increase) / decrease in inventory	(97,572)	(162,358)
Increase / (decrease) in accounts payable and accrued liabilities	(889,466)	3,123,368
Increase/(decrease) in accrued interest	166,962	194,863
Increase / (decrease) in deferred revenues, net	(14,064)	117,604
Increase / (decrease) in accrued payroll and sales taxes payable	107,955	73,789
(Increase) / decrease in other assets	419,411	7,417
Increase / (decrease) in other liabilities	14,568	(258,114)
Net cash provided by operating activities	4,076,958	293,158

Cash flows from investing activities:
Increase in Intangibles	-	(1,317)
Decrease in restricted Cash	2,639	137,411
Purchase of property and equipment	(1,120)	(267)
Net cash provided by investing activities	1,519	135,827

Cash flows from financing activities:
Proceeds (payment) on line of credit	(2,474,840)	578,173
Proceeds (payment) from notes/loans payable	(1,707,919)	(257,460)
Proceeds from shares sold	6,924	-
Increase in Insurance Note	85,000	-
Net cash (used in) financing activities	(4,090,835)	320,713

Cash used in discontinued operations	-	(544,704)

Net (decrease) increase in cash	(12,358)	204,994
Cash, beginning of period	289,480	823,391
Cash, end of period	$277,122	$1,028,385

Cash paid for interest	$166,256	$566,013
Cash paid for taxes	$-	$-
Supplementary cash flow information:
Stock issued for services	$876	$104,777
Stock options issued	$25,880	$44,234

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND Summary of Significant Accounting Policies-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, and Quest Exchange Ltd. a Canadian based holding Company.

Divesture of Canadian Operations

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $916,592 was received at closing and the balance is required to be paid before June 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

●	Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

●	The Company canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, receivable upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●	The Company also has a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

●	The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto included in the Company’s Form 10-K filed with the SEC on April 17, 2017. The Company follows the same accounting policies in the preparation of interim reports.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $662,581 at March 31, 2017. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending March 31, 2017 and December 31, 2016 was $425,425 and $1,701,700, respectively.

	March 31, 2017	December 31, 2016
Goodwill	$10,114,164	10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(4,633,292)	(4,207,867)
Intangibles, net	$19,060,872	19,486,297

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ending December 31,
2017	$1,701,714
2018	1,679,599
2019	1,471,714
2020	1,471,714
2021	1,405,791
Thereafter	1,641,601
Total	$9,372,133

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of March 31, 2017 and December 31, 2016.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the period ending March 31, 2017 and March 31, 2016, the Company spent $45,844 and $9,618 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively. The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the period earned.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the period ending March 31, 2017 or fiscal year ending December 31, 2016.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during the quarter ending March 31, 2017 and in the fiscal year ended December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company does not have any unrecorded contingent liabilities.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS as of March 31, 2017 and March 31, 2016 were 35,141,560 and 36,928,478, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	As of March 31,
	2017	2016
Options to purchase common stock	3,344,000	6,044,000
Convertible preferred stock	-	5,200,000
Convertible debentures	553,000	1,237,000
Warrants to purchase common stock	1,405,000	1,410,000
Common stock subject to repurchase	(507,079)	(2,157,079)
Potential shares excluded from diluted net loss per share	4,794,921	11,733,921

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its acquisitions. As of March 31, 2017, the Company had a working capital deficit of $15,073,521 and an accumulated deficit of $33,312,864. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to obtain additional debt or equity financing for working capital (i.e., vendor trade credit extensions ) or refinancing (restructuring of subordinated debt) as may be required and, ultimately, to attain profitable operations. Management is focused on reducing operating expenses. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through the issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. One initiative to reduce operating expense and start the path to attaining profitability was the sale of Quest Solution Canada Inc. primarily because it had incurred significant operating losses and negative cash flow. In order to mitigate the risk related with this uncertainty, the Company may issue additional shares of common and preferred stock for cash and services during the next 12 months.

NOTE 3 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Wells Fargo Bank, which are FDIC insured institutions. The restricted cash in the amount of $662,581 at March 31, 2017 is in excess of the FDIC limit.

For the quarter and year ending March 31, 2017 and March 31, 2016, one customer accounted for 29.1% and 23.1% of the Company’s revenues, respectively.

Accounts receivable at March 31, 2017 and December 31, 2016 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 15.6% and another customer 33.1% of the trade accounts receivable balances at March 31, 2017 and December 31, 2016, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at March 31, 2017 and December 31, 2016. One vendor made up 74.9% and 76.4%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at March 31, 2017 and December 31, 2016, respectively.

NOTE 4 –DISCONTINUED OPERATIONS – DIVESTURE OF QUEST SOLUTION CANADA, INC.

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc. The Company decided to sell this division primarily because it has incurred significant operating losses.

The consideration received was $1.0 million in cash of which $916,592 was received at closing and the balance is to be received before June 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

●	Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

●	The Company canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, receivable upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●	The Company also has a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

●	The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

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

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated below:

For the three months
ending March 31, 2016

Revenues	$3,519,410
Cost of goods sold	(2,655,564)
Gross profit	863,846

Operating expenses
General and administrative	(283,524)
Salary and employee benefits	(710,265)
Depreciation and amortization	(58,415)
Professional fees	(18,562)
Total operating expenses	(1,070,766)

Operating (loss) income	(206,920)

Other income (expenses):
Gain (loss) on foreign currency	340,512
Interest expense	(167,483)
Other (expenses) income	84
Total other income (expenses)	173,113

Net Income (Loss) Before Income Taxes	(33,807)

Provision for Current Income Taxes	-

Net Loss from discontinued operations	$(33,807)

The major classes of assets and liabilities of Quest Solution Canada Inc. were classified as held for disposal as at March 31, 2016, as follows:

As at
March 31, 2016
ASSETS
Current assets
Cash	$108,193
Accounts receivable, net	2,134,213
Inventory, net	2,657,517
Prepaid expenses	74,413
Other current assets	63,098
Total current assets	5,037,434

Fixed assets	1,256,859
Goodwill	11,137,860

Total assets	$17,432,153

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$5,669,629
Line of credit	1,011,059
Accrued payroll and sales tax	222,641
Deferred revenue, net	70,624
Notes payable, related parties, current portion	390,974
Current portion of note payable	1,221,888
Other current liabilities	18,555
Total current liabilities	8,605,370

Long term liabilities
Note payable, related party, net of debt discount	387,855
Long term portion of note payable	461,708
Other long term liabilities	7,628
Total liabilities	$9,462,561

Net Assets held for disposal	$7,969,592

The net cash flows incurred by Quest Solution Canada Inc. for the three months ended March 31, 2016 are presented below:

For the three months
ending March 31, 2016

Net cash provided by operating activities	$1,105,886

Net cash provided in investing activities	11,610

Net cash used in financing activities	(1,662,200)

Net Cash Outflow from discontinued operations	$(544,704)

NOTE 5 – ACCOUNTS RECEIVABLE

At March 31, 2017 and December 31, 2016, accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
Trade Accounts Receivable	$6,305,753	$10,607,378
Less Allowance for doubtful accounts	(12,501)	(17,701)
Total Accounts Receivable (net)	$6,293,252	$10,589,677

NOTE 6 – INVENTORY

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Equipment and clearing service	$485,975	$375,863
Raw Materials	33,441	119,922
Finished Goods	109,749	35,808
Total inventories	$629,165	$531,593

NOTE 7 – FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation expense for period ending March 31, 2017 and December 31, 2016 was $16,975 and $90,626, respectively

	March 31, 2017	December 31, 2016
Equipment	$2,893,571	2,892,512
Furniture and Fixtures	316,853	316,792
Leasehold improvements	151,553	151,553
Accumulated depreciation	(3,240,997)	(3,224,022)
Fixed Assets, net	$120,980	136,835

NOTE 8 – OTHER LIABILITIES

At March 31, 2017 and December 31, 2016, other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Unearned Incentive from credit Cards	$123,105	$123,105
Key Man life Insurance liability	208,091	208,091
Dividend payable	147,582	101,075
Others	142,499	127,931
	621,277	560,202
Less Current Portion	(242,499)	(227,932)
Total long term other liabilities	$378,778	$332,270

The Company has purchased key man life insurance policies for some of its executives to insure the Company against risk of loss of an executive. Should loss of an executive occur, those funds would be used to pay off their respective promissory notes, repurchase their shares and settle out any amounts owed to them and their estate.

At March 31, 2017, the balance of amount of premium financed note are $2,388,148 and the cash value of the policy as of this date is $2,174,007, with a net negative cash value of the policies of $214,141.

On, June 10, 2016, the Company entered into an assignment and whereby the three beneficiaries will assume the key man insurance policies sometime in 2017. The agreement states that the Company will be assigning the policy over to the beneficiary and the beneficiary will assume all the obligations under the premium financed note in place. The premium financed note has to be bifurcated with the lender in order to complete the transaction.

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

	March 31, 2017	December 31, 2016
Deferred Revenue	$8,850,143	$8,721,725
Less Deferred Costs & Expenses	(7,419,758)	(7,277,276)
Net Deferred Revenue	1,430,385	1,444,449
Less Current Portion	(913,139)	(879,026)
Total Long Term net Deferred Revenue	$517,246	$565,423

Expected future recognition of net deferred revenue as of March 31, 2017, is as follows;

2017	$913,139
2018	165,518
2019	129,312
2020	113,794
2021	108,622
Total	$1,430,385

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of each account purchased under the FASA. The balance at March 31, 2017 was 2,584,452 and at December 31, 2016 $5,059,292 which includes accrued interest.

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

NOTE 11 - NOTES PAYABLE

Notes payable at March 31, consists of the following:

	March 31, 2017	December 31, 2016
Supplier Note Payable	$7,809,007	$9,414,352
Insurance Note	41,624	19,502
All Other	431,087	479,365
Total	8,281,718	9,913,219
Less current portion	(8,151,424)	(9,782,925)
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable as of march 31, 2017 are as follows;

2017	$8,151,424
2018	$130,294
Total	$8,281,718

The Company finances its Property and Casualty as well as its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for 12 months and the premium is financed over 9 months. The Property and Casualty Insurance is paid in equal monthly installments of $3,940 at 3.25% interest. The outstanding balance at March 31, 2017 was $7,630 and the monthly payments are current. The Directors and Officers Liability Insurance is renewed annually is paid in four equal installments of $17,121 at 3.25% interest. The outstanding balance at March 31, 2017 was $33,994 and the payments are current.

In connection with the BCS acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at March 31, 2017 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agrees to subordinate it right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $230,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at March 31, 2017, the Company did not complete the redemption of 507,079 shares of common stock and the remaining balance of the note is $220,490.

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

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. The promissory note will be repaid in 12 monthly installments commencing October 1, 2016 and this transaction was recorded as a restructuring charge in the amount of $84,317 in the third quarter of 2016. In addition, the Company restated a promissory note in favor of Mr. Ross and will repay the balance of the $102,000 over 12 monthly installments commencing October 1, 2016. The balance on these two notes at March 31, 2017 was $80,303 which is all classified as current.

NOTE 12 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	March 31, 2017	December 31, 2016

Note payable - acquisition of Quest	$5,967,137	$5,967,137
Note payable – acquisition of BCS	10,348,808	10,348,808
Quest Preferred Stock note payable	1,199,400	1,199,400
Total notes payable	17,515,345	17,515,345

For the three months ended March 31, 2017 and 2016, the Company recorded interest expense in connection with these notes in the amount of $160,790 and $159,095, respectively.

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The initial interest rate was 1.89%, subsequent to December 31, 2015; the interest was increased to 6% and is due in 2018. Principal and interest payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with one of the Noteholders whereby $684,000 of the promissory note was converted into 684,000 shares of Series C Preferred Stock. As part of the transaction, the related debt discount of $171,000 was recorded against Additional paid in capital. As part of the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholders agree to subordinate their rights and payments until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at March 31, 2017 were all classified as long term.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal and interest payments have been postponed. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at March 31, 2017 were all classified as long term.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June, the holder of the note granted the Company a forgiveness of debt in the amount of $75,000 which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at March 31, 2017 were all classified as long term.

The repayment of the subordinated notes payable is contingent on the complete reimbursement of the Supplier Secured Promissory Note and other conditions and as such based on these factors management has estimated that the future maturities of subordinated notes payable at March 31, 2017 is as follows:

2017	-
2018	-
2019	-
2020	-
2021	-
Thereafter	17,515,345
Total	$17,515,345

NOTE 13 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of March 31, 2017, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2017 there was 1 preferred share designated and 0 preferred shares outstanding. Effective on September 30, 2016, with the divestiture of Quest Solution Canada Inc., the one share was redeemed by the Company and retired.

Series C

As of March 31, 2017, there were 15,000,000 Series C preferred shares authorized and 3,143,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

COMMON STOCK

During the quarter ended March 31, 2017, the Company issued 12,500 shares to a board member in relation to the vesting schedule agreed to during 4th quarter 2015, which gives 12,500 common shares per independent board member as compensation. The shares were valued at $876. In addition, pursuant to the Employee Stock Purchase Program (“ESPP”) for which the Company filed an S-8 registration statement, 94,063 shares of Common Stock were issued for proceeds of $6,924.

.

As of March 31, 2017 the Company had 35,202,326 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the three month periods ended March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,405,000	0.52	1,410,000	0.52

Warrants granted	-	-	-	-
Warrants expired	-	-	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	1,405,000	0.52	1,410,000	0.52

Exercisable warrants	1,405,000	0.52	1,410,000	0.52

Outstanding warrants as of March 31, 2017 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

0.25	1.00	900,000	0.25	900,000	0.25

1.00	1.09	505,000	1.00	505,000	1.00

0.25 to 1.00	1.03	1,405,000	0.52	1,405,000	0.52

Warrants outstanding at March 31, 2017 and 2016 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	March 31, 2017	March 31, 2016

July 10, 2016	1.00	-	5,000
March 22, 2018	1.00	300,000	300,000
April 1, 2018	0.25	900,000	900,000
April 30, 2018	1.00	5,000	5,000
July 10, 2018	1.00	200,000	200,000

		1,405,000	1,410,000

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

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 10,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As at March 31, 2017, the Company had issued options, allowing for the subscription of 3,344,000 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the three months ended March 31, 2017 and 2016:

	March 31, 2017		March 31, 2016
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	2,644,000	0.49	6,044,000	0.50

Stock options granted	700,000	0.09	-	-
Stock options expired	-	-	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	3,344,000	0.41	6,044,000	0.50

Exercisable stock options	2,252,334	0.45	2,094,000	0.49

During Q1-2017, the Company granted a total of 700,000 stock options to the two Board members.

Outstanding stock options as of March 31, 2017 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

0.09	5.00	700,000	0.09	233,334	0.09

0.33 to 0.38	1.04	144,000	0.36	144,000	0.36

0.50	7.65	2,500,000	0.50	1,875,000	0.50

0.09 to 0.50	6.81	3,344,000	0.41	2,252,334	0.45

Stock options outstanding at March 31, 2017 and 2016 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	March 31, 2017	March 31, 2016

February 26, 2018	0.37	72,000	72,000
April 27, 2018	0.38	36,000	36,000
July 9, 2018	0.33	36,000	36,000
March 30, 2022	0.09	700,000	-
November 20, 2024	0.50	2,500,000	2,500,000

		3,344,000	2,644,000

For the period ending March 31, 2017 and 2016, the Company recorded stock compensation expense relating to the vesting of stock options as follows;

	For the three months ended March 31,
	2017	2016
Board compensation expense	$876	9,000
Stock compensation	-	7,800
Stock Option vesting	25,880	132,211
Total	$26,756	149,011

NOTE 14 – LITIGATION

As of March 31, 2017, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company leases a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area.

NOTE 16 – SUBSEQUENT EVENTS

On April 1, 2017, Shai Lustgarten, was appointed as the President and Chief Executive Officer of the Company. Mr. Lustgarten will be based out of the Company headquarters in Eugene, Oregon. The Employment Agreements has an initial term of two years, which Term shall be extended or terminated with mutual consent. Mr. Lustgarten’s initial base salary shall be $240,000 per year. Mr. Lustgarten shall be eligible to receive (i) a one-time sign-on bonus of $48,000 worth of shares of the Company’s restricted common stock, which shares will vest upon approval on the 2017 Financial Plan submitted to the Board of Directors (ii) a performance bonus at the end of the Company’s fiscal year 2017 based on measurable objectives, to be approved by the Compensation Committee of the Board of Directors, and (iii) a stock option grant of 2,281,000 stock options. The options are exercisable as follows: options to purchase 760,333 are immediately vested at an exercise price of $0.075 per share; options to purchase 760,333 vest on February 19, 2018 at an exercise price of $0.09 per share, and options to purchase 760,334 shares vest on February 17, 2019 at an exercise price of $0.09 per share, subject to any change in control acceleration provisions.

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

A complete discussion of these risks and uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 17, 2017.

Introduction

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

Effective October 1, 2015, the Company acquired their interest in ViascanQdata, Inc., (“Viascan”) a Canadian based operation in the same business line as Quest and their CEO, Gilles Gaudreault, was appointed the CEO of Quest, with our then CEO, Tom Miller, remaining as President and Chairman of the Board. During the 2016 fiscal year, Viascan changed its corporate name to Quest Solution Canada Inc.

Divesture of Canadian Operations

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $916,592 was received at closing and the balance is required to be paid before June 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

●	Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

●	The Company canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, receivable upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●	The Company also has a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

●	The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

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

OVERVIEW

In 2016, the Company announced strategic actions to streamline its operations by reducing expenses, drive future growth and accelerate value creation for shareholders. These repositioning actions resulted in agreements to sell the Canadian operations. The operations of the Canadian subsidiary have been reported within discontinued operations for all periods presented.

The Company’s sales from continuing operations for the three months ended March 31, 2017 were $14.4 million, a slight decrease of $0.4 million, or 2.9% over the same quarter in 2016.

The loss from continuing operations for common stockholders for the three months ended March 31, 2017 was $0.3 million, a decrease of $1.2 million compared with the loss of the comparative prior year of $1.5 million. Basic and Diluted loss per share from continuing operations in Q1-2017 were $0.01 versus $0.04 per share in Q1-2016.

Loss from discontinued operations for the three months ended March 31, 2016 was $0.03 million ($0.00 per share). There is no comparative amount for Q1-2017 as the divestiture had an effective date of September 30, 2016.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its acquisitions. As of March 31, 2017, the Company had a working capital deficit of $15,073,521 and an accumulated deficit of $33,312,864. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to obtain additional debt or equity financing for working capital (i.e., vendor trade credit extensions ) or refinancing (restructuring of subordinated debt) as may be required and, ultimately, to attain profitable operations. Management is focused on reducing operating expenses. Management’s plan to eliminate the going concern situation include, but are not limited to, the raise of additional capital through the issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. One initiative to reduce operating expense and start the path to attaining profitability was the sale of Quest Solution Canada Inc. primarily because it had incurred significant operating losses and negative cash flow. In order to mitigate the risk related with this uncertainty, the Company may issue additional shares of common and preferred stock for cash and services during the next 12 months.

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

	Three months Ended March 31		Variation
	2017	2016	$	%
Revenue	$14,437,556	$14,875,152	(437,596)	(2.9)
Cost of Goods sold	11,445,609	11,920,984	(475,375)	(4.0)
Gross Profit	2,991,947	2,954,168	37,779	1.3
Operating Expenses	2,904,505	3,674,934	(770,429)	(21.0)
Income (loss) from operations	87,442	(720,766)	808,208	n/m
Net loss from continuing operations	(331,158)	(1,468,922)	(1,137,764)	77.5
Net loss from discontinued operations	-	(33,807)	(33,807)	(100.0)
Net loss	(331,158)	(1,502,729)	(1,171,571)	78.0
Net Loss per common Share from continuing operations	(0.01)	(0.04)	(0.03)	75.0
Net Loss per common Share from discontinued operations	-	(0.00)	(0.00)	n/m
Net Loss per common Share	(0.01)	(0.04)	(0.03)	75.0

n/m; not meaningful

Revenues

For the three months ended March 31, 2017 and 2016, the Company generated net revenues in the amount of $14,437,556 and $14,875,152, respectively. The 2017 slight decrease was attributable to unavailability of inventory at the manufacturer which delayed shipments into Q2-2017.

Cost of Goods Sold

For the three months ended March 31, 2017 and 2016, the Company recognized a total of $11,445,609 and $11,920,984, respectively, of cost of goods sold. Cost of goods sold were 80.1% of net revenues at March 31, 2016 and 79.3% of revenues at March 31, 2017. The improvement is due to the change in the customer and product mix.

Operating expenses

Total operating expense for the three months ended March 31, 2017 and 2016 recognized was $2,904,505 and $3,674,934, respectively representing a 21.0% decrease. The decrease is attributable to management’s continued focus on expense reduction and streamlining of operations.

General and Administrative – General and administrative expenses for the three months ended March 31, 2017 and 2016 totaled $412,945 and $849,279, respectively representing a 51.4% decrease attributable to management’s continued focus on expense reduction.

Salary and benefits – Salary and employee benefits for the three months ended March 31, 2017 totaled $1,945,883 as compared to $2,177,590 for the three months ended March 31, 2016. The decrease is $231,707 representing a 10.6% improvement is a result of a lower headcount. Included in salaries and benefits is the stock compensation expense which was $26,756 for the three months ended March 31, 2017 compared to $149,011 for the three months ended March 31, 2016. The decrease was related to the Company issuing less stock for services during the period.

Professional Fees – Professional fees for the three months ended March 31, 2017 were $103,277 as compared to $210,893 for the three months ended March 31, 2016. The decrease was $107,616 or 51.0% is attributable to management’s continued focus on expense reduction.

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2017 totaled $355,658, as compared to $747,906 for the three months ended March 31, 2016 of which $200,000 was an OID discount on the Quest subordinated debt. The decrease of $392,248 (52.4%) is directly related to the decrease in the outstanding balance of the line of credit amount and the improved profitability.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $331,158 for the three months ended March 31, 2017, compared to a net loss of $1,468,922 for the three months ended March 31, 2016, a decrease of $1,137,764. The improvement in net loss is 77.5%.

Net loss from discontinued operations

The Company realized a net loss from discontinued operations of $33,807 for the three months ended March 31, 2016. There was no comparative amount in Q1-2017 because effective September 30, 2016, the Company sold the shares of its wholly owned subsidiary, Quest Solution Canada Inc. to Viascan Group Inc.

Liquidity and capital resources

As of March 31, 2017, the Company had cash in the amount of $939,703 of which $662,581 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $15,073,521, compared to cash in the amount of $954,700, of which $665,220 is restricted, and a working capital deficit of $15,323,313 as at December 31, 2016. In addition, the Company had a stockholder’s deficit of $15,169,173 at March 31, 2017 and $14,825,188 as of December 31, 2016.

The Company’s operations resulted in net cash provided of $4,076,958 during the three months ended March 31, 2017, compared to net cash provided of $293,158 during the three months ended March 31, 2016, an increase of $3,783,800. This increase in net cash is predominantly attributable to the net cash provided from the decrease in accounts receivable of $4,296,425 during the quarter ended March 31, 2017 offset by $889,466 decrease in accounts payable.

Net cash provided by investing activities was $1,519 for the three months ended March 31, 2017, compared to net cash provided of $135,827 for the three months ended March 31, 2016, a decrease of $134,308 attributable to the variation in the restricted cash.

The Company’s financing activities used net cash of $4,090,835 during the three months ended March 31, 2017, compared to net cash provided of $320,713 during the three months ended March 31, 2016. The Company was able to decrease the line of credit by $2,474,840 and decrease the notes payable by $1,707,919.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the report there are no material legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2017, the Company issued 12,500 shares to the board members in relation to the vesting schedule agreed to during fourth quarter 2015, which gives 12,500 common shares per independent board member as compensation.

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

Date: May 15, 2017

QUEST SOLUTION, INC.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

