Form 10-Q
period 2017-09-30
Quest Solution, Inc.
filed 2017-11-17
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [  ] NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,778,579 shares of common stock, $0.001 par value, as of November 16, 2017.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$260,642	$289,480
Restricted Cash	684,610	665,220
Accounts receivable, net (Note 5)	8,271,965	10,589,677
Inventory, net (Note 6)	746,894	531,593
Prepaid expenses	281,215	272,926
Other current assets	183,347	772,966
Total current assets	10,428,673	13,121,862

Fixed assets, net (Note 7)	98,918	136,835
Goodwill	10,114,164	10,114,164
Trade name, net	2,503,731	2,936,481
Customer Relationships, net	5,592,116	6,435,652
Other assets	41,613	47,563

Total assets	$28,779,215	$32,792,557

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$13,558,337	$10,566,066
Accrued interest on note payable	33,428	-
Line of credit (Note 10)	3,677,661	5,059,292
Advances, related party	100,000	100,000
Accrued payroll and sales tax	1,571,821	1,829,934
Deferred revenue, net (Note 9)	830,903	879,026
Current portion of note payable (Note 11)	5,229,496	9,782,925
Other current liabilities (Note 8)	238,700	227,932
Total current liabilities	25,240,346	28,445,175

Long term liabilities
Note payable, related party (Note 12)	17,515,345	17,515,345
Accrued interest, related party	1,121,818	629,238
Long term portion of note payable (Note 11)	130,294	130,294
Deferred revenue, net (Note 9)	418,128	565,423
Other long term liabilities (Note 8)	415,397	332,270
Total liabilities	44,841,328	47,617,745

Stockholders’ (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated and 0 shares outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated and 0 shares outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 3,143,530 shares outstanding as of September 30, 2017 and December 31, 2016, respectively, liquidation preference of $1.00 per share and a cumulative dividend of $0.06 per share.	3,144	3,144
Common stock; $0.001 par value; 100,000,000 shares designated, 36,157,422 and 35,095,763 shares outstanding of September 30, 2017 and December 31, 2016, respectively.	36,157	35,095
Common stock to be repurchased by the Company	(230,490)	(230,490)
Additional paid-in capital	18,887,852	18,302,262
Accumulated (deficit)	(34,758,776)	(32,935,199)
Total stockholders’ (deficit)	(16,062,113)	(14,825,188)
Total liabilities and stockholders’ (deficit)	$28,779,215	$32,792,557

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
	2017	2016	2017	2016
Revenues
Gross Sales	$13,311,109	$13,841,279	$41,594,938	$44,288,975
Less sales returns, discounts, & allowances	(347,055)	(277,128)	(708,184)	(849,256)
Total Revenues	12,964,054	13,564,151	40,886,754	43,439,719

Cost of goods sold
Cost of goods sold	10,132,067	10,910,089	32,263,124	34,648,909
Total costs of goods sold	10,132,067	10,910,089	32,263,124	34,648,909

Gross profit	2,831,987	2,654,062	8,623,630	8,790,810

Operating expenses
General and administrative	481,287	505,903	1,308,395	1,571,102
Salary and employee benefits	2,258,873	1,871,610	6,045,564	6,471,563
Depreciation and amortization	440,433	442,428	1,324,345	1,347,077
Professional fees	209,086	192,814	450,509	603,190
Total operating expenses	3,389,679	3,012,755	9,128,813	9,992,932

Income (loss) from operations	(557,692)	(358,693)	(505,183)	(1,202,122)

Other income (expenses):
Restructuring expenses	-	(84,317)	(26,880)	(544,941)
Gain on foreign currency	-	(90,215)	-	129,589
Write-off of other assets		(450,000)		(450,000)
Interest expense	(343,092)	(1,110,804)	(1,075,147)	(2,802,980)
Other (expenses) income	13,202	3,065	16,122	6,871
Total other expenses	(329,890)	(1,732,271)	(1,085,905)	(3,661,461)

Net Loss Before Income Taxes	(887,582)	(2,090,964)	(1,591,088)	(4,863,583)

Provision for Income Taxes
Deferred	-	-	-	-
Current	(15,300)	(376,326)	(91,409)	(491,254)
Total Provision for Income Taxes	(15,300)	(376,326)	(91,409)	(491,254)

Net loss from continuing operations	$(902,882)	$(2,467,290)	$(1,682,497)	$(5,354,837)

Net loss from discontinued operations	-	(3,919,175)	-	(6,851,875)

Net Loss attributable to Quest Solution Inc.	$(902,882)	$(6,386,465)	$(1,682,497)	$(12,206,712

Other Comprehensive Loss
Foreign Currency Adjustments		120,333		(361,744)

Net Loss attributable to Quest Solution Inc.	$(902,882)	$(6,266,132)	$(1,682,497)	$(12,568,456)
Less: Preferred stock – Series C dividend	(47,540)	(43,968)	(141,071)	(62,707)

Net loss attributable to the common stockholders	$(950,422)	$(6,310,100)	$(1,823,568)	$(12,631,163)

Net income (loss) per share - basic	$(0.03)	$(0.18)	$(0.05)	$(0.34)
Net income (loss) per share - diluted	$(0.03)	$(0.18)	$(0.05)	$(0.34)

Net loss per share from continuing operations - basic	$(0.03)	$(0.07)	$(0.05)	$(0.15)
Net loss per share from continuing operations - diluted	$(0.03)	$(0.07)	$(0.05)	$(0.15)

Net loss per share from discontinued operations - basic	$-	$(0.11)	$-	$(0.19)
Net loss per share from discontinued operations - diluted	$-	$(0.11)	$-	$(0.19)

Weighted average number of common shares outstanding - basic	35,812,210	35,762,326	35,587,238	36,506,733
Weighted average number of common shares outstanding - diluted	35,812,210	35,762,326	35,587,238	36,506,733

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

For the nine months
ending September 30,
2017	2016
Cash flows from continuing operating activities:
Net loss	$(1,682,497)	$(5,354,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	565,593	308,079
Debt discount accretion	-	860,824
Depreciation and amortization	1,324,345	1,347,077
Interest expense unpaid	105,060
Restructuring expenses	26,880	544,941
Loss on write off of other assets	450,000
Unrealized Foreign Exchange Loss	-	42,875
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,317,712	273,516
(Increase) / decrease in prepaid expenses	(8,289)	10,714
Increase in inventory	(215,301)	(124,434)
Increase in accounts payable and accrued liabilities	2,992,271	5,763,282
Increase in accounts payable and accrued liabilities, related party	517,425	297,447
Increase / (decrease) in deferred revenues, net	(195,418)	89,213
Increase / (decrease) in accrued payroll and sales taxes payable	(284,992)	264,664
Decrease in other assets	595,569	475,670
Increase / (decrease) in other liabilities	(47,186)	34,04	1
Net cash provided by operating activities	5,906,112	5,388,132

Cash flows from investing activities:
Decrease in restricted Cash	(19,390)	(76,838)
Purchase of property and equipment	(10,142)	(16,513)
Net cash provided by investing activities	(29,532)	(93,351)

Cash flows from financing activities:
Proceeds (payment) on line of credit	(1,381,631)	1,234,377
Proceeds (payment) from notes/loans payable	(4,629,846)	(1,971,627)
Proceeds from shares sold	21,059	-
Share issuance expenses	-	(41,259)
Increase in Insurance Note	85,000	-
Net cash (used in) financing activities	(5,905,418)	(778,509)

Cash used in discontinued operations	-	(5,017,775)

Net (decrease) in cash	(28,838)	(501,503)
Cash, beginning of period	289,480	823,391
Cash, end of period	$260,642	$321,888

Cash paid for interest	$496,976	$1,273,044
Cash paid for taxes	$34,932	$123,581
Supplementary cash flow information:
Stock issued for services	$65,901	$33,675
Stock options issued	$499,692	$274,404

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, and Quest Exchange Ltd., a Canadian based holding company.

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

Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

CASH

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $684,610 at September 30, 2017. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ending September 30, 2017 and December 31, 2016 was $1,276,286 and $1,701,700, respectively.

	September 30, 2017	December 31,2016
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(5,484,153)	(4,207,867)
Intangibles, net	$18,210,011	$19,486,297

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ending December 31,
2017	$425,429
2018	1,679,599
2019	1,471,714
2020	1,471,714
2021	1,405,791
Thereafter	1,641,600
Total	$8,095,847

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of September 30, 2017 and December 31, 2016.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the nine month periods ending September 30, 2017 and 2016, the Company spent $183,301 and $77,205 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively. The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the periods they are received.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the period ending September 30, 2017 or fiscal year ending December 31, 2016.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during the quarter ending September 30, 2017 and in the fiscal year ended December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company does not have any unrecorded contingent liabilities.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended September 30, 2017 and 2016 were 35,587,238 and 36,506,733, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have no anti-dilutive impact due to losses reported.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its acquisitions. As of September 30, 2017, the Company had a working capital deficit of $14,811,674 and an accumulated deficit of $34,758,766. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to obtain additional debt or equity financing for working capital (i.e., vendor trade credit extensions) or refinancing (restructuring of subordinated debt) as may be required and, ultimately, to attain profitable operations. Management is focused on reducing operating expenses. Management’s plans to eliminate the going concern situation include, but are not limited to, the raise of additional capital through the issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. One initiative to reduce operating expense and start the path to attaining profitability was the sale of Quest Solution Canada Inc. primarily because it had incurred significant operating losses and negative cash flow. In order to mitigate the risk related with this uncertainty, the Company may issue additional shares of common and preferred stock for cash and services during the next 12 months.

NOTE 3 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Wells Fargo Bank, which is an FDIC insured institution. The restricted cash in the amount of $684,610 at September 30, 2017 is in excess of the FDIC limit.

For the nine months and year ending September 30, 2017 and December 31, 2016, one customer accounted for 16.0% and 17.3% of the Company’s revenues, respectively.

Accounts receivable at September 30, 2017 and December 31, 2016 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 21.6% and another customer 33.1% of the trade accounts receivable balances at September 30, 2017 and December 31, 2016, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at September 30, 2017 and December 31, 2016. One vendor made up 86.4% and 76.4%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at September 30, 2017 and December 31, 2016, respectively.

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

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that was part of the transaction included:

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

The following is a reconciliation of the major line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the condensed consolidated statements of operations as indicated below:

	For the three months	For the nine months
	ending September 30, 2016	Ending September 30, 2016

Revenues	$3,911,501	$11,326,849
Cost of goods sold	(3,988,733)	(9,751,651)
Gross profit	(77,232)	1,575,198

Operating expenses
General and administrative	(315,088)	(874,506)
Salary and employee benefits	(689,118)	(2,074,977)
Depreciation and amortization	(61,076)	(178,069)
Professional fees	(21,387)	(58,138)
Goodwill impairment	(2,500,000)	(4,800,000)
Total operating expenses	(3,586,669)	(7,985,690)

Operating loss	(3,663,901)	(6,410,492)

Other income (expenses):
Restructuring expenses	-	(108,640)
Gain (loss) on foreign currency	(155,548)	117,138
Interest expense	(86,617)	(443,019)
Other (expenses) income	23	129
Total other income (expenses)	(242,142)	(434,392)

Net Loss Before Income Taxes	(3,906,043)	(6,844,884)

Provision for Current Income Taxes	(13,132)	(6,991)

Net Loss from discontinued operations	$(3,919,175)	$(6,851,875)

The major classes of assets and liabilities of Quest Solution Canada Inc. were classified as held for disposal as at September 30, 2016, as follows:

As at
September 30, 2016
ASSETS
Current assets
Cash	$(42,013)
Accounts receivable, net	2,302,399
Inventory, net	1,832,631
Prepaid expenses	97,990
Other current assets	24,858
Total current assets	4,215,865

Fixed assets	1,097,248
Goodwill	6,337,860

Total assets	$11,650,973

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$3,205,449
Line of credit	-
Accrued payroll and sales tax	329,874
Deferred revenue, net	99,905
Notes payable, related parties, current portion	1,841,297
Other current liabilities	114,265
Total current liabilities	5,590,790

Long term liabilities
Other long term liabilities	7,553
Total liabilities	$5,598,343

Net Assets held for disposal	$6,052,630

The net cash flows incurred by Quest Solution Canada Inc. for the nine months ended September 30, 2016 are presented below:

For the nine months
ending September 30, 2016

Net cash provided by operating activities	$(1,743,606)

Net cash provided in investing activities	16,097

Net cash used in financing activities	(3,290,266)

Net Cash Outflow from discontinued operations	$(5,017,775)

NOTE 5 – ACCOUNTS RECEIVABLE

At September 30, 2017 and December 31, 2016, accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016
Trade Accounts Receivable	$8,284,466	$10,607,378
Less Allowance for doubtful accounts	(12,501)	(17,701)
Total Accounts Receivable (net)	$8,271,965	$10,589,677

NOTE 6 – INVENTORY

At September 30, 2017 and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Equipment and clearing service	$595,115	$375,863
Raw Materials	40,179	119,922
Finished Goods	111,600	35,808
Total inventories	$746,894	$531,593

NOTE 7 – FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation expense for period ending September 30, 2017 and December 31, 2016 was $48,059 and $90,626, respectively

	September 30, 2017	December 31, 2016
Equipment	$2,902,594	2,892,512
Furniture and Fixtures	316,852	316,792
Leasehold improvements	151,553	151,553
Accumulated depreciation	(3,272,081)	(3,224,022)
Fixed Assets, net	$98,918	136,835

NOTE 8 – OTHER LIABILITIES

At September 30, 2017 and December 31, 2016, other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Unearned Incentive from credit cards	$123,105	$123,105
Key Man life Insurance liability	150,146	208,091
Dividend payable	242,146	101,075
Others	138,700	127,931
	654,097	560,202
Less Current Portion	(238,700)	(227,932)
Total long term other liabilities	$415,397	$332,270

The Company has purchased key man life insurance policies for some of its executives to insure the Company against risk of loss of an executive. Should loss of an executive occur, those funds would be used to pay off their respective promissory notes, repurchase their shares and settle out any amounts owed to them and their estate.

.

On June 10, 2016, the Company entered into an assignment whereby the insured individuals would assume the key man insurance policies. The agreement stated that the Company assign the policy over to the insured and the insured would assume all the obligations under the premium financed note in place. At September 30, 2017, the three life insurance policies and premium financed notes have been transferred to the insureds.

At September 30, 2017, the balance of amount of the remaining premium financed note is $1,482,850 and the cash value of the policy as of this date is $1,425,537, with a net positive cash value of the policy of $57,313.

The value of the policies is recorded at the new value per the right of offset noted in Topics 210-220. To have a right of offset, the Company would need to show (1) amounts of debt are determinable, (2) reporting entity has the ‘right’ to setoff, (3) the right is enforceable by law, and (4) reporting entity has the ‘intention’ to setoff. Given that the Company has met all of these, the Company has elected to use the right of setoff as the cash value of the policies is being used as the collateral for the loans. Should the Company default on payments to the policy or determine to not continue with the policies, the cash value of the policy is intended to pay off the loan. The Company also intends to settle out the loans in the future with the cash value of the policy.

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

	September 30, 2017	December 31, 2016
Deferred Revenue	$8,027,935	$8,721,725
Less Deferred Costs & Expenses	(6,778,904)	(7,277,276)
Net Deferred Revenue	1,249,031	1,444,449
Less Current Portion	(830,903)	(879,026)
Total Long Term net Deferred Revenue	$418,128	$565,423

Expected future recognition of net deferred revenue as of September 30, 2017, is as follows;

2017	$418,128
2018	228,499
2019	220,189
2020	195,262
2021	186,953
Total	$1,249,031

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of each account purchased under the FASA. The balance at September 30, 2017 was $3,677,661 and at December 31, 2016 $5,059,292 which includes accrued interest.

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

NOTE 11 - NOTES PAYABLE

Notes payable at September 30, 2017 and December 31, 2016, consists of the following:

	September 30, 2017	December 31, 2016
Supplier Note Payable	$5,009,007	$9,414,352
Insurance Note	-	19,502
All Other	350,783	479,365
Total	5,359,790	9,913,219
Less current portion	(5,229,496)	(9,782,925)
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable as of September 30, 2017 are as follows;

2017	$5,229,496
2018	-
2019	-
2020	-
2021	-
Thereafter	130,294
Total	$5,359,790

The Company finances its Property and Casualty as well as its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for 12 months and the premium is financed over 9 months. The Property and Casualty Insurance is paid in equal monthly installments of $3,940 at 3.25% interest. The outstanding balance at September 30, 2017 was $0 and the monthly payments are current. The Directors and Officers Liability Insurance is renewed annually and is paid in four equal installments of $17,121 at 3.25% interest. The outstanding balance at September 30, 2017 was $0 and the monthly payments are current.

In September 2017 the Property & Casualty policy were extended for a period of 60 days.

In connection with the BCS acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at September 30, 2017 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $230,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at September 30, 2017, the Company did not complete the redemption of 507,079 shares of common stock and the remaining balance of the note is $220,490.

On July 18, 2016, the Company and the supplier entered into that certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $12,492,137. The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250,000 each, with any remaining principal and accrued interest due and payable on December 31, 2016. On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to March 31, 2017 and the monthly installments of principal and accrued interest were increased to $400,000 commencing December 15, 2016 with any remaining principal and accrued interest due and payable on March 31, 2017. The Amendment also provides that the Company will make an additional principal payment of $300,000 by December 15, 2016. On March 31, 2017, the Company entered into a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest is due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each. On September 30, 2017, the Company entered into a Third Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to October 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each. On November 15th, the Company entered into a Fourth Amendment extending the maturity date to December 31st, and this Fourth Amendment is effective on October 31st, whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. The promissory was paid off in 12 monthly installments commencing October 1, 2016 and this transaction was recorded as a restructuring charge in the amount of $84,317 in the third quarter of 2016. In addition, the Company restated a promissory note in favor of Mr. Ross which was paid at the balance of the $102,000 over 12 monthly installments commencing October 1, 2016. The balance on these two notes at September 30, 2017 was $0.

NOTE 12 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	September 30, 2017	December 31, 2016

Note payable - acquisition of Quest	$5,967,137	$5,967,137
Note payable – acquisition of BCS	10,348,808	10,348,808
Quest Preferred Stock note payable	1,199,400	1,199,400
Total notes payable	17,515,345	17,515,345

For the nine months ended September 30, 2017 and 2016, the Company recorded interest expense in connection with these notes in the amount of $496,850 and $523,586, respectively.

The note payable for acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The initial interest rate was 1.89%, subsequent to December 31, 2015; the interest was increased to 6% and is due in 2018. Principal and interest payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with one of the Noteholders whereby $684,000 of the promissory note was converted into 684,000 shares of Series C Preferred Stock. As part of the transaction, the related debt discount of $171,000 was recorded against Additional paid in capital. As part of the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. In July 2016, the holders of the notes signed subordination agreements with the Supplier who holds the Secured Promissory Note and Action, whereby the noteholders agree to subordinate their rights and payments until the Secured Promissory Note with the Supplier is reimbursed in full. As a result, the balance on this loan and related accrued interest at September 30, 2017 were all classified as long term.

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal and interest payments have been postponed. In July 2016, the holders of the notes signed subordination agreements with the holder of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier who holds the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at September 30, 2017 were all classified as long term.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June 2016, the holder of the note granted the Company a forgiveness of debt in the amount of $75,000 which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at September 30, 2017 were all classified as long term.

The repayment of the subordinated notes payable is contingent on the complete reimbursement of the Supplier Secured Promissory Note and other conditions and as such based on these factors management has estimated that the future maturities of subordinated notes payable at September 30, 2017 is as follows:

2017	-
2018	-
2019	-
2020	-
2021	-
Thereafter	17,515,345
Total	$17,515,345

NOTE 13 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of September 30, 2017, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2017 there was 1 preferred share designated and 0 preferred shares outstanding. Effective on September 30, 2016, with the divestiture of Quest Solution Canada Inc., the one share was redeemed by the Company and retired.

Series C

As of September 30, 2017, there were 15,000,000 Series C preferred shares authorized and 3,143,530 Series C preferred shares outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

COMMON STOCK

For the nine month period ended September 30, 2017, the Company issued 87,500 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant of 100,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation. The shares were valued at $9,501.

In addition, pursuant to the Employee Stock Purchase Program (“ESPP”) for which the Company filed an S-8 registration statement, 264,423 shares of Common Stock were issued for proceeds of $21,060.

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. The shares were valued at $48,000. In addition, the Company issued 70,000 shares to the Chief Financial Officer as additional fees pursuant to his Contractor Agreement. The shares were valued at $8,400

As of September 30, 2017 the Company had 36,157,422 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the nine month periods ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,410,000	0.31	1,410,000	0.31

Warrants granted	1,500,000	0.31	-	-
Warrants expired	(5,000)	0.31	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	2,905,000	0.31	1,410,000	0.31

Exercisable warrants	1,405,000	0.31	1,410,000	0.31

Outstanding warrants as of September 30, 2017 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

0.25	0.50	900,000	0.25	900,000	0.25

1.00	0.58	505,000	1.00	505,000	1.00
0.11	3.84	1.500,000	0.11	-	-

0.11 to 1.00	2.24	2,905,000	0.31	1,405,000	0.52

Warrants outstanding at September 30, 2017 and 2016 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	September 30, 2017	September 30, 2016

March 22, 2018	1.00	300,000	300,000
April 1, 2018	0.25	900,000	900,000
April 30, 2018	1.00	5,000	5,000
July 10, 2018	1.00	200,000	200,000
August 2, 2021	.11	1,500,000	-

		2,905,000	1,405,000

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

The option exercise price is established by the Board of Directors 0and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 10,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As at September 30, 2017, the Company had issued options, allowing for the subscription of 9,125,000 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the three months ended September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	5,625,000	0.49	6,044,000	0.50

Stock options granted	3,500,000	0.11	-	-
Stock options expired	-	-	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	9,125,000	0.21	6,044,000	0.50

Exercisable stock options	3,339,750	0.34	2,237,750	0.49

For the nine months ended September 30, 2017, the Company granted a total of 6,481,000 stock options, 2,200,000 stock options were granted to five Board members and 3,781,000 stock options were granted to the Chief Executive Officer pursuant to his Employment Contract and 500,000 to Company’s legal counsel.

Outstanding stock options as of September 30, 2017 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

0.075 to 0.09	4.66	2,981,000	0.09	1,227,000	0.08
0.11	3.84	3,500,000	0.11	-	-

0.33 to 0.38	0.79	144,000	0.36	144,000	0.36

0.50	7.45	2,500,000	0.50	1,968,750	0.50

0.075 to 0.50	4.88	9,125,000	0.21	3,339,750	0.34

Stock options outstanding at September 30, 2017 and 2016 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	September 30, 2017	September 30, 2016
February 26, 2018	0.37	72,000	72,000
April 27, 2018	0.38	36,000	36,000
July 9, 2018	0.33	36,000	36,000
August 2, 2021	0.11	3,500,000	-
February 17, 2022	0.075	760,333	-

February 17, 2022	0.09	1,520,667	-
March 30, 2022	0.09	700,000	-
November 20, 2024	0.50	2,500,000	2,500,000

		9,125,000	2,644,000

Stock compensation expense is $565,539 for the nine months ending September 30, 2017 and $308,078 for the nine monthly ended September 30,2016.

NOTE 14 – LITIGATION

As of September 30, 2017, the Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

In addition, on August 2, 2017, the Company entered into a Consulting agreement with Carlos J. Nissensohn, a family member of a Director of the Company. The terms and condition of the contract are as follows:

●	24 month term with 90 day termination notice by the Company

●	A monthly fee of $15,000 and a one-time signatory fee of 600,000 restricted shares

●	1,500,000 warrants to buy shares at $0.11 having a four year life and a vesting period of 12 months in 4 quarterly and equal installments, subject to Mr. Nissensohn’s continuous service to the Company

●	In case the Company procures debt financing during the term of this agreement, without any equity component, Mr. Nissensohn shall be entitled to 3% of the gross funds raised, however if the Company is required to pay a success fee to another external entity, then Mr. Nissensohn shall be entitled to only 2% of the gross funds raised

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3,000,000 to the Company within 24 months of the date the contract, Mr. Nissensohn shall further be entitled to certain warrants to be granted by the Company which upon their exercise pursuant to their terms, Mr. Nissensohn shall be entitled to receive QUEST shares which represent 3% of the QUEST issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by QUEST are subject to the approval of the Board of Directors of QUEST. However, if the Board does not approve the issuance of warrants; then Mr. Nissensohn will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissensohn will be entitled to a $ 50,000 onetime payment which shall be paid on the 1st day that the QUEST shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that Company shall close any M&A transaction with a third party target, Mr. Nissensohn shall be entitled to a success fee in the amount equal to 3% of the total transaction price, in any combination of cash and shares that will be determined by QUEST

In addition, on September 8, 2017, Quest Solution, Inc.(the “Company”) approved the Company entering into a consulting agreement (the “Consulting Agreement”) with YES IF(the “Consultant”), an entity controlled by Jason Griffith, the Company’s former Chief Executive Officer and a principal stockholder. The Consultant shall provide the Company and its controlled entities with certain business development, managerial, measures to improve efficiency and cost savings and financial services in accordance with the terms and conditions of the Consulting Agreement. In exchange for its consulting services, the Consultant will receive a monthly fee of $10,000 for the months of September through December 2017, $15,000 per month for the months of January through June 2018 and $20,000 per month for the months of July 2018 through August 2019. As the former CEO of the Company, the Company believes that the Consultant will be extremely beneficial to the Company in connection with its recently announced business restructuring efforts.

On September 8, 2017, the Company entered into a voting agreement with Jason Griffith pursuant to which Mr. Griffith agreed to vote any shares beneficially owned by him in accordance with the instructions of Shai Lustgarten, the Company’s Chief Executive Officer. The voting proxy does not include any matters involving the creation of a new or cancellation of an existing class of stock, a reverse split (except in connection with an uplisting of the Company’s common stock on a National Exchange), dividend of stock or any change of control to the Company.

The foregoing description of the terms of the Consulting Agreement and the Voting Agreement are not complete and are qualified in their entirety by reference to the full text of the Consulting Agreement, which are filed as Exhibits 10.1 and 10.2, respectively to this Current Report on Form 8-K and are incorporated by reference herein.

On September 8, 2017, the Company entered into a voting agreement with Jason Griffith, whereby he committed to vote any shares beneficially owned by him in accordance with the instructions of Shai Lustgarten, the Company’s CEO. The Voting Agreement could result in a change of control of the Company.

NOTE 16 – SUBSEQUENT EVENTS

On October 02, 2017, the Company entered into an employment agreement with Mr. Benjamin Kemper as Chief Financial Officer of the Company.

The term of the agreement is effective on October 02, 2017 and shall continue for twelve (12) months, unless earlier terminated in accordance with the employment agreement entered into between the Company and Mr. Kemper. The term of Mr. Kemper’s employment shall be automatically renewed for successive one (1)-year periods until Mr. Kemper or the Company delivers to the other party a written notice of their intent not to renew the employment term. The Company shall pay Mr. Kemper a base salary at the annual rate of $130,000, a $20,000 signing bonus, as well as grant Mr. Kemper 500,000 options to purchase common stock of the Company at the closing stock price on the trading date prior to the date hereof.

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

In May 2014, the Board of Directors voted to get approval from the shareholders of the Company for a name change from Amerigo Energy, Inc. to Quest Solution, Inc. The Company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and were assigned our new trading symbol “QUES”.

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

Divesture of Canadian Operations

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash, which was all collected at September 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

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

The Company’s sales from continuing operations for the three months ended September 30, 2017 were $13.0 million, a slight decrease of $0.6 million, or 4.4% over the same quarter in 2016.

The loss from continuing operations for common stockholders for the three months ended September 30, 2017 was $0.9 million, a decrease of $1.6 million compared with the loss of the comparative prior year of $2.5 million. Basic and Diluted loss per share from continuing operations in Q3-2017 were ($0.03) versus ($0.07) per share in Q3-2016.

Loss from discontinued operations for the three months ended September 30, 2016 was $3.9 million ($0.11 per share). There is no comparative amount for Q3-2017 as the divestiture had an effective date of September 30, 2016.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has acquired a significant working capital deficit and issued a substantial amount of subordinated debt in connection with its acquisitions. As of September 30, 2017, the Company had a working capital deficit of $14,811,674 and an accumulated deficit of $34,578,776. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis to obtain additional debt or equity financing for working capital (i.e., vendor trade credit extensions) or refinancing (restructuring of subordinated debt) as may be required and, ultimately, to attain profitable operations. Management is focused on reducing operating expenses. Management’s plan to eliminate the going concern situation include, but are not limited to, the raising of additional capital through the issuance of debt and equity, improved cash flow management, aggressive cost reductions, and the creation of additional sales and profits across its product lines. One initiative to reduce operating expense and start the path to attaining profitability was the sale of Quest Solution Canada Inc. primarily because it had incurred significant operating losses and negative cash flow. In order to mitigate the risk related with this uncertainty, the Company may issue additional shares of common and preferred stock for cash and services during the next 12 months.

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

	Three months ended September 30		Variation
	2017	2016	$	%
Revenue	$12,964,054	$13,564,151	(600,097)	(4.4)
Cost of Goods sold	10,132,067	10,910,089	(778,022)	(7.1)
Gross Profit	2,831,987	2,654,062	177,925	6.7
Operating Expenses	3,389,679	3,012,755	376,924	12.5
Income (loss) from operations	(557,692)	(358,693)	198,999	55.5
Net loss from continuing operations	(902,882)	(2,467,290)	1,564,408	63.4
Net loss from discontinued operations	-	(3,919,175)	(3,919,175)	100.0
Net loss	$(902,882)	$(6,386,465)	(5,483,583)	(85.9)
Net Loss per common Share	$(0.03)	$(0.18)	(0.15)	83.3
Net Loss per common Share from continuing operations	$(0.03)	$(0.07)	(0.04)	57.1
Net Loss per common Share from discontinued operations	$-	$(0.11)	(0.11)	n/m

	Nine months ended September 30		Variation
	2017	2016	$	%
Revenue	$40,886,754	$43,439,719	(2,552,965)	(5.8)
Cost of Goods sold	32,263,124	34,648,909	(2,385,785)	(6.9)
Gross Profit	8,623,630	8,790,810	(167,180)	(1.9)
Operating Expenses	9,128,813	9,992,932	(864,119)	(8.6)
Income (loss) from operations	(505,183)	(1,202,122)	696,939	58.0
Net loss from continuing operations	(1,682,497)	(5,354,837)	(3,672,340)	68.6
Net loss from discontinued operations	-	(6,851,875)	(6,851,875)	100.0
Net loss	$(1,682,497)	$(12,206,712)	(10,524,215)	86.2
Net Loss per common Share	$(0.05)	$(0.34)	(0.29)	85.3
Net Loss per common Share from continuing operations	$(0.05)	$(0.15)	(0.10)	66.7
Net Loss per common Share from discontinued operations	$-	$(0.19)	(0.19)	n/m

n/m; not meaningful

Revenues

For the three months ended September 30, 2017 and 2016, the Company generated net revenues in the amount of $12,964,054 and $13,564,151, respectively. The 2017 slight decrease was attributable to unavailability of inventory at the manufacturer which delayed shipments into Q4-2017.

For the nine months ended September 30, 2017 and 2016, the Company generated net revenues in the amount of $40,886,754 and $43,439,719, respectively. The 2017 slight decrease was attributable to unavailability of inventory at the manufacturer which delayed shipments into Q4-2017 and timing of orders.

Cost of Goods Sold

For the three months ended September 30, 2017 and 2016, the Company recognized a total of $10,132,067 and $10,910,089, respectively, of cost of goods sold. Cost of goods sold were 78.2% of net revenues at September 30, 2017 and 80.4% of revenues at September 30, 2016. The variation is due to the change in the customer and product mix and efforts to improve margins in 2017.

For the nine months ended September 30, 2017 and 2016, the Company recognized a total of $32,263,124 and $34,648,909, respectively, of cost of goods sold. Cost of goods sold were 78.9% of net revenues at September 30, 2017 and 79.8% of revenues at September 30, 2016. The variation is due to the change in the customer and product mix and efforts to improve margins in 2017.

Operating expenses

Total operating expense for the three months ended September 30, 2017 and 2016 recognized was $3,389,679 and $3,012,755, respectively representing a 12.5% increase. The increase is attributable to changes in management with related initial costs including stock compensation.

Total operating expense for the nine months ended September 30, 2017 and 2016 recognized was $9,128,813 and $9,992,932, respectively representing an 8.6% decrease due to cost reductions.

General and Administrative – General and administrative expenses for the three months ended September 30, 2017 and 2016 totaled $481,287 and $505,903, respectively representing a 4.9% decrease attributable to management’s continued focus on expense reduction.

General and administrative expenses for the nine months ended September 30, 2017 and 2016 totaled $1,308,395 and $1,571,102, respectively representing a decrease of $262,707 or 16.7%.

Salary and benefits – Salary and employee benefits for the three months ended September 30, 2017 totaled $2,258,873, including $416,548 from non-cash stock based compensation, as compared to $1,871,610, including $103,636 from non-cash stock based compensation, for the three months ended September 30, 2016. The increase is $387,263, representing an increase of 20.7% mostly attributed to termination costs related to headcount reductions and the non-cash costs related to the appointment of the new board members.

Salary and employee benefits for the nine months ended September 30, 2017 totaled $6,045,564 as compared to $6,471,563 for the nine months ended September 30, 2016. The decrease is $425,999 representing a 6.6% improvement is a result of a lower headcount and lower commissions due to the decrease in sales. Included in salaries and benefits is the stock compensation expense which was $565,593 for the nine months ended September 30, 2017 compared to $308,078 for the nine months ended September 30, 2016. The increases was related to the Company issuing stock for services and stock options during the period.

Professional Fees – Professional fees for the three months ended September 30, 2017 were $209,086 as compared to $192,814 for the three months ended September 30, 2016. The increase was $16,272 or 8.4% is attributable to a CFO settlement with the management’s continued focus on expense reduction.

Professional fees for the nine months ended September 30, 2017 were $450,509 as compared to $603,190 for the nine months ended September 30, 2016. The decrease was $152,681 or 25.3% is attributable to management’s continued focus on expense reduction.

Other income and expenses

Interest Expense - Interest expense for the three months ended September 30, 2017 totaled $343,092, as compared to $1,110,804 for the three months ended September 30, 2016 of which $200,000 was an OID discount on the Quest subordinated debt. The remaining variance of $567,712 is directly related the 2016 termination and facility fees on the line of credit with FGI.

Interest expense for the nine months ended September 30, 2017 totaled $1,075,147, as compared to $2,802,980 for the nine months ended September 30, 2016 of which $860,824 was an OID discount on the Quest subordinated debt. The remaining variance of $867,009 is directly related to the 2016 termination and facility fees on the line of credit with FGI, the decrease in the outstanding balance of the line of credit amount and the improved profitability.

Restructuring Expense – The Company streamlined operations in early 2017, but has no additional restructuring charges in the third quarter. The restructuring expense recorded for the nine months ended September 30, 2016 was $544,941.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $902,882 for the three months ended September 30, 2017, compared to a net loss of $2,467,290 for the three months ended September 30, 2016, a decrease of $1,564,408. The improvement in net loss is 63.4%.

The Company realized a net loss from continuing operations of $1,682,497 for the nine months ended September 30, 2017, compared to a net loss of $5,354,837 for the nine months ended September 30, 2016, a decrease of $3,672,340. The improvement in net loss is 68.6%.

Net loss from discontinued operations

The Company realized a net loss from discontinued operations of $6,851,875 for the nine months ended September 30, 2016. There were no comparative amounts in 2017 because effective September 30, 2016, the Company sold the shares of its wholly owned subsidiary, Quest Solution Canada Inc. to Viascan Group Inc.

Liquidity and capital resources

As of September 30, 2017, the Company had cash in the amount of $945,252 of which $684,610 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $14,811,673, compared to cash in the amount of $954,700, of which $665,220 is restricted, and a working capital deficit of $15,323,313 as at December 31, 2016. In addition, the Company had a stockholder’s deficit of $16,062,113 at September 30, 2017 and $14,825,188 as of December 31, 2016.

The Company’s operations resulted in net cash provided of $5,906,112 during the nine months ended September 30, 2017, compared to net cash provided of $5,388,132 during the nine months ended September 30, 2016, an increase of $517,980. The changes in the non-cash working capital accounts are primarily attributable to an decrease in accounts receivable of $2,317,712 during the nine months ended September 30, 2017 and a $2,992,271 increase in accounts payable.

Net cash used by investing activities was $29,532 for the nine months ended September 30, 2017, compared to net cash used of $93,351 for the nine months ended September 30, 2016, a decrease of $63,819.

The Company’s financing activities used net cash of $5,905,418 during the nine months ended September 30, 2017, compared to net cash used of $778,509 during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Company decreased the line of credit by $1,381,631 and decreased the notes payable by $4,544,846. Proceeds for shares sold were $21,059.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, i.e., the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the report there are no material legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the nine month period ended September 30, 2017, the Company issued 87,500 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant of 100,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation.

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

Date: November 17, 2017

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

