Form 10-K
period 2017-12-31
Quest Solution, Inc.
filed 2018-05-08
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-09047

Quest Solution, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

860 Conger Street

Eugene, OR 97402
(Address of principal executive offices) (zip code)

(714) 899-4800

(Issuer’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was $2,208,622.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 39,673,631 shares of common stock were outstanding as of May 4, 2018.

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

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc. (“ViascanQData”), a Canadian based operation in the same business line as Quest. The purchase price for the shares of ViascanQdata was 5,200,000 shares of Series B Preferred Stock (which are convertible on a 1:1 basis into common shares, with no other preferential rights) as well as a promissory note of one million five hundred thousand dollars ($1,500,000).

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $575,000 was received at closing and the balance was received on April 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

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

On February 28, 2018, the Company finalized settlement agreements with related parties which have an effective date of December 30, 2017. As part of the settlement agreements, the Company authorized the issuance of 600,000 shares of common stock valued at $59,400, 1,685,000 shares of Preferred Stock valued at $0.80 per share and issued 3,000,000 stock warrants with an exercise price of $.20. The total net amount of debt extinguished in these transactions was $15,418,865.

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

Strategy

Following the divestiture of Quest Solution Canada Inc., the Company’s strategy has been to focus on operational excellence and cost reduction, addressing the balance sheet debt load and putting together a business plan that is based on modest revenue growth. The Company intends to continue to identify synergies within the Company to offer a more complete offering of products, services and technological solutions to customers throughout the United States. Furthermore, the market in which Quest operates is undergoing consolidation and Quest intends to start identifying strategic companies in the data collection and mobile systems integration market, as well as other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

The Company is a systems integrator within the United States with a focus on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. The Company is also a manufacturer and/or distributor of labels, tags, ribbons and RFID identification tags. Quest takes a consultative approach by offering end-to-end solutions that include hardware, service contracts, software, communications and full lifecycle management services. Quest simplifies the integration process with its experienced team of professionals. The Company delivers problem solving solutions backed by numerous customer references. The Company offers comprehensive packaged and configurable software some of which is developed by Quest and some of it is sourced from 3rd parties. Quest is also a leading providing of bar code labels and ribbons (media) to companies in Southern California. Quest provides consultative services to companies to select, design and manufacture the right label for their product offering. Once a company selects the product, sales are generally highly repeatable on a regular basis.

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

Sales Strategy

The Company’s current direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in reach mirrors the Company’s addition of new products and services. Sales team members are organized by industry areas of opportunity, areas of expertise and territory. Quest’s sales teams are organized to address national accounts offering a broad array of unique solutions for key line of business applications, which allows for upsell and cross sell opportunities within each client. For the barcode label (media) business, Quest utilizes a specialty sales force and well as resellers and distributors of Quest manufactured label products to serve the market.

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

General Discussion of Operations

Concentrations

For the years ended December 31, 2017 and 2016, one customer accounted for 15.7% and 17.3%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2017 and 2016 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 15.6% and 33.1% of the balance of accounts receivable at December 31 for 2017 and 2016, respectively which represented greater than 10% of accounts receivable at December 31, 2017 and 2016, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at December 31, 2017 and 2016. One vendor made up 70.1% and 76.8% of the balance for of accounts payable 2017 and 2016, respectively, which represented greater than 10% of accounts payable at December 31, 2017 and 2016, respectively.

Expected Significant Changes In The Number Of Employees

The Company anticipates only minor changes in the number of employees over the next twelve months of 2018 as administrative functions are consolidated, which are expected to be offset in part by adding new sales staff. The Company’s current management instituted a cost reduction program in the second half of 2017 that included a reduction in labor and related payroll expenses.

As of December 31, 2017, we had a total of 57 full time employees and no part time employees.

As of April 16, 2018, we had a total of 35 full time employees and 1 part time employee.

Quest’s website is located at www.QuestSolution.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

Recent Events

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $2,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins have agreed to release their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share.

On February 28, 2018, the Company finalized an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,064.69 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay or accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety. The effective date of the agreement is December 30, 2017.

On February 22, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136.40 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $21,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

On February 19, 2018, the Company finalized a settlement agreement with Goerge Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The corporate offices of the Company are currently located at 860 Conger Street, Eugene, Oregon 97402. In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, Oregon 97402. The premises consist of approximately 7,000 square feet of warehouse and office space. The lease provided for monthly payments of $3,837 through March 2013, and is adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2% in any one year. The lease expired on March 31, 2017 and the Company extended the term of the lease for an additional two years with the same cost of living increase. This location handles administrative functions as well as having an operations team, inside sales, warehouse and support center for Quest’s sales team.

The lease at the Company’s Ohio location, signed by Quest Marketing, Inc. in July 2011, provides for monthly payments of $2,587 through June 2012, and $2,691 thereafter. The lease is due for renewal on June 30, 2018, and the Company’s intention is to renew the lease for another term. This location is used by the Company’s software development team and engineers for assistance with its sales team.

The Company has a commercial real estate operating lease with the former owner of BCS for the Company’s office and warehouse location in Garden Grove, California. The Company pays rent at the rate of $9,000 per month. This location houses the original BCS operations team, which was acquired in November 2014, as well as the label production facility, administrative and finance for the Company. Through mutual agreement on February 23, 2018, the Company signed a termination agreement on the lease for the Garden Grove location which was vacated entirely on April 30, 2018.

The Company signed a new lease on February 1, 2018 for the Company’s office and warehouse location in Anaheim downsizing from Garden Grove, California. The Company rent is at the rate of $2,372 per month through January 31, 2019, then increasing to $2,466.54 per month to January 31, 2020. The rent from February 1, 2020 until February 28th 2021 is $2,565.20. The lease expires on February 28, 2021. This location houses satellite sales and technical support office.

The Company opened an executive suite in Salt Lake City, Utah in August 2017. This office houses the offices for the Company’s CEO and CFO. Rent on this location was waived by the landlord until January 1st 2018, when the office space expanded to house a portion of the Company’s accounting and administrative staff. The Company rent per month at this location is now $3,000 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company was sued by Kurt Thomet for breach of obligations related to the outstanding debt obligations remaining from the promissory note executed on January 18, 2014 and subsequent amendments. The lawsuit was withdrawn with prejudice in February 2018 by restructuring the Company’s debt obligations to him effective December 31, 2017.

The Company was sued by Deborah Donoghue and Aaron Rubenstein as a nominal defendant to recover alleged “short-swing profits” from Jason F. Griffith on his conversion into Series C shares. The lawsuit was settled on October 24, 2017 with the Company covering the agreement costs and with Jason Griffith agreeing to offset the Company’s cost with a reduction in debt owed to him.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2016:
Fiscal Quarter Ended March 31, 2016	$0.27	$0.16
Fiscal Quarter Ended June 30, 2016	$0.28	$0.12
Fiscal Quarter Ended September 30, 2016	$0.17	$0.07
Fiscal Quarter Ended December 31, 2016	$0.11	$0.06

Fiscal Year Ended December 31, 2017:
Fiscal Quarter Ended March 31, 2017	$0.15	$0.01
Fiscal Quarter Ended June 30, 2017	$0.14	$0.08
Fiscal Quarter Ended September 30, 2017	$0.15	$0.08
Fiscal Quarter Ended December 31, 2017	$0.14	$0.05

On April 25, 2018, the common stock closed at $0.29 per share.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	15,530,000	0.23	375,000
Total	15,530,000	0.23	375,000

The Company intends to submit its 2018 Equity Inventive Plan adopted on March 8, 2018 for shareholder approval at its 2018 annual meeting of shareholders.

Dividends and other Distributions

Quest has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Quest may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company has no current plans to do so. Any future determination to pay cash dividends will be at the discretion of Quest’s board of directors. The Company’s Series C Preferred Stock pays a 6% dividend, but the Company was unable to make such dividend payments and so those dividends are accrued quarterly. Accrued but unpaid dividends do not bear interest. Pursuant to the settlement agreements made with Kurt Thomet, George Zicman, and with David and Kathleen Marin, in which over $15 million in debt was extinguished, the new shares of Series C Preferred Stock issued in exchange, totaling 1,685,000 shares, will not pay and will not accrue dividends for a 24 month period, or anytime prior to March 1, 2020.

Recent Sales of Unregistered Securities

The Company issued 39,000 shares of Common Stock to certain employees in the first quarter of 2016 that had a value of $7,800.

On June 17, 2016, the Company entered into a Stock Redemption Agreement whereby it redeemed 1,000,000 shares of common stock in exchange for 357,000 shares of Series C preferred stock.

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, a prior officer, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of common stock. In addition, the Company issued 100,000 shares of Series C preferred stock pursuant to the same Separation Agreement in exchange for the redemption of 42,500 common shares.

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

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. The shares were valued at $48,000. In addition, the Company issued 70,000 shares to the Chief Financial Officer as additional fees pursuant to his Contractor Agreement. The shares were valued at $8,400.

On June 30, 2017, the Company issued 87,500 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant 100,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation.

On August 2, 2017, the Company granted a total of 1,500,000 stock warrants with an exercise price of $0.11 per share and 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissensohn.

On August 2, 2017, the Company granted a total of 6,481,000 stock options, 2,200,000 stock options were granted to five Board members and 3,781,000 stock options were granted to the Chief Executive Officer pursuant to his Employment Contract and 500,000 to Company’s legal counsel.

On October 2, 2017 the Company granted 500,000 stock options to the Company’s CFO as part of the CFO’s employment agreement.

On December 30, 2017 the Company authorized the issuance of 600,000 shares of common stock valued at $59,400 and 1,600,000 shares of Preferred Stock as part of a debt extinguishment agreement with two related parties. The Preferred Stock was valued at $0.80 per share. The total net amount of debt extinguished in this transaction was $5,811,334.95. The Company also authorized the issuance of 85,000 shares of Preferred Stock and issued 3,000,000 stock warrants with an exercise price of $.20 as part of a separate debt reduction agreement with a different related party. The total net amount of debt forgiven in this transaction was $9,607,529.86.

On March 8, 2018, the Company granted a total of 1,700,000 shares of Common Stock and options to purchase up to 7,000,000 shares of Common Stock under the 2018 Equity Incentive Plan.

On March 8, 2018, the Company issued 500,000 shares of Common Stock and 1,000,000 Warrants to purchase Common Stock with an exercise price of $0.11 per share to Carlos J. Nissensohn pursuant to his consulting agreement with the Company.

On March 08,2018, the Company issued 200,000 shares of the Company’s common stock to the JSM SOC-DIG LP.

Issuer Purchases of Equity Securities

The Company did not re-purchase any equity securities in 2017.

As of December 31, 2017, the Company had 36,828,371 common shares outstanding.

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

OVERVIEW

In 2017, the Company’s new management carried out certain strategic actions to streamline its operations, drive future growth and accelerate value creation for our shareholders. The Company had previously announced such intention but only began successfully implementing such actions under its new management. The Company has significantly reduced its labor costs.

The Company’s sales from continuing operations for 2017 were $54.5 million, a decrease of $5.6 million. The reason for the decline was twofold, the Company experienced delays in its supply chain at the end of 2017 resulting in the decrease of sales in 2017, pushing many of those sales into January of 2018, which are expected to provide a boost to the first quarter of 2018, and the Company moved away from certain low margin sales.

The loss from continuing operations for common stockholders was $2.4 million in 2017, a decrease of $5.1 million from the prior year loss of $7.5 million. Basic and Diluted loss per share from continuing operations was $0.06 in 2017 compared to $0.2104 per share in 2016. The Company, through successful efforts in cost reductions on many fronts, decreased the operating loss by 38% and increased the EBITDA by 76% from the prior year of 2016.

There was no loss from discontinued operations for 2017.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2017, the Company had a working capital deficit of $14,755,001 and an accumulated deficit of $35,554,994. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the company’s improving cash flow and cost reduction successes.

The matters that resulted in 2016, having substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017. See “Business – Recent Events”. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Overview - Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31		Variation
	2017	2016	$	%
Revenue	$54,458,845	$60,047,124	(5,588,279)	(9.3)
Cost of Goods sold	43,089,210	47,952,579	(4,863,369)	(10.1)
Gross Profit	11,369,635	12,094,545	(724,910)	(6.0)
Operating Expenses	12,248,128	13,283,849	(1,035,721)	(7.8)
Loss from operations	(878,493)	(1,189,304)	310,811	26.1
Net loss from continuing operations	(2,431,175)	(7,493,270)	5,062,095	(67.5)
Net loss from discontinued operations	(0.00)	(6,851,875)	6,851,875	n/m
Net loss	(2,431,175)	(14,345,145)	11,913,970	(83.1)
Net Loss per common Share from continuing operations	(0.06)	(0.21)	0.15	(71.4)
Net Loss per common Share from discontinued operations	(0.00)	(0.19)	0.19	n/m
Net Loss per common Share	(0.06)	(0.40)	0.34	(85.0)

n/m; not meaningful

Revenues

For the years ended December 31, 2017 and 2016, the Company recognized $54,458,845 and $60,047,124 in net revenues, respectively. This represents a decrease of 9.3% attributable to the push of sales into January 2018 as a result of fulfillment difficulty in our supply chain and our movement away from less profitable business. Revenue for 2017 and 2016 was generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers. Despite the decline in revenues, the Company did finish 2017 with one of the strongest backlogs in the Company’s history, and the Company believes that its customer loyalties remaining strong.

Cost of Goods Sold

For the years ended December 31, 2017 and 2016, the Company recognized a total of $43,089,210 and $47,952,579 respectively, of cost of goods sold. Cost of goods sold were 79.1% of net revenues for 2017 and 79.9% for 2016. Our gross margin percentage remained stable in an industry that is putting a lot of pressure on the gross margin.

Operating expenses

For the years ended December 31, 2017 and 2016, operating expenses related to continuing operations were $12,248,128 and $13,283,849, respectively. This represents a decrease of $1,035,721, or 7.8%, which is due to management’s focus on expense reduction and streamlining operations when they took office in Q2 and Q3. The cost cutting measures included a thorough analysis of the Company’s staffing policies and strategies, and an analysis of the Company’s geographic layout as well as its involvement in the label manufacturing business. Many of the new management team’s cost cutting measures were completed toward the end of the fourth quarter in 2017, with some taking place subsequent to year end. The Company expects that most of the beneficial results of these efforts will be noticed in 2018.

Salary and benefits – Salary, commissions and employee benefits for the year ended December 31, 2017 totaled $7,951,970, compared to $8,409,223 for the year ended December 31, 2016, a decrease of $457,253, or 5.4%. Included in salary and benefits is a stock based compensation expense of $750,745 for the year ended December 31, 2017 compared to $374,451 for the year ended December 31, 2016. The increase in stock compensation expense, which is a non-cash item, is a result of shares and options being granted to the executives and consultants added in 2017. The decrease in salary and benefits is attributable to results from the Company’s cost cutting platform rolled out in the 3rd, and more extensively in the 4th quarter of 2017. The decrease in salary expense is also in part due to the related decreases of sales commissions associated with decreased net revenues for 2017.

General and Administrative – General and administrative expenses were $1,861,847 for the year ended December 31, 2017, compared to $2,327,889 for the year ended December 31, 2016, a decrease of $466,042, or 20.2%. Included in the General and Administrative expenses are provisions for state income taxes in states in which the Company began operations during 2017 in the amount of $102,905. The Company believes it may not be able to take advantage of the NOL carryforward for taxes in those states. Also included are tax penalties incurred during the year in the amount of $42,151. General and Administrative expenses were the first area focused on for the Company’s improved cutting cost plan. The Company believes that these results are a promising foreshadowing of the improvements to be seen in many other areas within the Company.

Professional Fees – Professional fees for the year ended December 31, 2017 were $674,374 compared to $754,411 for the period year ended December 31, 2016, a decrease of $80,037, or 10.6%. The decrease was related to the high level of services required from the complexity of the divestiture of Quest Solution Canada in 2016. These decreases were partially offset by the addition of consultants hired by the Company to assist in refinancing efforts, key areas in operations needing reorganization, and in assisting management with Company and industry expertise and historical knowledge. The Company also required a one-time increase in professional fees resulting from the extinguishment of over $15 million in debt effective in the 4th quarter of 2017.

Stock based compensation expense – Stock based compensation expenses for the year ended December 31, 2017 were $750,745, compared to $374,450 for the year ended December 31, 2016, an increase of $376,295 or 100.5%. This increase in 2017 relates to the Company’s strategy of improving cash flow to fuel future growth and to quickly reduce the working capital deficit.

Other income and expenses

The Company incurred $1,555,350 in interest expense for the year ended December 31, 2017, compared to $4,531,263 for the year ended December 31, 2016, a decrease of $2,975,913 or 65.7%. The interest expense in 2017 is comprised of the interest on the credit facilities as well as the financing fees, interest on the notes, supplier financing and the debt discount on the promissory notes which are non-cash. This decrease is due to the current financing facility remaining throughout the year as opposed to prior year costs for $0.4 million related to the cancellation of the FGI line of credit, a $0.2 million decrease in financing fees related to the different credit facilities, an $0.3 million increase related to the increase in the Promissory note balances, $0.3 million increase related to the supplier financing and $1.4 million increase in the debt discount which is non cash.

Restructuring Expense - During the second quarter, the Company continued steps to streamline and simplify its operations in North America. The employees who separated from the Company as a result of these streamlining initiatives were offered severance. As a result, the Company has recorded a restructuring charge of $26,880 for the year ended December 31, 2017. The restructuring charges include severance pay and limited continuing medical coverage.

Foreign currency transactions

The Company recorded a gain on foreign currency of $129,589 in 2016 due to the weakening of the Canadian dollar in relation to the United States dollar. Due to the divestment of the Canada division, there were no foreign currency transactions conducted in 2017.

Provision for income taxes

During the year ended December 31, 2017, the Company had no income tax expense. Management’s analysis of the future utilization of the cumulative net operating loss carryforwards determined that it does not meet the more likely than not criteria regarding the utilization of the net operating losses prior to their expiration. Accordingly, the valuation allowance on the deferred tax asset is 100% during the year ended December 31, 2017. For the year ended December 31, 2016, the Company had a tax expense of $1,068,352.

Net loss from continuing operations

The Company realized net loss from continuing operations of $2,431,175 for the year ended December 31, 2017, compared to a net loss from continuing operations of $7,493,270 for the year ended December 31, 2016. The latter half of 2017 served as a successful period for the turnaround efforts of the Company’s new executive management team. With a strong focus on reducing professional fees, interest expenses, financing costs, and general and administrative overheads, it’s important to note that Quest Solution realized a $5,062,095, or 67.6% improvement in continuing operations as compared to 2016. This is considered by management to be a positive indicator of improved future performance considering the Company experienced over a 9% decrease in revenues due to difficulties in supply chain. The Company believes that Quest Solution is positioned to continue the improved performance in 2018.

Liquidity and capital resources

At December 31, 2017, the Company had cash in the amount of $709,244 of which $684,610 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $14,755,001, compared to cash in the amount of $954,700, of which $665,220 was restricted, and a working capital deficit of $15,323,313 for the year ended December 31, 2016. The Company had a stockholders’ deficit of $1,248,168 and $14,825,188 for the years ended December 31, 2017 and 2016, respectively. This significant decrease in our stockholders’ deficit was due to the decrease in related party debt that took place effective December 30th, 2017.

The Company’s accumulated deficit was $35,554,994 and $32,935,199 for the years ended December 31, 2017 and 2016, respectively.

The Company’s operations provided net cash of $7,490,304 and $5,652,679 for the years ended December 31, 2017 and 2016, respectively.

The Company’s cash used in investing activities was $(36,581) for the year ended December 31, 2017 compared to cash provided by investing activities of $584,908 for the year ended December 31, 2016.

The Company’s financing activities used $7,718,568 of cash during the year ended December 31, 2017, and $2,176,424 during the year ended December 31, 2016, an increase in usage of $5,542,144. During the year ended December 31, 2017, $6,205,817 was paid down on the Supplier Secured Promissory note, and $1,391,875 was paid down on the Company’s line of credit. Comparing to the year ended December 31, 2016, $3,083,784 was paid down on the Supplier Secured Promissory note. In addition, the Company received proceeds of $2,098,950 from the line of credit.

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on the Company’s operations in the future.

Contractual Obligations

The significant contractual obligations as of December 31, 2017 were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Subordinated Notes payable, related parties	$106,500	$1,278,000	$745,500	$1,199,400	$3,329,400
Notes payable, non-related parties	3,429,025	130,294	-	-	3,559,319
Accrued interest and accrued liabilities, related party	38,430	-	-	161,371	199,801
Total	$3,573,955	$1,408,294	$745,500	$1,360,771	$7,088,520

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

REVENUE RECOGNITION

The Company recognizes nearly all revenue through the sale of products and services, and records the sale when products are shipped or delivered, title and risk of loss pass to the customer, and collection is reasonably assured. The vast majority of deliverables are tangible products, with a smaller portion attributable to installation, service or maintenance. Nearly all revenue is recognized on a gross basis with the exception of revenue related to maintenance, which is recognized on a net basis and fully at the time of sale. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2017. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO and Principal Financial Officer have concluded that, as of December 31, 2017, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties, rarely seen complex US GAAP issues and SEC reporting issues, as well as other immaterial weaknesses in several areas of data management and documentation. The Company had to rely on the expertise and knowledge of external advisors in matters related to complex US GAAP issues.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented on a timely basis by the Company’s internal controls. The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by management.

To immediately address the material weaknesses identified in our evaluation, we engaged external advisors to apply additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with US GAAP. As a result, management believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with US GAAP.

Material Weakness Remediation Efforts

Management is committed to remediating each of the material weaknesses identified above. We are currently seeking to recruit more experienced US GAAP/financial reporting professionals to augment and upgrade our finance and accounting staff to address issues of accuracy, completeness, and timeliness in financial statement preparation and reporting. Until we have additional internal finance and accounting staff, we plan to work closely with external financial advisors to review and monitor our accounting procedures, perform internal audit procedures, and to prepare our consolidated financial statements and reports.

The Company has committed to hiring additional finance department staff during the year ending December 31, 2018 which will allow for a higher level of segregation and improve the Company’s overall compliance with COSO. The hiring of additional staff is dependent upon the Company obtaining sufficient cash flows from operations or financings.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name and Address	Age	Position(s)
Shai Lustgarten	47	CEO and Chairman
Benjamin Kemper	39	CFO
Andrew J. MacMillan	69	Director
Neev Nissenson	38	Director
Yaron Shalem	45	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shai S. Lustgarten, was appointed the Company’s CEO in April 2017. Mr. Lustgarten had been the Chief Executive Officer of Teamtronics, Inc. beginning June 2016. Teamtronics manufactures rugged computers and electronic equipment mainly used in the Gas and oil industry. From 2014 to 2017, Mr. Lustgarten was the Chief Executive Officer at Micronet Limited Inc., a developer and manufacturer of mobile computing platforms for integration into fleet management and mobile workforce solutions listed on the Tel Aviv Stock Exchange. From 2013 to 2014, Mr. Lustgarten served as EVP Business Development and Head of the Aerospace and defense Division of Micronet EnertecTechnologies, a technology company listed on the NASDAQ Capital Market. From 2009 to 2013 Mr. Lustgarten was VP of Sales, Marketing and CMO of TAT Technologies, a world leading supplier of electronic systems to the commercial and defense markets, from. His prior experience also includes serving as CEO of T.C.E. Aviation Ltd. in Belgium and serving a from 1993 to 1997 as the assistant to the Military Attaché at the Embassy of Israel in Washington, DC from. He received his Bachelor of Science degree in Business Management & Computer Science from the University of Maryland.

Benjamin M. Kemper became the Company’s CFO in August 2017. Mr. Kemper has been the Chief Financial Officer of Teamtronics Inc. since September 2016. Teamtronics manufactures rugged computers and electronic equipment mainly used in the Gas and oil industry. Prior to joining Teamtronics, Mr. Kemper was the Director of Finance of Beijer Electronics, and Director of Finance for Micronet Inc. from 2013-2016. Beijer mobile business was acquired by Micronet Inc. in 2014. Micronet, a division of a publicly traded entity on NASDAQ and TASE, designs and manufactures rugged computers and tablets for fleet management and mobile workforce needs. As such, Mr. Kemper was responsible for coordinating consolidated reporting procedures and for assuring accuracy under US GAAP. Mr. Kemper also led and directed financial aspects of certain M&A projects. From March 2012 to July 2013, Mr. Kemper was the District Financial Director for Flint Energy Services Inc. where he was responsible for cost analysis, financial reporting, forecasting and bidding and budgeting for projects, as well as other financial responsibilities.

Andrew J. MacMillan became a director of the Company in April 2018. He is a corporate communications professional with 20 years of corporate communications experience in the global securities industry, plus 18 years of direct investment banking and related experience. He was a director of NTS, Inc. since December 20, 2012 and since December 27, 2012 served as the Chairman of its Nominating and Corporate Governance Committee until NTS’ sale to a private equity firm in June 2014. Since 2010, Mr. MacMillan has served as an independent management consultant providing marketing and communications advisory to clients. Prior to that from 2007 until 2010, Mr. MacMillan served as Director, Global Communications & Marketing of AXA Rosenberg, a leading equity asset management firm. Prior to that, Mr. MacMillan served in a variety of corporate communication roles including Senior Vice President of Corporate Communications & Government Affairs at Ameriprise Financial, Head of Corporate Communications (Americas) at Barclays Capital, Senior Vice President of Corporate Communications of The Nasdaq Stock Market and Director of Corporate Communications at Credit Suisse First Boston. Mr. MacMillan previously served as an investment banker, acquisition officer, and consultant directly involved with capital raising, acquisitions, and financial feasibility studies. Mr. MacMillan holds a BS in Industrial Engineering from the University of Iowa and a Masters in Business Administration from Harvard.

Neev Nissenson became a director of the Company in April 2018. He is an experienced entrepreneur and financial officer. In 2015, Mr. Nissenson founded Hotwine, Inc., a California based wine startup company, and has been serving as its Chief Executive Officer since then. Since August 2016, Mr. Nissenson has been serving as the Chief Financial Officer of Hypnocore, Ltd., an Israeli based startup company that develops mobile applications for sleep monitoring and therapy. During 2011 to 2015, Mr. Nissenson was the Chief Financial Officer of GMW, Inc., a high-end wine retailer from Napa, California. Before that, Mr. Nissenson served as the Vice President from 2006 to 2011 and the Chief Financial Officer from 2009 to 2011 at Phoenix International Ventures, Inc., an aerospace defense company. Mr. Nissenson was also a member of the Municipal Committee for Business from 2004 to 2007 and a member of Municipal Committee for Street Naming from 2005 to 2007 in the City of Herzliya, Israel. He is also an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. Mr. Nissenson graduated from Tel Aviv University in 2005 with a B.A. majoring in General History and Political Science. In 2007, he graduated from the Hebrew University with an Executive Master’s degree in Business Administration specializing in Integrative Management.

Yaron Shalem became a director of the Company in April 2018. He has extensive experience in financial and business management. Mr. Shalem has served as the Chief Financial Officer at Singulariteam VC since April 2014. He also worked as the Chief Financial Officer at Mobli Media Inc. from January 2014 to December 2016. Mr. Shalem’s experience also includes serving as the Chief Financial Officer of TAT Technologies Ltd., a NASDAQ listing company, from April 2008 to December 2013. Mr. Shalem is a CPA in Israel. He received his B.A. in Economy & Accounting from Tel Aviv University in 1999 and an MBA degree from Bar-Ilan University 2004.

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2017 and 2016 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards(2)	All Other Compensation	Total

Shai Lustgarten(1)	2017	193,346			241,037		434,383

Benjamin Kemper (2)	2017	40,500	20,000		71,185		131,685

Gilles Gaudreault (3)	2016	128,087	-	-	-	-	128,087
Chief Executive Officer (Principal Executive Officer through September 30, 2016)

Joey Trombino(4)	2016	57,156	5,000	48,498		27,750	138,404
Chief Financial Officer	2017	87,850		8,400		52,030	148,280

Scot Ross(5)	2016	103,846	-	-	-	170,192	274,038
Chief Financial Officer	2017	235,835				92,408	328,243

Jason Griffith						108,000	108,000
Executive Vice President of Corporate Development & Investor Relations

George Zicman	2016	260,919	100,000	-	-	-	360,919
	2017	335,830					335,830
Thomas O. Miller	2016	160,000	-	-	-	-	160,000
President and Chairman of the Board (Principal Executive Officer from May 1, 2015 through April 1, 2017)	2017	43,076			18,994		62,070

(1)	Mr. Lustgarten began his employment as the Company’s CEO on April 1, 2017.

(2)	Mr. Kemper began his employment as the Company’s CFO on August 21, 2017.

(3)	Effective September 30, 2016, Mr. Gaudreault resigned from the Company as part of the divestiture of Quest Solution Canada Inc.

(4)	Mr. Trombino began his employment with the Company on May 2, 2016. Mr. Trombino resigned on August 21, 2017.

(5)	On July 31, 2016 Mr. Ross and the Company entered into a Separation Agreement whereby his employment contract was terminated. The Separation Agreement included a severance of $165,000 which is payable over 22 equal bi-weekly installments. The total severance and the amounts relating to his car allowance are included in the column entitled “All Other Compensation”.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
William Austin Lewis, IV(1)	48,000	9,600	-	-	-	-	57,600
Neev Nissenson	9,000		40,596				49,596
Andrew MacMillan	9,000		40,596				49,596
Yaron Shalem	9,000		40,596				49,596

1 - Mr. Lewis became a member of the Board in July 2015 and resigned on April 18, 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each of the employment agreements for our named executive officers generally provides that in the event of termination of such executive’s employment for any reason, or if the executive resigns, the Company is required pay certain separation benefits, including (i) unpaid annual salary earned through the termination date; (ii) unused vacation; (iii) accrued and unpaid expenses; and (iv) other vested and accrued benefits to which he is entitled under the Company’s employee benefit plan. In the event the executive voluntarily resigns for “good reason” (as defined in each executive’s respective Employment Agreement) or the Company terminates their employment for any reason other than for cause (as defined in each executive’s respective Employment Agreement), the Company will be required to pay certain termination benefits, including (i) a lump sum payment equal to the greater of (A) unpaid annual salary through the end of the Initial Term or Renewal Term (as those terms are defined in each executive’s respective Employment Agreement) or (B) two years of annual salary and (ii) COBRA reimbursement.

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of four members, Shai Lustgarten, Andrew J. MacMillan, Neev Nissenson and Yaron Shalem. Mr. Lustgarten also serves as our Chief Executive Officer. William Austin Lewis resigned from the Board in April 2017. Thomas O. Miller resigned from the Board in July 2017.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Andrew J. MacMillan, Neev Nissenson and Yaron Shalem qualify as “independent directors” pursuant to such rules.

Meetings

Our Board of Directors met three times during 2017. Each member of our Board of Directors attended 100% of the total number of meetings of our Board and its committees on which he served during 2017.

Board Committees

We have three standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee. The members of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee are deemed to be “independent” pursuant to the Nasdaq listing standards and applicable SEC rules. We believe that all members of our Board of Directors have been and remain qualified to serve on the committees of our Board and have the experience and knowledge to perform the duties required of the committees.

Audit Committee

The Audit Committee consists of Yaron Shalem and Neev Nissenson, whereby Mr. Shalem is the Chairman. Our Board has determined that Mr. Shalem qualifies as an “audit committee financial expert,” as defined under the rules of the SEC.

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board and report the results of their activities to the Board. The Audit Committee’s responsibilities include providing assistance to the Board in fulfilling the Board’s oversight responsibility relating to:

●	the integrity of the Company’s financial statements and the related public reports,

●	disclosures and regulatory filings in which they appear;

●	the systems of internal control over financial reporting, operations, and legal/regulatory compliance;

●	the performance, qualifications and independence of the Company’s independent accountants;

●	the performance, qualifications and independence of the Company’s internal audit function, and

●	compliance with the Company’s ethics policies and applicable legal and regulatory requirements.

Our Audit Committee charter is available on the “About” subpage of our website (www.questsolution.com) under the link “Corporate Governance”.

Compensation Committee

The Compensation Committee consists of Andrew J. MacMillan, Shai Lustgarten and Yaron Shalem. Mr. MacMillan is the Chairman.

The Compensation Committee’s responsibilities include, among others:

●	approve annually the corporate goals and objectives applicable to the compensation of the Chief Executive Officer and/or President, evaluate at least annually the Chief Executive Officer’s and/or President’s performance in light of those goals and objectives, and determine and approve the Chief Executive Officer’s and/or President’s compensation level based on this evaluation;

●	review matters relating to executive succession and management development;

●	formulate, evaluate, and approve compensation for the Company’s officers;

●	formulate, evaluate, and approve cash incentives and deferred compensation plans for executives;

●	formulate, approve, and administer and, when appropriate, recommend to the Board for approval, incentive compensation plans and equity-based plans; and

●	approve employment contracts, severance agreements, change in control provisions, and other compensatory arrangements with Company executives.

The Compensation Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities.

Our Compensation Committee charter is available on the “About” subpage of our website (www.questsolution.com) under the link “Corporate Governance”.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee consists of Andrew J. MacMillan, Yaron Shalem and Shai S. Lustgarten, whereby Shai Lustgarten is the Chairman.

The Corporate Governance/Nominating Committee’s responsibilities include, among others:

●	develop and oversee the Company’s corporate governance practices and procedures, including identifying best practices and reviewing and recommending to the Board for approval any changes to the documents, policies and procedures in the Company’s corporate governance framework;

●	establish procedures for the director nomination and to determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director;

●	identify and screen individuals qualified to become members of the Board, consistent with the above criteria, considering any director candidates recommended by the Company’s stockholders;

●	oversee a process for an annual evaluation of the Company’s Chief Executive Officer and/or President; and

●	develop and oversee a process for an annual evaluation of the Board and its committees, including a formal assessment of each individual director.

Our Corporate Governance/Nominating Committee charter is available on the “About” subpage of our website (www.questsolution.com) under the link “Corporate Governance”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 7, 2018: (i) by each of our directors; (ii) by each of our executive officers; (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of May 7, 2018, there were 39,673,631 shares of our common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO) (1)	5,921,000	14.92%
Benjamin Kemper (2)	1,000,000	2.52%
Andrew MacMillan (3)	900,000	2.26%
Yaron Shalem (3)	900,000	2.26%
Neev Nissenson (3)	900,000	2.26%
Jason Griffith (4)	10,047,367	25.33%
David Marin (5)	6,294,500	15.86%
All Executive Officers and Directors as a group (5 individuals)	9,621,000	24.25%

(1)	Include 4,281,000 shares issuable upon the exercise of options.
(2)	Includes 500,000 shares issuable upon the exercise of options.
(3)	Represents shares issuable upon exercise of options.
(4)	Includes 9,433,669 shares issuable upon conversion of Preferred Stock and Convertible promissory notes.
(5)	Includes 5,939,750 shares issuable upon the conversion of Preferred Stock and the exercise of Warrants.

Messrs. Griffith and Marin have entered into voting proxy agreements whereby they have granted Shai Lustgarten the power to vote their shares of voting capital stock. In addition Kurt Thomet and George Zicman have entered into similar agreements giving Mr. Lustgarten the right to vote their shares of voting capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2016

On June 17, 2016, the Company entered into a Promissory Note Conversion Agreement with Thomas O Miller whereby $202,530 note payable comprising of capital and interest was converted into 202,530 shares of Series C Preferred Stock.

On June 17, 2016, the Company entered into a Promissory Note Conversion Agreement with George Zicman whereby $684,000 of the promissory note was converted into 684,000 shares of Series C Preferred Stock. In addition, the Company entered into a Stock Redemption Agreement with George Zicman whereby it redeemed 1,000,000 restricted common stock in exchange for 357,000 shares of Series C preferred stock.

On June 17, 2016, the Company entered into Promissory Note Conversion Agreement with Viascan Group Inc. whereby entire balance due at date which amounted to $1,049,250 comprising of capital and interest was converted into 1,049,250 shares of Series C Preferred Stock. Effective September 30, 2016, the entire balance of the 1,049,250 shares of Series C Preferred Stock were redeemed by the Company as part of the divestiture of Quest Solution Canada Inc.

On June 17, 2016, the Company entered into Promissory Note Conversion Agreement with Jason F. Griffith whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock.

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

In December 2016, the Company issued 708,000 common shares to Joey Trombino, the Chief Financial Officer as a signing bonus and performance bonus, respectively, under his Employment Agreement. The shares were valued at $48,498.

The Company leased a building from the former owner of BCS for $9,000 per month, which is believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, Footnote 10 of our Annual Report on Form 10-K for the year ended December 31, 2017. The lease was terminated effective April 18, 2018.

2017

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

On September 8, 2017, Quest Solution, Inc.(the “Company”) approved the Company entering into a consulting agreement (the “Consulting Agreement”) with YES IF (the “Consultant”), an entity controlled by Jason Griffith, the Company’s former Chief Executive Officer and a principal stockholder. The Consultant shall provide the Company and its controlled entities with certain business development, managerial, measures to improve efficiency and cost savings and financial services in accordance with the terms and conditions of the Consulting Agreement. In exchange for its consulting services, the Consultant will receive a monthly fee of $10,000 for the months of September through December 2017, $15,000 per month for the months of January through June 2018 and $20,000 per month for the months of July 2018 through August 2019. As the former CEO of the Company, the Company believes that the Consultant will be extremely beneficial to the Company in connection with its recently announced business restructuring efforts.

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

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $1,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins have agreed to release their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share. The effective date of the agreement is December 30, 2017.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,064.69 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay or accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety. The effective date of the agreement is December 30, 2017.

On February 28, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136.40 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

On February 28, 2018, the Company entered into a settlement agreement with Goerge Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

On February 26, 2018, the Company entered into a lease termination agreement with David and Kathy Marin whereby it cancelled the lease for the premises located at 12272 Monarch St., Garden Grove, California effective as of April 20, 2018.

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote significant attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board is directly responsible for the appointment, compensation, and oversight of our independent auditor. It is the policy of our Board to pre-approve all audit and non-audit services provided by our independent registered public accountants. Our Board has considered whether the provision by RBSM, LLP of services of the varieties described below is compatible with maintaining the independence of RBSM, LLP. Our Board believes the RBSM, LLP only provided audit services. We use another firm to provide tax compliance.

The table below sets forth the aggregate fees we paid to RBSM, LLP for audit and non-audit services provided to us in 2017 and 2016.

	Fiscal Year Ended
	December 31,
	2017	2016
Audit fees	$139,000	$102,757
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Totals	$139,000	$102,757

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

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

Date: May 7, 2018

QUEST SOLUTION, INC.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Director, Chairman of the Board	May 7, 2018
Shai Lustgarten

/s/ Yaron Shalem, IV	Director	May 7, 2018
Yaron Shalem, IV

QUEST SOLUTION, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Quest Solution, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Solution, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM, LLP

RBSM, LLP

We have served as the Company’s auditor since 2015

Larkspur, CA

May 7, 2018

QUEST SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2017	2016
ASSETS
Current assets
Cash	$24,634	$289,480
Cash, restricted	684,610	665,220
Accounts receivable, net	6,387,734	10,589,677
Inventory	439,720	531,593
Prepaid expenses	476,840	272,926
Other current assets	126,187	772,966
Total current assets	8,139,725	13,121,862

Fixed assets, net of accumulated depreciation of $3,285,245 and $3,224,022, respectively	92,803	136,835
Goodwill	10,114,164	10,114,164
Trade name	2,359,481	2,936,481
Customer relationships	5,310,938	6,435,652
Other assets	39,512	47,563
Total assets	$26,056,623	$32,792,557

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$13,239,810	$10,566,066
Accrued interest and accrued liabilities, related party	38,430	-
Line of credit	3,667,417	5,059,292
Advances, related party	-	100,000
Accrued payroll and sales tax	1,531,233	1,829,934
Deferred revenue, net	761,194	879,026
Current portion of note payable	3,429,025	9,782,925
Notes payable, related parties	106,500	-
Other current liabilities	121,117	227,932
Total current liabilities	22,894,726	28,445,175

Long term liabilities
Note payable, related party,	3,222,900	17,515,345
Accrued interest and accrued liabilities, related party	165,014	629,238
Long term portion of note payable	130,294	130,294
Deferred revenue, net	452,024	565,423
Other long term liabilities	439,833	332,270
Total liabilities	27,304,791	47,617,745

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares and 0 share issued and outstanding as of December 31, 2017 and 2016, respectively.	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 and 3,143,530 shares issued and outstanding as of December 31, 2017 and 2016, respectively, liquidation preference of $1 per share and a cumulative dividend of $0.06 per share.	4,829	3,144
Common stock; $0.001 par value; 100,000,000 shares authorized; 36,828,371 and 35,095,763 shares issued and outstanding of December 31, 2017 and 2016 respectively.	36,828	35,095
Common stock to be repurchased by the Company	(230,490)	(230,490)
Warrants paid-in capital	120,000	-
Additional paid-in capital	34,375,659	18,302,262
Accumulated (deficit)	(35,554,994)	(32,935,199)
Total stockholders’ deficit	(1,248,168)	(14,825,188)
Total liabilities and stockholders’ equity deficit	$26,056,623	$32,792,557

The accompanying notes are integral to these consolidated financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2017	2016
Revenues
Total Revenues	$54,458,845	$60,047,124

Cost of goods sold
Cost of goods sold	43,089,210	47,952,579
Total cost of goods sold	43,089,210	47,952,579

Gross profit	11,369,635	12,094,545

Operating expenses
General and administrative	1,858,847	2,327,889
Salary and employee benefits	7,951,970	8,409,223
Depreciation and amortization	1,762,937	1,792,326
Professional fees	674,374	754,411
Total operating expenses	12,248,128	13,283,849

Loss from operations	(878,493)	(1,189,304)

Other income (expenses):
Write-off of other assets	(10)	(450,000)
Gain on extinguishment of other liabilities	-	150,000
Interest expense	(1,555,350)	(4,531,263)
Restructuring expense	(26,880)	(544,941)
Gain on foreign currency	-	129,589
Other (expenses) income	29,558	11,001
Total other expense	(1,552,682)	(5,235,614)

Net Loss Before Income Taxes	(2,431,175)	(6,424,918)

Provision for Income Taxes
Current	-	(1,068,352)
Total Benefit for Income Taxes	-	(1,068,352)

Net loss from continuing operations	$(2,431,175)	$(7,493,270)

Net loss from discontinued operations	-	(6,851,875)

Net Loss attributable to Quest Solution Inc.	$(2,431,175)	$(14,345,145)
Less: Preferred stock – Series C dividend	(289,695)	(101,075)

Net loss attributable to the common stockholders	$(2,141,480)	$(14,244,070)

Net loss per share - basic	$(0.06)	$(0.40)
Net loss per share - diluted	$(0.06)	$(0.40)

Net loss per share from continuing operations - basic	$(0.06)	$(0.21)
Net loss per share from continuing operations - diluted	$(0.06)	$(0.21)

Net loss per share from discontinued operations - basic	$-	$(0.19)
Net loss per share from discontinued operations - diluted	$-	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	35,814,751	35,947,523

The accompanying notes are integral to these consolidated financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series C				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Equity (deficit)

Balance, December 31, 2015	-	$-	36,871,478	$36,871	$17,948,997	$-	$(18,457,236)	$(471,368)

Board issuances	-	-	150,000	150	28,650	-	-	28,800
Options earned	-	-	-	-	73,128	-	-	73,128
Stock Issuances for cash	-	-	238,785	239	19,819	-	-	20,058
Stock Issuances for services	-	-	878,000	878	63,869	-	-	64,747
Conversion of Debt to Preferred	4,525,560	4,526	-	-	4,350,034	-	-	4,354,560
Conversion of Common to Preferred	457,000	457	(1,042,500)	(1,043)	-	-	-	(586)
Stock Issuance Costs	-	-	-	-	(65,448)	-	-	(65,448)
Share redemption	-	-	(1,650,000)	(1,650)	(747,707)	-	-	(749,357)
Share redemption for note payable	-	-	(350,000)	(350)	(59,150)	-	-	(59,500)
Debt Forgiveness	-	-	-	-	575,000	-	-	575,000
Shares to be repurchased	-	-	-	-	-	(230,490)	-	(230,490)
Dividend on Class C Shares	-	-	-	-	84,260	-	(132,818)	(48,558)
Divestiture of Quest Solution Canada Inc.	(1,839,030)	(1,839)	-	-	(3,969,190)	-	-	(3,971,029)
Net loss from continuing operations	-	-	-	-	-	-	(7,493,270)	(7,493,270)

Net (loss) income continuing ops	-	-	-	-	-	-	(6,851,875)	(6,851,875)

Balance, December 31, 2016	3,143,530	$3,144	35,095,763	$35,095	$18,302,262	$(230,490)	$(32,935,199)	$(14,825,188)

Board Issuances	-	-	87,500	88	8,093	-	-	8,181
Dividend on Class C Shares	-	-	-	-	-	-	(188,620)	(188,620)
ESPP Stock Issuance	-	-	335,108	335	26,871	-	-	27,206
Stock-based compensation – options and warrants	-	-	-	-	686,164	-	-	686,164
Stock Based Compensation	-	-	710,000	710	55,690	-	-	56,400
Debt Settlements	1,685,000	1,685	600,000	600	15,416,579	-	-	15,418,864
Net (loss) income	-	-	-	-	-	-	(2,431,175)	(2,431,175)

Balance, December 31, 2017	4,828,530	$4,829	36,828,371	$36,828	$34,495,659	$(230,490)	$(35,554,994)	$(1,248,168)

The accompanying notes are integral to these consolidated financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ending
	December 31,
	2017	2016
Cash flows from continuing operating activities:
Net loss	$(2,431,175)	$(7,493,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring expenses	26,880	544,941
Stock based compensation	750,745	374,451
Debt discount accretion	-	2,135,298
Depreciation and amortization	1,762,937	1,792,326
Write-off of other assets	117,526	450,000
Gain on extinguishment of other liabilities	-	(150,000)
Deferred income taxes (recovery)	-	769,633
Unrealized foreign exchange loss	-	42,875
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	4,201,943	(2,686,339)
(Increase) / decrease in prepaid	(203,914)	68,421
(Increase) in inventory	(25,653)	(60,114)
Increase in accounts payable and accrued liabilities	2,673,744	8,881,651
Increase in accrued interest and accrued liabilities, related party	707,125	574,379
Increase / (decrease) in deferred revenue, net	(231,231)	225,258
Increase / (decrease) in accrued payroll and sales taxes payable	(325,581)	47,122
(Increase) / decrease in other assets	654,830	151,020
(Decrease) in other liabilities	(187,872)	(14,973)
Net cash provided by operating activities	7,490,304	5,652,679

Cash flows from investing activities:
Cash from divestiture of Quest Solution Canada Inc.	-	576,592
(Increase) / decrease in restricted cash	(19,390)	25,630
Purchase of property and equipment	(17,191)	(17,314)
Net cash (used in) provided by investing activities	(36,581)	584,908

Cash flows from financing activities:
Proceeds from shares sold	27,206	20,058
Share issuance expenses	-	(65,448)
Increase in notes funding	-	130,238
Proceeds (payments) from line of credit	(1,391,875)	2,098,950
Redemption of shares	-	(750,000)
Payment of notes/loans payable	(6,353,900)	(3,610,222)
Net cash used in financing activities	(7,718,568)	(2,176,424)

Cash used in discontinued operations	-	(4,595,074)

Net (decrease) in cash	(264,846)	(533,911)
Cash, beginning of year	289,480	823,391

Cash, end of year	$24,634	$289,480

Cash paid for interest	$692,358	$1,029,414
Cash paid for taxes	$(19,848)	$399,037
Supplementary for non-cash flow information:
Stock issued for services	$750,745	$64,747
Conversion of common to preferred	$-	$357,000
Share redemption for note payable	$-	$59,500
Shares to be repurchased	$(230,490)	$(230,490)
Equity Issued for advance, related party	$100,000	$-
Conversion of debt and accrued interest to equity, related parties	$15,418,864	$4,354,560

The accompanying notes are integral to these consolidated financial statements.

QUEST SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017 and 2016

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

History

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2017, the Company had a working capital deficit of $14,755,001 and an accumulated deficit of $35,554,994. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the company’s improving cash flow and cost reduction successes.

The matters that resulted in 2016, having substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017. See “Business – Recent Events”. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Quest include the combined accounts of Quest Marketing, BCS, and Quest Exchange Ltd. Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the operations of Quest Solution Canada Inc. have been classified as a discontinued operations. The 2017 financials do not include any information concerning the divestment of Quest Solution Canada Inc., as this divestment occurred prior to 2017 and is not included in the year end consolidated financials for 2017. The Companies currently operate as a single business unit. All material intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2017 and 2016.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $684,610 at December 31, 2017 ($665,220 at December 31, 2016). This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $12,501 and $17,701 for the years ended December 31, 2017 and 2016, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for the years ended December 31, 2017 and 2016 was $61,223 and $90,626, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During 2017 and 2016, the Company spent $188,077 and $337,275, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal years ending December 31, 2017 and 2016.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during each of the fiscal years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company does not have any contingent liabilities.

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

NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2017 and 2016 were 35,814,751 and 35,947,523, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2017	2016
Options to purchase common stock	9,625,000	2,644,000
Convertible preferred stock	4,828,530	3,143,530
Convertible debentures	-	2,042,076
Warrants to purchase common stock	5,905,000	1,405,000
Common stock subject to repurchase	(507,079)	(507,079)
Potential shares excluded from diluted net loss per share	19,851,451	8,727,527

Goodwill and intangible assets

As a result of acquisitions, the Company recorded goodwill and identifiable intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested annually at December 31 for impairment. The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. No impairment charges have been recorded as a result of the Company’s annual impairment assessments. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

None of the goodwill is deductible for income tax purposes.

Intangibles

Intangible assets with finite useful lives consist of Trademark and customer lists and are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for 2017.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. The Company adopted ASU 2015-17 as of January 31, 2017 on a prospective basis. The statement of financial position as of January 31, 2017 reflects the classification of deferred tax assets and liabilities as noncurrent.

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

In January 2017, the FASB issued ASU No. 2017-04, which eliminates Step 2 from the goodwill impairment test. The goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. The amendments should be applied on a prospective basis. For public business entities that are SEC filer with the Securities and Exchange Commission, or the SEC, the amendments are effective for annual or any interim impairment tests in reporting periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In May 2017, the FASB issued (ASU) No. 2017-09, which clarifies when an entity should account for a change to the terms or conditions of a share-based payment award as a modification. Under the ASU, modification accounting is required if the fair value, vesting conditions or classification of the award changes because of the change in terms or conditions. The amendments in this update will be applied prospectively to an award modified on or after the effective date. The amendments are effective for reporting periods (interim and annual) beginning after December 15, 2017.

In July 2017, the FASB issued Accounting Standards Update, or ASU, No. 2017-11. The amendments in part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded derivatives) with down round features. When determining the classification of an instrument as a liability or as equity, entities will be required to disregard down round features upon the assessment of whether the instrument is indexed to the entity’s own stock. Entities that provide earnings per share, or EPS, data will adjust their basic EPS calculation for the effect of the feature when it is triggered (i.e. upon the occurrence of an event that results in the reduction of the strike price of the related equity-linked financial instrument), and will recognize the effect of the feature within equity. Part II of this guidance replaces the indefinite deferral of certain provisions of ASC Topic 480, distinguishing liabilities from equity, mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of non-public entities with a scope exception.

The amendments in part I of the ASU should be applied either retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective or retrospectively for each prior reporting period presented. These amendments are effective for reporting periods (interim and annual) beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard is effective for us beginning January 1, 2018. We are implementing the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. After an analysis on the new standard we have determined that there will be no material effect on the way Quest Solution recognizes revenue with one exception, our Service and Maintenance contract sales. The sales of extended sales and service maintenance contracts is not a material component of our total revenue, however under the guidance in ASC 606 the revenue recognition will be accelerated as there is no material future performance obligation.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended December 31, 2017, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

The Company has evaluated other recent pronouncements and believes that none of them will have a material effect on the company’s financial statements.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act are effective September 27, 2017, others are effective or identified as of December 31, 2017 and others are effective after January 1, 2018.

Given the timing of enactment of the Tax Act and the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period should not extend beyond one year from the Tax Act enactment date and is deemed to have ended when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the registrant is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Accounting for Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740, Accounting for Income Taxes, based on the tax law in effect prior to enactment of the Tax Act.

Amounts recorded where accounting is complete for the year ended January 1, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21 percent. The Company revalued its ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change resulted in no net tax expense/benefit but did cause a reduction to our U.S. federal deferred tax asset fully offset by a reduction of our valuation allowance.

Effects of tax law changes where a reasonable estimate of the accounting effects cannot yet been made include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries earned post 1986. The Company has performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. The Company will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

NOTE 4 – CONCENTRATIONS

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2017 and 2016, the Company’s uninsured cash balance, each totaled $0.

For the years ended December 31, 2017 and 2016, one customer accounted for 15.7% and 17.3%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2017 and 2016 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 15.5% and 33.1% of the balance for 2017 and 2016, which represented greater than 10% of accounts receivable at December 31, 2017 and 2016, respectively.

Accounts payable are made up of payable due to vendors in the ordinary course of business at December 31, 2017 and 2016. One vendor made up 71.8% and 76.8% of the balance, which represented greater than 10% of accounts payable at December 31, 2017 and 2016, respectively.

NOTE 5 – DIVESTITURE OF QUEST SOLUTION CANADA INC.

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

The consideration received was $1.0 million in cash of which $576,592 was received at closing and the was settled in June, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

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

	For the year
	ending December 31,
	2017	2016

Net cash used by operating activities	$-	$(1,743,606)

Net cash provided in investing activities	-	16,097

Net cash (used) provided in financing activities	-	(2,867,565)

Net Cash Outflow from discontinued operations	$-	$(4,595,074)

NOTE 6 – ACCOUNTS RECEIVABLE

At December 31, 2017 and 2016, accounts receivable consisted of the following:

	2017	2016
Trade Accounts Receivable	$6,400,235	$10,607,378
Less Allowance for doubtful accounts	(12,501)	(17,701)
Total Accounts Receivable (net)	$6,387,734	$10,589,677

NOTE 7 – INVENTORY

At December 31, 2017 and 2016, inventories consisted of the following:

	2017	2016
Equipment and Clearing Service	$329,003	$375,863
Raw Materials	31,697	119,922
Finished goods	79,020	35,808
Total inventories	$439,720	$531,593

NOTE 8 – INTANGIBLE ASSETS

The Company’s goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2017 and 2016 was $1,701,714 and $1,701,700, respectively.

	2017	2016
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(5,909,581)	(4,207,867)
Intangibles, net	$17,784,583	$19,486,297

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ending December 31,
2018	1,679,599
2019	1,471,714
2020	1,471,714
2021	1,405,791
2022	786,000
Thereafter	855,600
Total	$7,670,418

Goodwill is not amortized but is evaluated for impairment annually or when indicators of a potential impairment are present. The impairment testing of goodwill is performed separately from our impairment testing of intangibles. The annual evaluation for impairment of goodwill and intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. None of the goodwill is deductible for income tax purposes.

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2017 and 2016.

NOTE 9 – INTELLECTUAL PROPERTY

On August 27, 2015, the Company entered into a Settlement Agreement with Kurt Thomet. Under the terms of the Settlement Agreement, the Company was required to pay Thomet $7,036,000 as full satisfaction for two (2) promissory notes held by Thomet by September 30, 2015. Included in this agreement (and deducted from the $7.036 million settlement) was the assignment of license rights to Thomet with an assigned value of $1.15 million. The licenses were previously acquired for $450,000 from Rampart Systems. Thomet shall pay Quest Solution a royalty fee of 3.5% of revenue related to the “gun-barrel,” “rebar inspection,” and “air frame” licenses for a five (5) year period, beginning on the effective date of the Assignment Agreement (as defined in the Settlement Agreement). The parties agreed to exclude the existing mining distribution license from the royalties to be paid to the Company by Thomet. On October 19, 2015, Quest Solution and Thomet entered into that First Amendment to the Omnibus Settlement Agreement, which modified the payment schedule under the Settlement Agreement.

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

As of December 31, 2017, all debts and accrued interest related to Kurt Thomet were settled. As part of that settlement, Thomet is owed a total of $750,000 to be paid evenly over a five year period beginning in October 2018. See Note 16.

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

The Company has a commercial real estate operating lease with the former owner of BCS for the company’s BCS office and warehouse location in Garden Grove, CA. Total rent expense at this location was $108,000 for the year ending December 31, 2017 and 2016. The Company rent is at the rate of $2,372 per month through January 31, 2019, then increasing to $2,466.54 per month to January 31, 2020. The rent from February 1, 2020 until February 28th 2021 is $2,565.20. The lease expires on February 28, 2021. This location houses satellite sales and technical support office.

The Company opened an executive suite in Salt Lake City, Utah in August 2017. This office houses the offices for the Company’s CEO and CFO. Rent on this location was waived by the landlord until January 1st 2018, when the office space expanded to house a portion of the Company’s accounting and administrative staff. The Company rent per month at this location is $3,000 per month.

Total rent expense paid was $170,765 and $206,198 for the years ending December 31, 2017 and 2016, respectively.

The following is a schedule of future minimum facility lease payments required under the related party operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2017.

SUMMARY OF OPERATING LEASE COMMITMENTS

The future minimum operating lease payments are as follows:

Years ending December 31,
2018	148,421
2019	72,246
2020	65,504
Thereafter	5,130
Total	$293,301

NOTE 11 – OTHER LIABILITIES

At December 31, 2017 and 2016, other liabilities consisted of the following:

	2017	2016
Unearned Incentive from credit Cards	$77,307	$123,105
Key Man life Insurance liability	150,146	208,091
Dividend payable	289,687	101,075
Others	43,810	127,931
	560,951	560,202
Less Current Portion	(121,117)	(227,932)
Total long term other liabilities	$439,833	$332,270

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

At December 31, 2017, the balance of amount of premium financed note for the remaining policy is $1,481,850 and the cash value of the policy as of this date is $1,395,468, with a net negative cash value of the policies of $18.20.

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

NOTE 12 – PROFIT SHARING PLAN

The Company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). Starting in 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, the Company is required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the year ending December 31, 2017, the Company elected to forgo the match for 2017. For the year ending December 31, 2016, the Company match was $48,571 and was paid from the Accrued payroll and sales tax account in the balance sheet.

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

	2017	2016
Deferred Revenue	$7,753,906	$8,721,725
Less Deferred Costs & Expenses	(6,540,688)	(7,277,275)
Net Deferred Revenue	1,213,218	1,444,450
Less Current Portion	(761,194)	(879,026)
Total Long Term net Deferred Revenue	$452,024	$565,424

Expected future amortization of net deferred revenue, are as follows;
2018	$452,024
2019	-
2020	-
2021	-
Total	$452,024

NOTE 14 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business.

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 10% of the face amount of each account purchased under the FASA. The balance at December 31, 2017 is $3,667,417 which includes accrued interest.

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

NOTE 15 - NOTES PAYABLE

Notes payable at December 31, 2017 consists of the following:

	2017	2016
Supplier Secured Note Payable	$3,208,534	$9,414,352
Insurance Notes	-	19,502
All Other	350,785	479,365
Total	3,559,319	9,913,219
Less current portion	(3,429,025)	(9,782,925)
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable are as follows;

2018	$3,429,025
2019	130,294
Total	$3,559,319

The Company finances its Property and Casualty as well as its Directors and Officers Liability Insurance with First Insurance Funding. The Insurance period is for 12 months and the premium is financed over 9 months. The Property and Casualty Insurance is paid in equal monthly installments of $3,940 at 3.25% interest. The outstanding balance at December 31, 2016 was $19,502 and the monthly payments are current. The Directors and Officers Liability Insurance is renewed annually and there is no outstanding balance at December 31, 2017.

In connection with the BCS acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at December 31, 2016 and 2017 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agrees to subordinate it right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

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

●	On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to March 31, 2017 and the monthly installments of principal and accrued interest were increased to $400,000 commencing December 15, 2016 with any remaining principal and accrued interest due and payable on March 31, 2017. The Amendment also provides that the Company will make an additional principal payment of $300,000 by December 15, 2016.

●	On March 31, 2017, the Company entered into a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest is due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

●	On September 30, 2017, the Company entered into a Third Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to October 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On November 15th, the Company entered into a Fourth Amendment extending the maturity date to December 31st, and this Fourth Amendment is effective on October 31st, whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On February 14, 2018 the Company entered into a Fifth Amendment extending the maturity date to March 31st, and this Fifth Amendment is effective on December 31, 2017 whereby any remaining principal and accrued interest is due and payable on March 31, 2018. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

●	As of April 12, 2018 the Company has offered to the holder of the Secured Promissory Note to pay the remaining balance of $1.97 million by the end of June 2018. The payments would be made in the amounts of $600,000 in April 2018, $700,000 in May 2018, and the remaining Note balance in June 2018.

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. The promissory was paid off in 12 monthly installments commencing October 1, 2016 and this transaction was recorded as a restructuring charge in the amount of $84,317 in the third quarter of 2016. In addition, the Company restated a promissory note in favor of Mr. Ross which was paid at the balance of the $102,000 over 12 monthly installments commencing October 1, 2016. The balance on these two notes at December 31, 2017 was $0 and $119,999 at December 31, 2016.

NOTE 16 – SUBORDINATED NOTES PAYABLE

Subordinated Notes payable at December 31, consisted of the following:

	2017	2016

Note payable - acquisition of Quest	$-	$5,967,137
Note payable – acquisition of BCS	-	10,348,808
Note payable – debt restructure Marin	1,200,000
Note payable – debt restructure Thomet	750,000	-
Quest Preferred Stock note payable	1,199,400	1,199,400
Note payable – debt restructure Zicman	180,000	-
Total notes payable	3,329,400	17,515,345
Less: current portion	106,500	-
Total long-term notes payable	$3,222,900	$17,515,345

As of December 31, 2017 and 2016, the Company recorded interest expense in connection with these notes in the amount of $79,055 and $728,267, respectively.

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

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $1,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins have agreed to release their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,064.69 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay or accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety.

On February 22, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136.40 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

On February 19, 2018, the Company entered into a settlement agreement with Goerge Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

The repayment of the subordinated notes payable is contingent on the complete reimbursement of the Supplier Secured Promissory Note and other conditions and as such based on these factors management has estimated that the future maturities of subordinated notes payable at December 31, 2017 is as follows:

2018	106,500
2019	894,000
2020	894,000
2021	894,000
Thereafter	1,213,500
Total	$4,002,000

NOTE 17 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of December 31, 2017 and 2016, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of December 31, 2017 and 2016, there was 1 preferred share designated and 0 preferred shares outstanding.

Series C

As of December 31, 2017, there was 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

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

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. The shares were valued at $48,000. In addition, the Company issued 70,000 shares to the Chief Financial Officer as additional fees pursuant to his Contractor Agreement. The shares were valued at $8,400,

For the year ended December 31, 2016, pursuant to the Employee Stock Purchase Program (“ESPP”) for which the Company filed an S-8 registration statement, 238,785 shares of Common Stock were issued for proceeds of $20,058.

In total, for the year ended December 31, 2016, the Company has redeemed a total of 3,042,500 shares of common stock.

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. The shares were valued at $48,000. In addition, the Company issued 70,000 shares to the Chief Financial Officer as additional fees pursuant to his Contractor Agreement. The shares were valued at $8,400.

On June 30, 2017, the Company issued 87,500 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant 100,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation.

On August 2, 2017, the Company authorized the issuance 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissensohn. The shares were valued at $66,000.

On December 30, 2017 the Company issued 600,000 shares of common stock valued at $59,400 as part of a debt reduction agreement with two parties.

For the year ended December 31, 2017, pursuant to the Employee Stock Purchase Program (“ESPP”) for which the Company filed an S-8 registration statement, 335,380 shares of Common Stock.

As of December 31, 2017, the Company had 36,828,371 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of year	1,405,000	0.52	1,410,000	0.52

Warrants granted	4,500,000	0.17	-	-
Warrants expired	-	-	(5,000)	(1.00)
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of year	5,905,000	0.25	1,405,000	0.52

Exercisable warrants	4,780,000	0.29	1,405,000	0.52

Outstanding warrants as at December 31, 2017 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

0.11	3.59	1,500,000	0.11	375,000	0.11
0.20	3.0	3,000,000	0.20	3,000,000	0.20
0.25	0.25	900,000	.25	900,000	0.25
1.00	0.33	505,000	1.00	505,000	1.00

0.11 to 1.00	2.50	5,905,000	0.25	4,780,000	0.29

Warrants outstanding at the end of the year have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	December 31, 2017	December 31, 2016

March 22, 2018	1.00	300,000	300,000
April 1, 2018	0.25	900,000	900,000
April 30, 2018	1.00	5,000	5,000
July 10, 2018	1.00	200,000	200,000
December 30, 2020	0.20	3,000,000	-
August 2,2021	0.11	1,500,000	-

		5,905,000	1,405,000

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

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 10,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As at December 31, 2017, the Company had issued options, allowing for the subscription of 9,625,000 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of year	2,644,000	0.50	6,044,000	0.50

Stock options granted	6,981,000	0.10	-	-
Stock options expired	-	-	-	-
Stock options cancelled, forfeited	-	(0.50)	(3,400,000)	(0.50)
Stock options exercised	-	-	-	-

Balance, end of year	9,625,000	0.21	2,644,000	0.49

Exercisable stock options	6,010,583	0.25	1,925,250	0.49

During 2016, the Company canceled a total of 3,400,000 stock options in connection with the redemption and cancellation of the Series A preferred stock from the former CEO.

During 2017, the Company canceled a total of 3,400,000 stock options in connection with the Separation Agreement signed with the former CFO.

Outstanding stock options as at December 31, 2017 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

0.075 to 0.09	4.16	2,981,000	0.08	1,460,333	0.08
0.11	3.59	3,500,000	0.11	1,750,000	0.11
0.145	9.76	500,000	0.145	500,000	0.145
0.33 to 0.38	0.29	144,000	0.36	144,000	0.36
0.50	6.89	2,500,000	0.50	2,156,250	0.50

0.075 to 0.50	4.9	9,625,000	0.21	6,010,583	0.25

Stock options outstanding at the end of the year have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	December 31, 2017	December 31, 2016

February 26, 2018	0.37	72,000	72,000
April 27, 2018	0.38	36,000	36,000
July 9, 2018	0.33	36,000	36,000
August 2, 2021	0.11	3,500,000	-
February 17, 2022	0.09	2,281,000	-
March 30, 2022	0.09	700,000	-
November 20, 2024	1.00	2,500,000	2,500,000
October 2, 2027	0.145	500,000	-

		9,625,000	2,644,000

For the year ending December 31, 2017 and December 31, 2016, the Company recorded stock compensation expense relating to the vesting of stock options as follows;

	December 31,
	2017	2016
Board compensation expense	$8,181	$28,880
Stock compensation	56,400	273,443
Stock Option vesting	686,164	73,128
Total	$750,745	$375,451

NOTE 18 – RESTRUCTURING EXPENSES

For the year ended December 31, 2017, the Company took steps to streamline and simplify its operations in North America. The employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company has recorded a restructuring charge of $26,880 to realize the streamlining initiatives. The restructuring charge was for severance pay.

NOTE 19 – LITIGATION

The Company was sued by Kurt Thomet for breach of obligations related to the outstanding debt obligations remaining from the promissory note executed on January 18, 2014 and subsequent amendments. The lawsuit was withdrawn in 2018 with the restructure of debt the subsequent to year end but effective December 31, 2018. The Company is not a party to any other pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

NOTE 21 – INCOME TAX

For the year ended December 31, 2017, the Company has no current or deferred income tax provision.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows at December 31, 2017 and December 31, 2017 respectively:

Deferred tax assets	December 31, 2017	December 31, 2016
Reserves and deferred revenue	$752,442	$1,120,948
Stock options	477,600	472,254
Net operating loss	5,202,184	6,567,549
Total gross deferred tax assets	6,432,226	8,160,751
Less: Valuation Allowance	(6,428,806)	(7,996,994)

Deferred tax liabilities	(3,102)	(128,188)
Amortization of intangible assets and depreciation	(318)	(35,569)

Net deferred tax assets	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2017	2016
Deferred tax assets	$6,428,806	$7,996,994
Valuation allowance	(6,428,806)	(7,996,994)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $6,428,806 and $7,996,994, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows at December 31, 2017:

	December 31,
	2017	2016
Federal statutory tax rate	34.0%	34.0%
State taxes	3.94%	(0.27)%
Nondeductible items	(0.94)%	(17.8)%
Change in valuation allowance	66.48%	(46.3)%
Return to provision adjustments	(14.17)%	22.35%
Rate Change	(85.99)%	0.0%
Other	(3.33)%	0.0%

Effective tax rate	-%	(8.05)%

The Company reported no uncertain tax liability as of December 31, 2017 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2013, 2014, 2015 and 2016 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2017, the Company had a net operating loss (NOL) carryforward of approximately $20,127,589. The NOL carryforward begins to expire in 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit the use of its NOLs in the future. The Company has recorded a valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether an “ownership change” has occurred.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted. Accounting Standard Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. Certain provisions of the Tax Act are effective September 27, 2017, others are effective or identified as of December 31, 2017 and others are effective after January 1, 2018.

Given the timing of enactment of the Tax Act and the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period should not extend beyond one year from the Tax Act enactment date and is deemed to have ended when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.

To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the registrant is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740, Accounting for Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. More specifically, SAB 118 summarizes a three-step process to be applied at each reporting period to account for and disclose the tax effects of the Tax Act. The steps are (1) to record the effects of the change in tax law for which accounting is complete; (2) to record provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but for which a reasonable estimate has been determined; and (3) where a reasonable estimate cannot yet be made, to continue to apply ASC 740, Accounting for Income Taxes, based on the tax law in effect prior to enactment of the Tax Act.

Amounts recorded where accounting is complete for the year ended January 1, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21 percent. The Company revalued its ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change resulted in no net tax expense/benefit but did cause a reduction to our U.S. federal deferred tax asset fully offset by a reduction of our valuation allowance.

Effects of tax law changes where a reasonable estimate of the accounting effects cannot yet been made include the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries earned post 1986. The Company has performed a preliminary earnings and profits analysis with consideration given to foreign loss carryforwards acquired as a result of the Company’s acquisitions and determined on a provisional basis that there should be no income tax effect in the current or any future period. The Company will continue to identify and evaluate data to more thoroughly identify the tax impact and record adjustments, if any, within the measurement period.

NOTE 22 – SUBSEQUENT EVENTS

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $1,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins have agreed to release their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,064.69 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay or accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety.

On February 22, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136.40 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

On February 19, 2018, the Company entered into a settlement agreement with Goerge Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

On March 08, 2018, the Company adopted an Equity Incentive Plan (the “Plan”), as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. Ten million (10,000,000) shares of the Corporation’s common stock, par value $0.001 (the “Shares”), was set aside and reserved for issuance pursuant to the Plan.

On March 08, 2018 and pursuant to the Plan, the Company granted a grand total of 1,700,000 Shares, as well as options to purchase up to 7,000,000 Shares (the “Options”) with an exercise price equal to the closing price of the Company’s common stock on Wednesday, March 07, 2018, $0.12 per share. A total of 1,000,000 Shares and 3,200,000 Options were issued to the Company’s Board of Directors as follows:

●	Shai Lustgarten (Chairman of the Board) received 1,000,000 Shares and 2,000,000 Options;
●	Andrew J. Macmillan received 400,000 Options;
●	Yaron Shalem received 400,000 Options; and
●	Niv Nissenson received 400,000 Options.

On March 08, 2018 and pursuant to the Plan, the Company granted 500,000 Shares to its Chief Financial Officer Benjamin Kemper.

On March 08, 2018, the Company issued 500,000 shares of the Company’s common stock, par value $0.001, and 1,000,000 warrants to purchase shares of the Company’s common stock, to Mr. Carlos J Nissensohn, who is the father of Niv Nissensohn, a director of the Company, pursuant to a consulting agreement (the “Consulting Agreement”) dated August 02, 2017 which was previously filed with the SEC on the Company’s Form 8-K dated August, 04, 2017 and is hereby incorporated by reference.

On March 08,2018, the Company issued 200,000 shares of the Company’s common stock to the JSM SOC-DIG LP.

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

4.2	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.1	Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.2	Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.3	Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.4	Warrant issued to David and Kathy Marin dated February 28, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2018.

10.5	Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.6	Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.7	Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016

10.8	Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016.

10.9	Redemption Agreement by and among Quest Solution, Inc., Danis Kurdi and 3587967 Canada, Inc. dated November 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.10	Exchange and Transfer Agreement, by and among Viascan Group. Inc., Quest Solution, Inc. and Quest Exchange Ltd. dated November 30, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.11	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.12	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.13	Resignation Agreement by and between the Company and Tom Miller dated July 7, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2017.

10.14	Consulting Agreement by and between the Company and Carlos Jaime Nissensohn dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.16	Termination Agreement by and between the Company and Joey Trombino dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.18	Settlement Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin (the “Marin Settlement Agreement I”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.19	Settlement Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.20	Settlement Agreement dated February 28, 2018 by and between the Company and George Zicman.

10.21	Voting Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.22	Voting Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.23	Voting Agreement dated February 28, 2018 by and between the Company and Goerge Zicman, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

21.1*	Subsidiaries of the Registrant

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

30