Form 10-Q
period 2018-03-31
Quest Solution, Inc.
filed 2018-05-21
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,673,631 shares of common stock, $0.001 par value, as of May 18, 2018.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$244,596	$24,634
Restricted Cash	381,494	684,610
Accounts receivable, net	9,418,463	6,387,734
Inventory, net	2,141,855	439,720
Prepaid expenses	2,411,851	476,840
Other current assets	30,251	126,187
Total current assets	14,628,510	8,139,725

Fixed assets, net	85,951	92,803
Goodwill	10,114,164	10,114,164
Trade name, net	2,215,231	2,359,481
Customer Relationships, net	5,029,759	5,310,938
Other assets	37,063	39,512

Total assets	$32,110,678	$26,056,623

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$18,226,932	$13,239,810
Accrued interest on note payable	43,323	38,430
Line of credit	4,832,353	3,667,417
Accrued payroll and sales tax	2,790,539	1,531,233
Deferred revenue, net	-	761,194
Current portion of note payable	2,275,404	3,429,025
Notes payable, related parties	106,500	106,500
Other current liabilities	156,957	121,117
Total current liabilities	28,432,008	22,894,726

Long term liabilities
Note payable, related party	3,222,900	3,222,900
Accrued interest, related party	185,862	165,014
Long term portion of note payable	130,294	130,294
Deferred revenue, net	-	452,024
Other long term liabilities	486,538	439,833
Total liabilities	32,457,602	27,304,791

Stockholders’ (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated and 0 shares outstanding as of March 31, 2018 and December 31, 2017, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated and 0 shares outstanding as of March 31, 2018 and December 31, 2017, respectively.	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 3,143,530 shares outstanding as of March 31, 2018 and December 31, 2017, respectively, liquidation preference of $1.00 per share and a cumulative dividend of $0.06 per share.	4,829	4,829
Common stock; $0.001 par value; 100,000,000 shares designated, 39,673,631 and 36,828,371 shares outstanding of March 31, 2018 and December 31, 2017, respectively.	39,673	36,828
Common stock to be repurchased by the Company	(230,490)	(230,490)
Additional paid-in capital	35,177,970	34,495,659
Accumulated (deficit)	(35,338,906)	(35,554,994)
Total stockholders’ (deficit)	(346,924)	(1,248,168)
Total liabilities and stockholders’ (deficit)	$32,110,678	$26,056,623

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31
	2018	2017
Revenues
Total Revenues	$15,180,547	$14,437,556

Cost of goods sold
Cost of goods sold	12,014,454	11,445,609
Total costs of goods sold	12,014,454	11,445,609

Gross profit	3,166,093	2,991,947

Operating expenses
General and administrative	476,855	412,945
Salary and employee benefits	2,602,565	1,945,883
Depreciation and amortization	437,398	442,400
Professional fees	292,862	103,277
Total operating expenses	3,809,680	2,904,505

Income (loss) from operations	(643,587)	87,442

Other income (expenses):
Interest expense	(294,765)	(355,658)
Other (expenses) income	2,544	(6,042)
Total other expenses	(292,221)	(361,700)

Net loss before Income Taxes	(935,808)	(274,258)

Provision for Income Taxes
Current	(13,197)	(56,900)
Total Provision for Income Taxes	(13,197)	(56,900)

Net loss attributable to Quest Solution Inc.	$(949,005)	$(331,158)
Less: Preferred stock – Series C dividend	(48,124)	(46,507)

Net loss attributable to the common stockholders	$(997,129)	$(377,665)

Net loss per share - basic	$(0.03)	$(0.01)

Net loss per share from continuing operations - basic	$(0.03)	$(0.01)
Weighted average number of common shares outstanding - basic	37,125,286	35,141,560

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months ended March 31
	2018	2017
Cash flows from continuing operating activities:
Net loss	$(949,005)	$(331,158)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	685,156	26,756
Topic 606 Cumulative Adjustment	1,213,217	-
Depreciation and amortization	486,652	442,400
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(3,030,729)	4,296,425
(Increase) / decrease in prepaid	(1,935,011)	(65,259)
(Increase) in inventory	(1,702,135)	(97,572)
Increase / (Decrease) in accounts payable and accrued liabilities	4,987,122	(889,466)
Increase in accrued interest and accrued liabilities, related party	25,741	166,962
(Decrease) in deferred revenue, net	(1,213,218)	(14,064)
Increase in accrued payroll and sales taxes payable	1,259,306	107,955
Decrease in other assets	98,385	419,411
Increase in other liabilities	34.421	14,568
Net cash (used in) provided by operating activities	(40,098)	4,076,958

Cash flows from investing activities:
(Increase) / decrease in restricted cash	303,116	2,639
Purchase of property and equipment	(54,371)	(1,120)
Net cash provided by investing activities	248,745	1,519

Cash flows from financing activities:
Proceeds from shares sold	-	6,924
Increase in notes funding	-	85,000
Proceeds (payments) from line of credit	1,164,936	(2,474,840)
Payment of notes/loans payable	(1,153,621)	(1,707,919)
Net cash provided by (used) in financing activities	11,315	(4,090,835)

Net increase (decrease) in cash	219,962	(12,358)
Cash, beginning of period	24,634	289,480
Cash, end of period	$244,596	$277,122

Cash paid for interest	$-	$166,256
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$208,800	$876
Stock options issued	$472,675	$25,880
Shares to be repurchased	$(230,490)	$(230,490)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto included in the Company’s Form 10-K filed with the SEC on May 8, 2018. The Company follows the same accounting policies in the preparation of interim reports, except for the adoption of ASC Topic 606, Revenue from Contracts with Customers. The Company operates in one segment.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Adoption of New Accounting Pronouncement in Fiscal 2018

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that supersedes the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The new standard, ASC Topic 606, focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of ASC Topic 606, the new standard, is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The Company took into the guidance provided in these ASUs related to revenue recognition.

The Company has adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective transition approach, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to decrease deferred revenue in the amount of $1,213,218 was established on the date of adoption relating to amounts deferred related to extended service contract sales through December 31, 2017. Prior to adoption of ASC Topic 606 net revenue from the sales of these contracts would be recognized immediately since the Company has no continuing obligation related to the sale of these products if the new guidance had been applied in the past. As a result of the adoption the Company recognizes revenue from extended service contracts on a net versus gross basis in the consolidated statements of operations. The Company recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment of $1,213,218 of net deferred revenue to the opening balance of accumulated deficit.

Deferred net revenue on December 31, 2017	$1,213,218

Accumulated deficit on December 31, 2017	$(35,554,994)

Accumulated deficit on January 1, 2018	$(34,341,776)

Net loss on March 31, 2018	$(949,005)
Less: Preferred stock - Series C dividend	$(48,125)

Accumulated deficit on March 31, 2018	$(35,338,906)

Under this approach, revenue for 2017 is reported in the consolidated statements of operations and comprehensive income on the historical basis, and revenue for 2018 is reported in the consolidated statements of operations and comprehensive income under ASC Topic 606. A comparison of revenue for 2018 periods to the historical basis is included below. The Company acknowledges that the required adoption of ASC Topic 606 could have a material effect on annual revenue or net income from continuing operations on an ongoing basis.

	For the three months ended March 31
	Topic 606	Topic 605				Topic 606	Topic 605
	2018	2018	%		2017	Variance from 2017	Variance from 2017
Revenues
Total revenues	15,180,547	15,302,514	0.80%		14,437,556	742,991	864,958

Total costs of goods sold	12,014,454	12,304,443	2.36%		11,445,609	568,845	858,834

Gross profit	3,166,093	2,998,071	(5.60%	)	2,991,947	174,146	6,124

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The early adoption of this guidance did not have a material impact on its consolidated financial statements, absent any goodwill impairment.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. The adoption did not materially impact our consolidated financial statements and results of operations

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

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

In February 2016, the FASB issued ASU 2016-02 amended the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

The Company has evaluated other recent pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

CASH

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $381,494 at March 31, 2018. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $12,501 and $12,501 for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 7 years. Amortization expense for the period ended March 31, 2018 and December 31, 2017 was $425,429 and $1,701,714, respectively.

	March 31, 2018	December 31, 2017
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(6,335,010)	(5,909,581)
Intangibles, net	$17,359,154	$17,784,583

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ended December 31,
2018	$1,254,170
2019	1,471,714
2020	1,471,714
2021	1,405,792
2022	786,000
Thereafter	855,600
Total	$7,244,990

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

Intangibles

Intangible assets with finite useful lives consist of Trademark and customer lists and are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for the three months ended March 31, 2018.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the three month periods ended March 31, 2018 and 2017, the Company spent $39,008 and $188,077 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively. The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the periods they are received.

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

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three months ended March 31, 2018 and 2017 were 37,125,286 and 35,141,560, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have no anti-dilutive impact due to losses reported.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All of the Company’s continuing operations are conducted in U.S. dollars. The Company owns a non-operating subsidiary in Canada, from which it has no activity since October 1, 2016.

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated interim financial statements have been reclassified to conform with current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company had a working capital deficit of $13,803,498 and an accumulated deficit of $35,338,906. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and in the first quarter of 2018), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The matters that resulted in 2017, having substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017 as detailed in the Company’s Annual Report on Form 10-K filed on May 8, 2018. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Wells Fargo Bank, which is an FDIC insured institution. The restricted cash in the amount of $381,494 at March 31, 2018 is in excess of the FDIC limit.

For the three months and year ended March 31, 2018 and December 31, 2017, one customer accounted for 30.5% and 15.7% of the Company’s revenues, respectively.

Accounts receivable at March 31, 2018 and December 31, 2017 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 20.5% and another customer 15.7% of the trade accounts receivable balances at March 31, 2018 and December 31, 2017, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at March 31, 2018 and December 31, 2017. One vendor made up 59.4% and 70.1%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at March 31, 2018 and December 31, 2017, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

At March 31, 2018 and December 31, 2017, accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Trade Accounts Receivable	$9,430,964	$6,400,235
Less Allowance for doubtful accounts	(12,501)	(12,501)
Total Accounts Receivable (net)	$9,418,463	$6,387,734

NOTE 5 – INVENTORY

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Equipment and clearing service	$2,031,138	$329,003
Raw Materials	31,697	31,697
Finished Goods	79,020	79,020
Total inventories	$2,141,855	$439,720

NOTE 6 – FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation expense for the period ended March 31, 2018 and December 31, 2017 was $11,969 and $61,223, respectively

	March 31, 2018	December 31, 2017
Equipment	$2,914,760	2,909,642
Furniture and Fixtures	316,853	316,853
Leasehold improvements	151,553	151,553
Accumulated depreciation	(3,297,215)	(3,285,245)
Fixed Assets, net	$85,951	92,803

NOTE 7 – OTHER LIABILITIES

At March 31, 2018 and December 31, 2017, other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Unearned Incentive from credit cards	$-	$77,307
Key Man life Insurance liability	150,146	150,146
Dividend payable	336,392	289,687
Others	156,957	43,811
	583,753	560,951
Less Current Portion	(156,957)	(121,118)
Total long term other liabilities	$486,538	$439,833

NOTE 8 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at March 31, 2018 was $4,832,353 and at December 31, 2017 $3,667,417 which includes accrued interest.

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

NOTE 9 - NOTES PAYABLE

Notes payable at March 31, 2018 and December 31, 2017, consists of the following:

	March 31, 2018	December 31, 2017
Supplier Note Payable	$1,976,915	$3,208,534
Insurance Note	77,998	-
All Other	350,785	350,785
Total	2,405,698	3,559,319
Less current portion	(2,275,404)	(3,429,025)
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable as of March 31, 2018 are as follows;

2018	$2,275,404
2019	130,294
Total	$2,405,698

In connection with the BCS’ acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ended October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at March 31, 2018 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

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

●	On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to March 31, 2017 and the monthly installments of principal and accrued interest were increased to $400,000 commencing December 15, 2016 with any remaining principal and accrued interest due and payable on March 31, 2017. The Amendment also provides that the Company will make an additional principal payment of $300,000 by December 15, 2016.

●	On March 31, 2017, the Company entered into a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest is due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

●	On September 30, 2017, the Company entered into a Third Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to October 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On November 15th, the Company entered into a Fourth Amendment extended the maturity date to December 31st, and this Fourth Amendment is effective on October 31st, whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On February 14, 2018 the Company entered into a Fifth Amendment extended the maturity date to March 31st, and this Fifth Amendment is effective on December 31, 2017 whereby any remaining principal and accrued interest is due and payable on March 31, 2018. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

NOTE 10 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	March 31, 2018	December 31, 2017

Note payable – Quest acquisition restructure	$930,000	$930,000
Note payable – BCS acquisition restructure	1,200,000	1,200,000
Quest Preferred Stock note payable	1,199,400	1,199,400
Total notes payable	$3,329,400	$3,329,400

For the three months ended March 31, 2018 and 2017, the Company recorded interest expense in connection with these notes in the amount of $20,232 and $160,790, respectively.

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

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible into Common Stock at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal $ and interest payments have been postponed. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June 2016, the holder of the note granted the Company a forgiveness of debt in the amount of $75,000 which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into a Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $2,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins agreed to release their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per share.

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

On February 19, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017.

The repayment of the subordinated notes payable at March 31, 2018 is as follows:

2018	$106,500
2018	894,000
2019	894,000
2020	894,000
Thereafter	1,213,500
Total	$4,002,000

NOTE 11 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of March 31, 2018, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2018 there was 1 preferred share designated and 0 preferred shares outstanding. Effective on September 30, 2016, with the divestiture of Quest Solution Canada Inc., the one share was redeemed by the Company and retired.

Series C

As of March 31, 2018, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

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

On August 2, 2017, the Company authorized the issuance of 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissensohn. The shares were issued in November, 2017

On December 30, 2017, the Company authorized the issuance of 600,000 shares of common stock valued at $59,400, as part of a debt extinguishment agreement with two related parties. The common shares were issued on March 9, 2018.

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

On March 08, 2018 and pursuant to the Plan, the Company granted 500,000 Shares to its Chief Financial Officer Benjamin Kemper.

On March 08, 2018, the Company issued 500,000 shares of the Company’s common stock, par value $0.001, to Mr. Carlos J Nissensohn, who is the father of Niv Nissensohn, a director of the Company, pursuant to a consulting agreement (the “Consulting Agreement”) dated August 02, 2017 which was previously filed with the SEC on the Company’s Form 8-K dated August, 04, 2017.

On March 08,2018, the Company issued 200,000 shares of the Company’s common stock to the JSM SOC-DIG LP.

As of March 31, 2018, the Company had 39,673,631 common shares outstanding.

Warrants and Stock Options

On March 08, 2018, the Company adopted an Equity Incentive Plan (the “Plan”), as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. Ten million (10,000,000) shares of the Corporation’s common stock, par value $0.001 (the “Shares”), was set aside and reserved for issuance pursuant to the Plan.

Warrants - The following table summarizes information about warrants granted during the three month periods ended March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	5,905,000	$0.21	1,405,000	$0.52

Warrants granted	-	-	-	-
Warrants expired	(300,000)	1.00	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	5,605,000	$0.21	1,405,000	$0.52

Exercisable warrants	4,885,000	$0.23	1,405,000	$0.52

Outstanding warrants as of March 31, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$0.20	2.75	3,000,000	$0.20	3,000,000	$0.20
$0.25	0.01	205,000	$0.25	205,00	$0.25
$0.11	3.34	1,500,000	$0.11	750,000	$0.11
$1.00	0.25	900,000	$1.00	900,000	$1.00

$0.11 to 1.00	2.38	5,605,000	$0.21	4,855,000	$0.23

Warrants outstanding at March 31, 2018 and 2017 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	March 31, 2018	March 31, 2017

March 22,2018	$1.00	-	300,000
April 1, 2018	$0.25	900,000	900,000
April 30, 2018	$0.25	5,000	5,000
July 1, 2018	$1.00	200,000	200,000
December 30, 2020	$0.20	3,000,000	-
August 2, 2021	$0.11	1,500,000	-

		5,605,000	1,405,000

Share Purchase Option Plan

The Company has a stock option plan adopted in on November 17, 2014 and an equity incentive plan adopted March 8, 2018 whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company shares of common stock as well as options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors in order to provide an inducement and serve as a long term incentive program. The maximum number of common shares that may be reserved for issuance under the Plan was set at 20,000,000.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 20,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As at March 31, 2018, the Company had issued options, allowing for the subscription of 16,353,000 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the three months ended March 31, 2017 and 2016:

	March 31, 2018		March 31, 2017
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	9,625,000	$0.21	2,644,000	$0.49

Stock options granted	6,800,000	$0.12	700,000	$0.09
Stock options expired	72,000	$0.37	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	16,353,000	$0.17	3,344,000	$0.41

Exercisable stock options	10,167,666	$0.20	2,252,334	$0.45

For the three months ended March 31, 2018, the Company granted a total of 6,800,000 stock options, 1,200,000 stock options were granted to three Board members and 2,000,000 stock options were granted to the Chief Executive Officer, 200,000 to Company’s legal counsel.

Outstanding stock options as of March 31, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$0.075 to 0.09	3.91	2,981,000	$0.08	2,220,666	$0.08
$0.11	3.34	3,500,000	$0.11	2,625,000	$0.11
$0.12	4.93	6,800,000	$0.12	2,500,000	$0.12
$0.145	9.51	500,000	$0.145	500,000	$0.145
$0.33 to 0.38	0.17	72,000	$0.36	72,000	$0.36
$0.50	6.65	2,500,000	$0.50	2,250,000	$0.50

$0.075 to 0.50	4.79	16,353,000	$0.17	10,167,666	$0.20

Stock options outstanding at March 31, 2018, and 2017 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	March 31, 2018	March 31, 2017
April 27, 2018	$0.38	36,000	36,000
July 9, 2018	$0.33	36,000	36,000
August 2, 2021	$0.11	3,500,000	-
February 17, 2022	$0.075	760,333	760,333
February 17, 2022	$0.09	1,520,667	1,520,667
March 30, 2022	$0.09	700,000	700,000
March 5, 2023	$0.12	6,800,000	-
November 20, 2024	$0.50	2,500,000	2,500,000
October 2, 2027	$0.145	500,000	-

		16,353,000	5,553,000

Stock compensation expense is $681,475 for the three months ended March 31, 2018 and $26,756 for the three months ended March 31, 2017.

NOTE 12 – LITIGATION

The Company was sued by Kurt Thomet for breach of obligations related to the outstanding debt obligations remaining from the promissory note executed on January 18, 2014 and subsequent amendments. The lawsuit was withdrawn in February 2018 with the restructure of debt made subsequent to the 2017 year end, but effective December 30, 2018.

The company is not a party to any other pended material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company leased a building from the former owner of BCS for $9,000 per month, the lease was terminated on April 30, 2018.

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

On February 19, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

NOTE 14 – SUBSEQUENT EVENTS

There are no subsequent events.

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

A complete discussion of these uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on May 8, 2018.

Introduction

Quest Solution, Inc., a Delaware corporation (“Quest” or the “Company”), was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014, the Company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were cash flow positive and would provide immediate shareholder value. In January 2014, the first such acquisition was completed of Quest Marketing Inc. (dba Quest Solution, Inc.) (“Quest Marketing”).

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

The Company’s sales from continuing operations for the three months ended March 31, 2018 were $15,180,547 million, an increase of $742,991 million, or 5.14% over the same quarter in 2017.

The loss from continuing operations for the three months ended March 31, 2017 was $949,005 million, an increase of $617,847 million compared with the loss in the comparative prior year of $331,158. Basic loss per share from continuing operations in Q1-2018 were ($0.03) versus ($0.01) per share in Q1-2017.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company had a working capital deficit of $13,803,498 and an accumulated deficit of $35,338,906. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and continued in 2018), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the company’s improving cash flow and cost reduction successes.

The matters that resulted in 2016, having substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements effective in December of 2017. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended March 31		Variation
	2018	2017	$	%
Revenue	$15,180,547	$14,437,556	742,991	5.14
Cost of Goods sold	12,014,454	11,445,609	568,845	4.97
Gross Profit	3,166,093	2,991,947	174,146	5.82
Operating Expenses	3,809,680	2,904,505	376,924	31.2
Income (loss) from operations	(643,587)	87,442	(731,029)	n/m
Net loss from continuing operations	(949,005)	(331,158)	(617,847)	n/m
Net Loss per common Share	$(0.03)	$(0.01)	(0.02)	n/m

n/m; not meaningful

Revenues

For the three months ended March 31, 2018 and 2017, the Company generated net revenues in the amount of $15,180,547 and $14,437,556, respectively. The 2018 increase was attributable to unavailability of inventory at the manufacturer in Q4-2018 which delayed shipments into Q1-2018, and a sturdy push from the Company’s sales team in taking advantage of the growing customer relationships that continue to gain strength each quarter.

It is important to note that the Company was affected by the adoption of ASC 606, in a manner of only recognizing revenue on a net basis on all service and maintenance contracts sold to customers. By comparison under the old ASC Topic 605 standard, the Company would’ve recognized revenues of $15,302,514, an increase of $121,967 from the required standard under ASC Topic 606 in 2018.

Cost of Goods Sold

For the three months ended March 31, 2018 and 2017, the Company recognized a total of $12,014,454 and $11,445,609, respectively, of cost of goods sold. Cost of goods sold were 79.1% of net revenues at March 31, 2018 and 79.3% of revenues at March 31, 2017. Variation from prior years is difficult in an ever increasing competitive industry. Due to this the Company is continually reevaluating its current product mix and supply channels to improve margins in 2018.

Operating expenses

Total operating expense for the three months ended March 31, 2018 and 2017 recognized was $3,809,680 and $2,904,505, respectively representing a 31.2% increase. The increase is attributable to the adoption of the Company’s new Equity Incentive Plan, the increase in sales commission related to the increase in revenue and the increase in professional fees.

General and Administrative – General and administrative expenses for the three months ended March 31, 2018 and 2017 totaled $476,855 and $412,945, respectively representing a 15.8% increase.

Salary and benefits – Salary and employee benefits for the three months ended March 31, 2018 totaled $2,602,565, including $681,475 from non-cash stock based compensation, as compared to $1,945,883, including $26,756 from non-cash stock based compensation. The increase in revenue in the first quarter of 2018 from the prior first quarter in 2017 comes with an increase in sales commissions of $146,596 paid to and accrued by the Company’s sales team. Excluding sales commissions and stock based compensation, the Company reduced salaries by $144,633 in the first quarter of 2018 compared to the first quarter of 2017.

Professional Fees – Professional fees for the three months ended March 31, 2018 were $292,862 as compared to $103,277 for the three months ended March 31, 2017. The increase is attributable to consulting agreements in connection with the Company’s plans to obtain financing for cash flow improvement and consolidation of debts.

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2018 totaled $294,765, as compared to $355,658 for the three months ended March 31, 2017. The reduction of $60,893 is directly related to the decreasing amount of debt that is paid off from continuing operations.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $949,005 for the three months ended March 31, 2018, compared to a net loss of $377,665 for the three months ended March 31, 2017, an increase of $617,847. The increase in net loss is mainly attributable to the Company’s equity incentive plan and the increase in professional fees.

Liquidity and capital resources

As of March 31, 2018, the Company had cash in the amount of $626,090 of which $381,494 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $13,803,498, compared to cash in the amount of $709,244, of which $684,610 is restricted, and a working capital deficit of $14,755,001 as at December 31, 2017. In addition, the Company had a stockholder’s deficit of $346,924 at March 31, 2018 and $1,248,168 as of December 31, 2017.

The Company’s accumulated deficit was $35,338,906 and $35,554,994 at March 31, 2018 and on December 31, 2017, respectively.

The Company’s operations resulted in net cash used of $40,098 during the three months ended March 31, 2018, compared to net cash provided of $4,076,958 during the three months ended March 31, 2017, a decrease of $4,117,056. The changes in the non-cash working capital accounts are primarily attributable to an increase in accounts receivable of $3,030,729 during the three months ended March 31, 2018 and an increase of $4,987,122 in accounts payable.

Net cash provided by investing activities was $248,745 for the three months ended March 31, 2018, compared to net cash provided of $1,519 for the three months ended March 31, 2017, an increase of $247,226, attributable to decreases in restricted cash.

The Company’s financing activities provided net cash of $11,315 during the three months ended March 31, 2018, compared to net cash used of $4,090,835 during the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company increased the line of credit to support the demands of a growing backlog of customer orders and decreased the notes payable by $1,153,621.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and C hief Financial Officer, (Principal Financial and Accounting Officer) concluded that, as of March 31, 2018, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During 2017, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on May 8, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended March 31, 2018), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 30, 2017 the Company authorized the issuance of 600,000 shares of common stock valued at $59,400 and 1,600,000 shares of Series C Preferred Stock as part of a debt extinguishment agreement with two related parties. The common shares were issued on March 9, 2018. The Series C Preferred Stock was valued at $0.80 per share. The total net amount of debt extinguished in this transaction was $5,811,334.95. The Company also authorized the issuance of 85,000 shares of Series C Preferred Stock and issued 3,000,000 stock warrants with an exercise price of $.20 as part of a separate debt reduction agreement with a different related party. The total net amount of debt forgiven in this transaction was $9,607,529.86.

On March 8, 2018, the Company granted a total of 1,700,000 shares of Common Stock and options to purchase up to 6,800,000 shares of Common Stock under the 2018 Equity Incentive Plan.

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

Date: May 21, 2018

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

