Form 10-Q
period 2018-06-30
Quest Solution, Inc.
filed 2018-08-20
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 48,701,931 shares of common stock, $0.001 par value, as of August 17, 2018.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current assets
Cash	$30,799	$24,634
Restricted Cash	665,477	684,610
Accounts receivable, net	8,975,241	6,387,734
Inventory, net	1,049,045	439,720
Prepaid expenses	278,099	476,840
Other current assets	23,448	126,187
Total current assets	11,022,109	8,139,725

Fixed assets, net	69,589	92,803
Goodwill	10,114,164	10,114,164
Trade name, net	2,070,981	2,359,481
Customer Relationships, net	4,748,581	5,310,938
Other assets	34,962	39,512

Total assets	$28,060,386	$26,056,623

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$14,826,921	$13,239,810
Accrued interest on note payable	-	38,430
Line of credit	4,954,169	3,667,417
Accrued payroll and sales tax	3,129,622	1,531,233
Deferred revenue, net	4,360	761,194
Current portion of note payable	2,062,940	3,429,025
Notes payable, related parties	319,500	106,500
Other current liabilities	173,126	121,117
Total current liabilities	25,470,638	22,894,726

Long term liabilities
Note payable, related party	1,810,500	3,222,900
Accrued interest, related party	4,880	165,014
Long term portion of note payable	130,294	130,294
Deferred revenue, net	-	452,024
Other long term liabilities	383,218	439,833
Total liabilities	27,799,530	27,304,791

Stockholders’ equity / (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated and 0 shares outstanding as of June 30, 2018 and December 31, 2017, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated and 0 shares outstanding as of June 30, 2018 and December 31, 2017, respectively.	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 shares outstanding as of June 30, 2018 and December 31, 2017, respectively, liquidation preference of $1.00 per share and a cumulative dividend of $0.06 per share.	4,829	4,829
Common stock; $0.001 par value; 100,000,000 shares designated, 48,433,472 and 36,828,371 shares outstanding of June 30, 2018 and December 31, 2017, respectively.	48,434	36,828
Common stock to be repurchased by the Company	(230,490)	(230,490)
Additional paid-in capital	38,279,186	34,495,659
Accumulated (deficit)	(37,841,103)	(35,554,994)
Total stockholders’ equity / (deficit)	260,856	(1,248,168)
Total liabilities and stockholders’ equity / (deficit)	$28,060,386	$26,056,623

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months		For the six months
	ending June 30,		ending June 30,
	2018	2017	2018	2017
Revenues
Total Revenues	$13,777,187	$13,485,145	$28,957,734	$27,922,701

Cost of goods sold
Cost of goods sold	10,927,850	10,685,448	22,942,304	22,131,057
Total costs of goods sold	10,927,850	10,685,448	22,942,304	22,131,057

Gross profit	2,849,337	2,799,697	6,015,430	5,791,644

Operating expenses
General and administrative	560,154	414,162	1,037,009	827,107
Salary and employee benefits	2,258,777	1,840,807	4,861,342	3,786,690
Depreciation and amortization	435,179	441,512	872,577	883,912
Professional fees	513,058	138,147	805,920	241,424
Total operating expenses	3,767,168	2,834,628	7,576,848	5,739,133

Income (loss) from operations	(917,831)	(34,931)	(1,561,418)	52,511

Other income (expenses):
Interest expense	(364,852)	(376,398)	(659,617)	(732,056)
Other (expenses) income	(1,126,841)	(17,917)	(1,124,297)	(23,959)
Total other expenses	(1,491,693)	(394,315)	(1,783,914)	(756,015)

Net Loss Before Income Taxes	(2,409,524)	(429,246)	(3,345,332)	(703,504)

Provision for Income Taxes
Current	(45,848)	(19,210)	(59,044)	(76,110)
Total Provision for Income Taxes	(45,848)	(19,210)	(59,044)	(76,110)

Net Loss attributable to Quest Solution Inc.	$(2,455,372)	$(448,456)	$(3,404,376)	$(779,614)
Less: Preferred stock – Series C dividend	(46,826)	(47,024)	(94,950)	(93,531)

Net loss attributable to the common stockholders	$(2,408,546)	$(401,432)	$(3,309,426)	$(686,083)

Net (loss) per share - basic	$(0.06)	$(0.01)	$(0.08)	$(0.02)

Net loss per share from continuing operations - basic	$(0.06)	$(0.01)	$(0.08)	$(0.02)
Weighted average number of common shares outstanding - basic	41,856,966	35,795,675	42,099,171	35,472,251

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months ended June 30
	2018	2017
Cash flows from continuing operating activities:
Net loss	$(3,404,376)	$(779,614)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,084,133	149,045
Topic 606 Cumulative Adjustment	1,213,217	-
Debt Settlement	1,264,237	-
Depreciation and amortization	872,577	883,912
Loss on fixed asset disposal	(36,088)	-
Inventory write off	50,310	-
Restructuring expenses	-	26,880
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(2,587,507)	3,903,803
(Increase) / decrease in prepaid	198,741	(38,958)
(Increase) in inventory	(659,635)	18,998
Increase / (decrease) in accounts payable and accrued liabilities	1,587,111	403,492
Increase in accrued interest and accrued liabilities, related party	(1,081)	339,744
(Decrease) in deferred revenue, net	(1,208,858)	(146,245)
Increase / (decrease) in accrued payroll and sales taxes payable	1,598,389	(301,700)
Decrease in other assets	107,289	571,344
Increase / (decrease) in other liabilities	(99,556)	(121,523)
Net cash (used in) provided by operating activities	(21,097)	4,909,178

Cash flows from investing activities:
Increase / (decrease) in restricted cash	-	(19,390)
Purchase of property and equipment	37,582	(7,997)
Net cash provided by investing activities	37,582	(27,387)

Cash flows from financing activities:
Proceeds from shares sold	-	14,390
Increase in notes funding	-	85,000
Proceeds (payments) from line of credit	1,286,752	(1,916,802)
Payment of notes/loans payable	(1,316,205)	(3,074,598)
Net cash provided by (used) in financing activities	29,453	(4,892,010)

Net increase (decrease) in cash	(12,968)	(10,219)
Cash, beginning of period	709,244	289,480
Cash, end of period	$696,276	$279,261

Cash paid for interest	$-	$334,385
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$261,800	$65,901
Stock options issued	$816,047	$83,144
Stock issued for debt settlement	$45,000	$-
Shares to be repurchased	$(230,490)	$(230,490)

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

Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Accordingly, the Company has adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective transition approach, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to decrease deferred revenue in the amount of $1,213,218 was established on the date of adoption relating to amounts deferred related to extended service contract sales through December 31, 2017. Prior to adoption of ASC Topic 606 net revenue from the sales of these contracts would be recognized immediately since the Company has no continuing obligation related to the sale of these products if the new guidance had been applied in the past. As a result of the adoption the Company recognizes revenue from extended service contracts on a net versus gross basis in the consolidated statements of operations. The Company recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment of $1,213,218 of net deferred revenue to the opening balance of accumulated deficit.

Deferred net revenue on December 31, 2017	$1,213,217

Accumulated deficit on December 31, 2017	$(35,554,994)

Accumulated deficit on January 1, 2018	$(34,341,777)

Net loss on June 30, 2018	$(3,404,376)
Less: Preferred stock - Series C dividend	$(94,950)

Accumulated deficit on June 30, 2018	$(37, 841,103)

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

	For the six months ended June 30
					Topic 606	Topic 605
	Topic 606 2018	Topic 605 2018%		2017	Variance from 2017	Variance from 2017
Revenues
Total revenues	28,957,734	28,450,981	1.78%	27,922,701	1,035,033	528,280

Total costs of goods sold	22,942,304	23,174,988	(1.00%)	22,131,057	811,247	1,043,931

Gross profit	6,015,430	5,275,993	14.012%	5,791,644	223,786	(515,651)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842),Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company’s Condensed Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. The Company has not completed the accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act.  The Company is evaluating the impact under Tax Reform Act on the Company’s global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one year measurement period provided by SAB 118.

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

CASH

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $665,477 at June 30, 2018. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $12,501 and $12,501 for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the period ended June 30, 2018 and December 31, 2017 was $850,858 and $1,701,714, respectively.

	June 30, 2018	December 31, 2017
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(6,760,439)	(5,909,581)
Intangibles, net	$16,933,725	$17,784,583

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ended December 31,
2018	$828,741
2019	1,471,714
2020	1,471,714
2021	1,405,792
2022	786,000
Thereafter	855,600
Total	$6,819,561

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

Intangibles

Intangible assets with finite useful lives consist of Trademark and customer lists and are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for the six months ended June 30, 2018.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the six month periods ended June 30, 2018 and 2017, the Company spent $75,568 and $92,629 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively. The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the periods they are received.

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

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the six months ended June 30, 2018 and 2017 were 41,856,966 and 35,472,251, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

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

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated interim financial statements have been reclassified to conform to current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company had a working capital deficit of $14,448,529 and an accumulated deficit of $37,841,103. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and in the first quarter of 2018), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The matters that resulted in 2017, and a net loss for the six months ended June 30, 2018, having substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017 as detailed in the Company’s Annual Report on Form 10-K filed on May 8, 2018. The Company was also able to settle anther liability to a related party by the issuance of common stock during the six months ended June 30, 2018. The Company also has had modest growth in revenue during the six months ended June 30, 2018 in comparison to the prior period. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Wells Fargo Bank, which is an FDIC insured institution. The restricted cash in the amount of $665,477 at June 30, 2018 is in excess of the FDIC limit.

For the six months and year ended June 30, 2018 and December 31, 2017, one customer accounted for 20.51% and 15.7% of the Company’s revenues, respectively.

Accounts receivable at June 30, 2018 and December 31, 2017 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 33.84% and another customer 15.7% of the trade accounts receivable balances at June 30, 2018 and December 31, 2017, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at June 30, 2018 and December 31, 2017. One vendor made up 42.3% and 70.1%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

At June 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Trade Accounts Receivable	$8,987,742	$6,400,235
Less Allowance for doubtful accounts	(12,501)	(12,501)
Total Accounts Receivable (net)	$8,975,241	$6,387,734

NOTE 5 – INVENTORY

At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017
Equipment and clearing service	$1,000,434	$329,003
Raw Materials	1,784	31,697
Finished Goods	46,827	79,020
Total inventories	$1,049,045	$439,720

NOTE 6 – FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation expense for the period ended June 30, 2018 and December 31, 2017 was $85,951 and $92,803, respectively

	June 30, 2018	December 31, 2017
Equipment	$1,762,688	2,909,642
Furniture and Fixtures	194,432	316,853
Leasehold improvements	24,329	151,553
Accumulated depreciation	(1,911,860)	(3,285,245)
Fixed Assets, net	$69,589	92,803

NOTE 7 – OTHER LIABILITIES

At June 30, 2018 and December 31, 2017, other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Unearned Incentive from credit cards	$-	$77,307
Key Man life Insurance liability	-	150,146
Dividend payable	383,218	289,687
Others	203,126	43,811
	586,344	560,951
Less Current Portion	(203,126)	(121,118)
Total long term other liabilities	$383,218	$439,833

NOTE 8 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at June 30, 2018 was $4,954,168.96 and at December 31, 2017 $3,667,417 which includes accrued interest.

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

NOTE 9 - NOTES PAYABLE

Notes payable at June 30, 2018 and December 31, 2017, consists of the following:

	June 30, 2018	December 31, 2017
Supplier Note Payable	$1,926,915	$3,208,534
Insurance Note	49,652	-
All Other	216,667	350,785
Total	2,193,234	3,559,319
Less current portion	(2,062,940)	(3,429,025)
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable as of June 30, 2018 are as follows;

2018	$2,062,940
2019	130,294
Total	$2,193,234

In connection with the BCS’ acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ended October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at June 30, 2018 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

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

●	On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to June 30, 2017 and the monthly installments of principal and accrued interest were increased to $400,000 commencing December 15, 2016 with any remaining principal and accrued interest due and payable on June 30, 2017. The Amendment also provides that the Company will make an additional principal payment of $300,000 by December 15, 2016.

●	On June 30, 2017, the Company entered into a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest is due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

●	On September 30, 2017, the Company entered into a Third Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to October 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On November 15th, 2017, the Company entered into a Fourth Amendment extending the maturity date to December 31st, and this Fourth Amendment is effective on October 31st, whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On February 14, 2018 the Company entered into a Fifth Amendment extending the maturity date to June 30st, and this Fifth Amendment is effective on December 31, 2017 whereby any remaining principal and accrued interest is due and payable on March 31, 2018. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

As of June 30, 2018, the Company continued negotiations on entering into a new secured Promissory Note with an increased term of six months. The new note will comprise of all remaining principal from the original secured Promissory Note and some past due accounts payable. The Company is currently in default on the existing secured Promissory Note, but with no action taken nor expected from the supplier as a new agreement is finishing negotiations.

NOTE 10 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	June 30, 2018	December 31, 2017

Note payable – Quest acquisition restructure	$930,000	$930,000
Note payable – BCS acquisition restructure	1,200,000	1,200,000
Quest Preferred Stock note payable	-	1,199,400
Total notes payable	$2,130,000	$3,329,400

For the six months ended June 30, 2018, the Company extinguished all recorded interest expense in connection with these notes, and on December 31, 2017, the Company recorded interest expense in connection with these notes in the amount of $160,790.

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

On February 28, 2018, the Company finalized an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,064.69 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay nor accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety. The effective date of the agreement is December 30, 2017.

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

On June 7, 2018, the Company authorized the issuance of 8,600,000 shares of common stock to Jason Griffith. The issuance was part of a convertible provision in an existing note held by Jason Griffith. With the issuance of stock, the debt of $1,199,400 and all accrued interest was extinguished.

The repayment of the subordinated notes payable at June 30, 2018 is as follows:

2018	$106,500
2018	426,000
2019	426,000
2020	426,000
Thereafter	745,500
Total	$2,130,000

NOTE 11 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of June 30, 2018, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of June 30, 2018 there was 1 preferred share designated and 0 preferred shares outstanding. Effective on September 30, 2016, with the divestiture of Quest Solution Canada Inc., the one share was redeemed by the Company and retired.

Series C

As of June 30, 2018, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

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

On August 2, 2017, the Company authorized the issuance of 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissensohn. The shares were issued in November, 2017

On December 30, 2017, the Company authorized the issuance of 600,000 shares of common stock valued at $59,400, as part of a debt extinguishment agreement with two related parties. The common shares were issued on June 9, 2018.

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

On March 08, 2018, the Company issued 200,000 shares of the Company’s common stock to the JSM SOC-DIG LP.

On June 7, 2018, the Company authorized the issuance of 8,600,000 shares of common stock to Jason Griffith valued at $2,666,000. The issuance was part of a convertible provision in an existing note held by Jason Griffith. With the issuance of stock, the debt and accrued interest was extinguished. The Company recognized a loss from the conversion in the amount of $1,264,237.

On June 26th, 2018, the Company issued 150,000 shares of stock, valued at $45,000, to Maren Life Reinsurance LTD as part of a debt settlement agreement.

As of June 30, 2018, the Company had 48,433,472 common shares outstanding.

Warrants and Stock Options

On March 08, 2018, the Company adopted an Equity Incentive Plan (the “Plan”), as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. Ten million (10,000,000) shares of the Corporation’s common stock, par value $0.001 (the “Shares”), was set aside and reserved for issuance pursuant to the Plan.

Warrants - The following table summarizes information about warrants granted during the six month periods ended June 30, 2018 and 2017:

	June 30, 2018		June 30, 2017
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	5,605,000	$0.23	1,405,000	$0.52

Warrants granted	200,000	0.28	-	-
Warrants expired	(905,000)	0.25	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	4,900,000	$0.21	1,405,000	$0.52

Exercisable warrants	4,900,000	$0.21	1,405,000	$0.52

Outstanding warrants as of June 30, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$0.11	3.09	1,500,000	$0.11	1,500,000	$0.11
$0.20	2.50	3,000,000	$0.20	3,000,000	$0.20
$0.28	1.99	200,000	$0.28	200,000	$0.28
$1.00	0.01	200,000	$1.00	200,000	$1.00

$0.11 to 1.00	2.48	4,900,000	$0.21	4,900,000	$0.21

Warrants outstanding at June 30, 2018 and 2017 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	June 30, 2018	June 30, 2017

June 22,2018	$1.00	-	300,000
April 1, 2018	$0.25	-	900,000
April 30, 2018	$0.25	-	5,000
July 1, 2018	$1.00	200,000	200,000
June 26, 2020	$0.28	200.000
December 30, 2020	$0.20	3,000,000	-
August 2, 2021	$0.11	1,500,000	-

		4.900,000	1,405,000

Share Purchase Option Plan

The Company has a stock option plan adopted in on November 17, 2014, whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company shares of common stock as well as options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors in order to provide an inducement and serve as a long-term incentive program. The maximum number of common shares that may be reserved for issuance under the Plan was set at 10,000,000.

The Company adopted an equity incentive plan on March 8, 2018, whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company shares of common stock as well as options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors in order to provide an inducement and serve as a long-term incentive program. The maximum number of common shares that may be reserved for issuance under the plan was set at 10,000,000.

The equity incentive plan adopted on March 8, 2018 is an separate, additional plan to the Company’s stock option plan adopted on November 17, 2014.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 10,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As of June 30, 2018, the Company had issued options, allowing for the subscription of 16,317,000 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the six months ended June 30, 2017 and 2016:

	June 30, 2018		June 30, 2017
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	16,353,000	$0.17	2,3,344,000	$0.41

Stock options granted	-	-	-	$-
Stock options expired	36,000	$0.38	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	16,317,000	$0.17	3,344,000	$0.41

Exercisable stock options	11,100,416	$0.219	2,396,084	$0.44

Outstanding stock options as of June 30, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$0.075 to 0.09	3.66	2,981,000	$0.08	2,220,666	$0.08
$0.11	3.09	3,500,000	$0.11	2,625,000	$0.11
$0.12	4.68	6,800,000	$0.12	2,500,000	$0.12
$0.145	9.26	500,000	$0.145	500,000	$0.145
$0.33 to 0.38	0.02	36,000	$0.33	36,000	$0.3
$0.50	6.40	2,500,000	$0.50	2,343,750	$0.50

$0.075 to 0.50	4.55	16,317,000	$0.17	10,167,666	$0.19

Stock options outstanding at June 30, 2018, and 2017 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	June 30, 2018	June 30, 2017
February 26, 2018	$0.37	-	72,000
April 27, 2018	$0.38	-	36,000
July 9, 2018	$0.33	36,000	36,000
August 2, 2021	$0.11	3,500,000	-
February 17, 2022	$0.075	760,333	-
February 17, 2022	$0.09	1,520,667	-
June 30, 2022	$0.09	700,000	700,000
June 5, 2023	$0.12	6,800,000	-
November 20, 2024	$0.50	2,500,000	2,500,000
October 2, 2027	$0.145	500,000	-

		16,353,000	3,344,000

Stock compensation expense is $1,084,133 for the six months ended June 30, 2018 and $149,045 for the six months ended June 30, 2017.

NOTE 12 – LITIGATION

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

On February 28, 2018, the Company finalized an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,064.69 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay nor accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety. The effective date of the agreement is December 30, 2017.

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

On June 7, 2018, the Company authorized the issuance of 8,600,000 shares of common stock to Jason Griffith. The issuance was part of a convertible provision in an existing note held by Jason Griffith. With the issuance of stock the debt and accrued interest was extinguished. The Company recorded a loss of $1,264,237 on the settlement of this debt.

NOTE 14 – SUBSEQUENT EVENTS

On August 1, 2018, the Company issued 200,000 shares of common stock to John Nesbett, having an approximate fair value of $65,000.

On August 1,2018, the Company issued 64,516 shares of common stock to Sichenzia Ross Ference Kesner LLP, having an approximate fair value of 21,000.

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

The Company’s sales from continuing operations for the six months ended June 30, 2018 were $28,957,734, an increase of $1,035,033, or 3.7% over the six months ended in 2017.

The loss from continuing operations for the six months ended June 30, 2017 was $3,404,376, an increase of $2,624,762 compared with the loss in the comparative prior year of $779,614. Basic loss per share from continuing operations in the first six months of 2018 were ($0.08) versus ($0.02) per share in the first six months of 2017.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company had a working capital deficit of $14,488,529 and an accumulated deficit of $37,841,103. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and continued in 2018), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The addition of two new key vendors increased the Company’s purchasing power by adding credit availability in an amount just under $6,000,000. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

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

	Six months ended June 30		Variance
	2018	2017	$	%
Revenue	$28,957,734	$27,922,701	1,035,033	3.70
Cost of Goods sold	22,942,304	22,131,057	811,247	3.67
Gross Profit	6,015,430	5,791,644	223,786	3.86
Operating Expenses	7,576,848	5,739,133	1,837,715	32.0
Income (loss) from operations	(1,561,418)	52,511	(1,613,929)	n/m
Net loss from continuing operations	(3,404,376)	(779,614)	(2,624,762)	n/m
Net Loss per common Share	$(0.08)	$(0.02)	(0.06)	n/m

n/m; not meaningful

Revenues

For the six months ended June 30, 2018 and 2017, the Company generated net revenues in the amount of $28,957,734 and $27,922,701, respectively. The 2018 increase was attributable to - a sturdy push from the Company’s sales team in taking advantage of the growing customer relationships that continue to gain strength each quarter.

It is important to note that the Company was affected by the adoption of ASC 606, in a manner of only recognizing revenue on a net basis on all service and maintenance contracts sold to customers. By comparison under the old ASC Topic 605 standard, the Company would’ve recognized revenues of $28,450,981, a decrease of $506,753 from the required standard under ASC Topic 606 in 2018.

Cost of Goods Sold

For the six months ended June 30, 2018 and 2017, the Company recognized a total of $22,942,305 and $22,131,057, respectively, of cost of goods sold. Cost of goods sold were 79.2% of net revenues at June 30, 2018 and 79.3% of revenues at June 30, 2017. Variation from prior years is difficult in an ever increasing competitive industry. Due to this the Company is continually reevaluating its current product mix and supply channels to improve margins in 2018.

Operating expenses

Total operating expense for the six months ended June 30, 2018 and 2017 recognized was $7,576,848 and $5,739,133, respectively representing a 32.0% increase. The increase is attributable to the adoption of the Company’s new Equity Incentive Plan, the increase in sales commission related to the increase in revenue and the increase in professional fees.

General and Administrative – General and administrative expenses for the six months ended June 30, 2018 and 2017 totaled $1,037,009 and $827,107, respectively representing a 25.4% increase. The increase is mostly attributable to travel related expenses due to the Company’s strategic consolidation efforts.

Salary and benefits – Salary and employee benefits for the six months ended June 30, 2018 totaled $4,861,342, including $1,077,847 from non-cash stock based compensation, as compared to $3,786,690, including $149,045 from non-cash stock based compensation. The increase in revenue in the first two quarters of 2018 from the prior first two quarters in 2017 comes with an increase in sales commissions of $291,320 paid to and accrued by the Company’s sales team. Excluding sales commissions and stock based compensation, the Company reduced salaries by $140,653 in the first six months of 2018 compared to the first six months of 2017.

Professional Fees – Professional fees for the six months ended June 30, 2018 were $805,920 as compared to $241,423 for the six months ended June 30, 2017. The increase is attributable to consulting agreements in connection with the Company’s debt restructuring plans and plans to obtain financing for cash flow improvement. Consultants are also engaged to assist with the Company’s plans to up list the Company’s stock to the NASDAQ stock exchange and to evaluate possible M&A opportunities.

Other income and expenses

Interest Expense - Interest expense for the six months ended June 30, 2018 totaled $659,617, as compared to $732,055 for the six months ended June 30, 2017. The reduction of $72,428 is directly related to the decreasing amount of debt that is paid off from continuing operations.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $3,404,376 for the six months ended June 30, 2018, compared to a net loss of $779,614 for the six months ended June 30, 2017, an increase of $2,624,762. The increase in net loss is mainly attributable to issuances under the Company’s equity incentive plan adding $1,077,847 in non-cash expenses, an increase in professional fees, and the conversion of a debt instrument into common stock requiring the Company to recognize a non-cash loss on debt settlement in the amount of $1,264,237.

Liquidity and capital resources

As of June 30, 2018, the Company had cash in the amount of $696,276 of which $665,477 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $14,448,529, compared to cash in the amount of $709,244, of which $684,610 is restricted, and a working capital deficit of $14,755,001 as at December 31, 2017. In addition, the Company had stockholder’s equity of $260,856 at June 30, 2018 compared to a deficit of $1,248,168 as of December 31, 2017.

The Company’s accumulated deficit was $37,841,103 and $35,554,994 at June 30, 2018 and on December 31, 2017, respectively.

The Company’s operations resulted in net cash used of $21,097 during the six months ended June 30, 2018, compared to net cash provided of $4,909,178 during the six months ended June 30, 2017, a decrease of $4,930,275. The changes in the non-cash working capital accounts are primarily attributable to an increase in accounts receivable of $2,587,507 during the six months ended June 30, 2018 and an increase of $1,587,111 in accounts payable.

Net cash provided by investing activities was $37,582 for the six months ended June 30, 2018, compared to net cash used of $27,387 for the six months ended June 30, 2017, an increase of $10,195, attributable to increase in sale of fixed assets.

The Company’s financing activities used net cash of $29,453 during the six months ended June 30, 2018, compared to net cash used of $4,892,010 during the six months ended June 30, 2017. For the six months ended June 30, 2018, the Company increased the line of credit to support the demands of a growing backlog of customer orders and decreased the notes payable by $1,316,205.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, (Principal Financial and Accounting Officer) concluded that, as of June 30, 2018, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the six months ended June 30, 2018), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2017, the Company granted a total of 6,481,000 stock options, 2,200,000 stock options were granted to five Board members and 3,781,000 stock options were granted to the Chief Executive Officer pursuant to his Employment Contract and 500,000 to Company’s legal counsel, all with an exercise price of $0.11 per share.

On October 2, 2017 the Company granted 500,000 stock options to the Company’s CFO as part of the CFO’s employment agreement. The options are exercisable at a price of $0.145 per share.

On December 30, 2017 the Company authorized the issuance of 600,000 shares of common stock valued at $59,400 and 1,600,000 shares of Series C Preferred Stock as part of a debt extinguishment agreement with two related parties. The common shares were issued on June 9, 2018. The Series C Preferred Stock was valued at $0.80 per share. The total net amount of debt extinguished in this transaction was $5,811,334.95. The Company also authorized the issuance of 85,000 shares of Series C Preferred Stock and issued 3,000,000 stock warrants with an exercise price of $.20 as part of a separate debt reduction agreement with a different related party. The total net amount of debt forgiven in this transaction was $9,607,529.86.

On March 8, 2018, the Company granted a total of 1,700,000 shares of Common Stock and options to purchase up to 6,800,000 shares of Common Stock under the 2018 Equity Incentive Plan.

On June 7, 2018, the Company authorized the issuance of 8,600,000 shares of common stock to Jason Griffith. The issuance was part of a convertible provision in an existing note held by Jason Griffith. With the issuance of stock the debt and accrued interest was extinguished.

On June 26th, 2018, the Company issued 150,000 shares of stock to Maren Life Reinsurance LTD as part of a debt settlement agreement.

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

Date: August 20, 2018

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

