Form 10-Q
period 2018-09-30
Quest Solution, Inc.
filed 2018-11-19
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 71,621,970 shares of common stock, $0.001 par value, as of November 16, 2018.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(UNAUDITED)
ASSETS
Current assets
Cash	$56,060	$24,634
Restricted Cash	531,888	684,610
Accounts receivable, net	10,669,289	6,387,734
Inventory, net	1,058,148	439,720
Prepaid expenses	398,382	476,840
Other current assets	14,120	126,187
Total current assets	12,727,887	8,139,725

Fixed assets, net	64,101	92,803
Goodwill	10,114,164	10,114,164
Trade name, net	1,926,731	2,359,481
Customer Relationships, net	4,467,402	5,310,938
Other assets	32,862	39,512

Total assets	$29,333,147	$26,056,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$11,408,860	$13,239,810
Accrued interest on note payable	-	38,430
Line of credit	4,636,680	3,667,417
Accrued payroll and sales tax	2,381,202	1,531,233
Deferred revenue, net	9,157	761,194
Current portion of note payable	8,751,524	3,429,025
Notes payable, related parties	426,000	106,500
Other current liabilities	119,234	121,117
Total current liabilities	27,732,657	22,894,726

Long term liabilities
Note payable, related party	1,704,000	3,222,900
Accrued interest, related party	5,295	165,014
Long term portion of note payable	130,294	130,294
Deferred revenue, net	-	452,024
Other long term liabilities	430,759	439,833
Total liabilities	30,003,005	27,304,791

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated and 0 shares outstanding as of September 30, 2018 and December 31, 2017, respectively.	-	-
Series B Preferred stock; $0.001 par value; 1 share designated and 0 shares outstanding as of September 30, 2018 and December 31, 2017, respectively.	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 shares outstanding as of September 30, 2018 and December 31, 2017, respectively, liquidation preference of $1.00 per share and a cumulative dividend of $0.06 per share.	4,829	4,829
Common stock; $0.001 par value; 100,000,000 shares designated, 48,709,773 and 36,828,371 shares outstanding of September 30, 2018 and December 31, 2017, respectively.	48,710	36,828
Common stock to be repurchased by the Company	(230,490)	(230,490)
Additional paid-in capital	38,328,107	34,495,659
Accumulated (deficit)	(38,821,014)	(35,554,994)
Total stockholders’ deficit	(669,858)	(1,248,168)
Total liabilities and stockholders’ deficit	$29,333,147	$26,056,623

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
	2018	2017	2018	2017
Revenues
Total Revenues	$13,444,167	$12,964,054	$42,368,904	$40,886,754

Cost of goods sold
Cost of goods sold	10,745,156	10,132,067	33,687,461	32,263,124
Total costs of goods sold	10,745,156	10,132,067	33,687,461	32,263,124

Gross profit	2,699,011	2,831,987	8,681,443	8,623,630

Operating expenses
General and administrative	686,501	481,287	1,723,509	1,308,395
Salary and employee benefits	1,597,239	2,258,873	6,425,584	6,045,564
Depreciation and amortization	439,641	440,433	1,312,218	1,324,345
Professional fees	363,002	209,086	1,168,922	450,509
Total operating expenses	3,086,383	3,389,679	10,630,233	9,128,813

Loss from operations	(387,372)	(557,692)	(1,948,790)	(505,183)

Other income (expenses):
Interest expense	(302,940)	(343,092)	(962,556)	(1,075,147)
Other (expenses) income	(226,200)	(13,202)	(1,381,045)	(10,758)
Total other expenses	(529,139)	(329,890)	(2,343,601)	(1,085,905)

Net Loss Before Income Taxes	(916,511)	(887,582)	(4,292,391)	(1,591,088)

Provision for Income Taxes
Current	(15,859)	(15,300)	(44,356)	(91,409)
Total Provision for Income Taxes	(15,859)	(15,300)	(44,356)	(91,409)

Net Loss attributable to Quest Solution Inc.	$(932,370)	$(902,882)	$(4,336,747)	$(1,682,497)
Less: Preferred stock – Series C dividend	(47,540)	(47,540)	(142,490)	(141,071)

Net loss attributable to the common stockholders	$(979,910)	$(950,422)	$(4,479,237)	$(1,823,568)

Net (loss) per share - basic	$(0.02)	$(0.03)	$(0.11)	$(0.05)

Net loss per share from continuing operations - basic	$(0.02)	$(0.03)	$(0.11)	$(0.05)
Weighted average number of common shares outstanding - basic	48,709,773	35,812,210	42,592,783	35,587,238

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months ended September 30
	2018	2017
Cash flows from continuing operating activities:
Net loss	$(4,336,747)	$(1,682,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	1,124,769	565,593
Topic 606 Cumulative Adjustment	1,213,217	-
Debt Settlement	1,264,237	-
Depreciation and amortization	1,312,218	1,324,345
Loss on fixed asset disposal	(36,088)	-
Inventory write off	50,310	-
Restructuring expenses	-	26,880
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(4,281,555)	2,317,712
(Increase) / decrease in prepaid	78,458	(8,829)
(Increase) in inventory	(668,738)	(215,301)
Increase / (decrease) in accounts payable and accrued liabilities	4,932,599	2,992,271
Increase in accrued interest and accrued liabilities, related party	(1,081)	517,425
(Decrease) in deferred revenue, net	(1,204,061)	(195,418)
Increase / (decrease) in accrued payroll and sales taxes payable	849,969	(284,992)
Decrease in other assets	118,717	595,569
Increase / (decrease) in other liabilities	(153,448)	(47,186)
Net cash provided by operating activities	262,776	5,905,572

Cash flows from investing activities:
Changes in property and equipment, net	28,858	(10,142)
Net cash provided by investing activities	28,858	(29,532)

Cash flows from financing activities:
Proceeds from shares sold	8,561	21,059
Increase in notes funding	-	85,000
Proceeds (payments) from line of credit	969,263	(1,381,631)
Payment of notes/loans payable	(1,390,754)	(4,629,846)
Net cash used in financing activities	(412,930)	(5,905,418)

Net decrease in cash	31,426	(28,838)
Cash, beginning of period	24,634	289,480
Cash, end of period	$56,060	$260,642

Net increase (decrease) in restricted cash	(152,722)	19,390
Restricted cash, beginning of period	684,610	665,220
Restricted cash, end of period	$531,888	$684,610

Cash paid for interest	$555,839	$496,976
Cash paid for taxes	$-	$34,932
Supplementary for non-cash flow information:
Stock issued for debt settlement	$2,711,000	$-
Change in terms of accounts payable	$(6,763,549)	$-
Shares to be repurchased	$(230,490)	$(230,490)

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

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

Deferred net revenue on December 31, 2017	$1,213,217

Accumulated deficit on December 31, 2017	$(35,554,994)

Accumulated deficit on January 1, 2018	$(34,341,777)

Net loss on September 30, 2018	$(4,336,747)
Less: Preferred stock - Series C dividend	$(142,490)

Accumulated deficit on September 30, 2018	$(38,821,014)

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

	For the nine months ended September 30
					Topic 606	Topic 605
	Topic 606 2018	Topic 605 2018%		2017	Variance from 2017	Variance from 2017
Revenues
Total revenues	42,368,904	41,640,159	1.72%	40,886,754	1,482,150	753,405

Total costs of goods sold	33,687,461	33,364,061	(.96%)	32,263,124	1,424,337	1,100,937

Gross profit	8,681,443	8,276,098	4.90%	8,623,630	57,813	347,532

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

CASH

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $531,888 at September 30, 2018. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $12,501 and $12,501 for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the periods ended September 30, 2018 and December 31, 2017 was $1,276,286 and $1,701,714, respectively.

	September 30, 2018	December 31, 2017
Goodwill	$10,114,164	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	9,190,000	9,190,000
Accumulated amortization	(7,185,867)	(5,909,581)
Intangibles, net	$16,508,297	$17,784,583

The future amortization expense on the Trade Names and Customer Relationships are as follows:

Years ended December 31,
2018	$403,313
2019	1,471,714
2020	1,471,714
2021	1,405,792
2022	786,000
Thereafter	855,600
Total	$6,394,133

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

Intangibles

Intangible assets with finite useful lives consist of Trademark and customer lists and are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for the nine months ended September 30, 2018.

ADVERTISING

The Company generally expenses advertising costs as incurred. During the nine month periods ended September 30, 2018 and 2017, the Company spent $117,144 and $183,301 on advertising (marketing, trade show and store front expense), net of co-operative rebates, respectively. The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense in the periods they are received.

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

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended September 30, 2018 and 2017 were 42,592,783 and 35,587,238, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had a working capital deficit of $15,004,770 and an accumulated deficit of $38,821,014. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and in the first quarter of 2018), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The matters that resulted in 2017, and a net loss for the nine months ended September 30, 2018, which create substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017 as detailed in the Company’s Annual Report on Form 10-K filed on May 8, 2018. The Company was also able to settle anther liability to a related party by the issuance of common stock during the nine months ended September 30, 2018. The Company also has had modest growth in revenue during the nine months ended September 30, 2018 in comparison to the prior period. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable. Beginning January 1, 2015, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution. This coverage is available at all FDIC member institutions. The Company uses Zions National Bank, which is an FDIC insured institution. The restricted cash in the amount of $531,888 at September 30, 2018 is in excess of the FDIC limit.

For the nine months and year ended September 30, 2018 and December 31, 2017, one customer accounted for 21.99% and 15.7% of the Company’s revenues, respectively.

Accounts receivable at September 30, 2018 and December 31, 2017 are made up of trade receivables due from customers in the ordinary course of business. One customer made up 13.29% and another customer 15.7% of the trade accounts receivable balances at September 30, 2018 and December 31, 2017, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at September 30, 2018 and December 31, 2017. One vendor made up 65.7%% and 70.1%, respectively of the outstanding balance, which represented greater than 10% of accounts payable at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

At September 30, 2018 and December 31, 2017, accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Trade Accounts Receivable	$10,681,790	$6,400,235
Less Allowance for doubtful accounts	(12,501)	(12,501)
Total Accounts Receivable (net)	$10,669,289	$6,387,734

NOTE 5 – INVENTORY

At September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30, 2018	December 31, 2017
Equipment and clearing service	$1,009,537	$329,003
Raw Materials	1,784	31,697
Finished Goods	46,827	79,020
Total inventories	$1,058,148	$439,720

NOTE 6 – FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation expense for the period ended September 30, 2018 and December 31, 2017 was $35,932 and $48,058, respectively

	September 30, 2018	December 31, 2017
Equipment	$1,762,683	2,909,642
Furniture and Fixtures	194,432	316,853
Leasehold improvements	24,329	151,553
Accumulated depreciation	(1,917,343)	(3,285,245)
Fixed Assets, net	$64,101	92,803

NOTE 7 – OTHER LIABILITIES

At September 30, 2018 and December 31, 2017, other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Unearned Incentive from credit cards	$-	$77,307
Key Man life Insurance liability	-	150,146
Dividend payable	430,758	289,687
Others	119,235	43,811
	549,993	560,951
Less Current Portion	(119,235)	(121,118)
Total long term other liabilities	$430,758	$439,833

NOTE 8 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at September 30, 2018 was $4,636,680 and at December 31, 2017 $3,667,417 which includes accrued interest.

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

NOTE 9 - NOTES PAYABLE

Notes payable at September 30, 2018 and December 31, 2017, consists of the following:

	September 30, 2018	December 31, 2017
Supplier Note Payable	$8,690,465	$3,208,534
Insurance Note	19,687	-
All Other	171,666	350,785
Total	8,881,818	3,559,319
Less current portion	(8,751,524)	(3,429,025)
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable as of September 30, 2018 are as follows;

2018	$2,062,940
2019	130,294
Total	$2,193,234

In connection with the BCS’ acquisition the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ended October 2018. The loan bears interest at 1.89% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at September 30, 2018 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full.

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

●	On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 and the monthly installments of principal and accrued interest were increased to $400,000 commencing December 15, 2016 with any remaining principal and accrued interest due and payable on September 30, 2017. The Amendment also provides that the Company will make an additional principal payment of $300,000 by December 15, 2016.

●	On September 30, 2017, the Company entered into a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest is due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

●	On September 30, 2017, the Company entered into a Third Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to October 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On November 15th, 2017, the Company entered into a Fourth Amendment extending the maturity date to December 31st, and this Fourth Amendment is effective on October 31st, whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

●	On February 14, 2018, the Company entered into a Fifth Amendment extending the maturity date to June 30st, and this Fifth Amendment is effective on December 31, 2017 whereby any remaining principal and accrued interest is due and payable on March 31, 2018. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400,000 each.

On September 7, 2018, the Company entered into a Sixth Amendment extending the maturity date to January 31, 2019. The Amendment also increases the principal amount to $8,690,464.72, an increase of $6,763,549.41, by rolling the Company’s existing outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300,000 for the first three monthly payments, and also in the amount of $500,000 for the last two monthly payments prior to the notes maturity.

NOTE 10 – SUBORDINATED NOTES PAYABLE

Notes and loans payable consisted of the following:

	September 30, 2018	December 31, 2017

Note payable – Quest acquisition restructure	$930,000	$930,000
Note payable – BCS acquisition restructure	1,200,000	1,200,000
Quest Preferred Stock note payable	-	1,199,400
Total notes payable	$2,130,000	$3,329,400

For the nine months ended September 30, 2018, the Company extinguished all recorded interest expense in connection with these notes, and on December 31, 2017, the Company recorded interest expense in connection with these notes in the amount of $160,790.

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

The repayment of the subordinated notes payable at September 30, 2018 is as follows:

2018	$106,500
2018	426,000
2019	426,000
2020	426,000
Thereafter	745,500
Total	$2,130,000

NOTE 11 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of September 30, 2018, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2018, there was 1 preferred share designated and 0 preferred shares outstanding. Effective on September 30, 2016, with the divestiture of Quest Solution Canada Inc., the one share was redeemed by the Company and retired.

Series C

As of September 30, 2018, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

COMMON STOCK

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. In addition, the Company issued 70,000 shares to the Chief Financial Officer as additional fees pursuant to his Contractor Agreement.

On September 30, 2017, the Company issued 87,500 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant of 100,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation.

On August 2, 2017, the Company authorized the issuance of 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissensohn. The shares were issued in November, 2017.

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

On August 1st, 2018, the Company issued 200,000 shares of restricted stock, valued at $22,000, to John Nesbett as payment for services.

On August 1st, 2018, the Company issued 64,516 shares of restricted stock, valued at $20,000, to the Company’s legal team Sichenzia Ross Ference Kesner LLP as payment for services.

As of September 30, 2018, the Company had 48,709,773 common shares outstanding.

Warrants and Stock Options

On March 08, 2018, the Company adopted an Equity Incentive Plan (the “Plan”), as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. Ten million (10,000,000) shares of the Corporation’s common stock, par value $0.001 (the “Shares”), was set aside and reserved for issuance pursuant to the Plan.

Warrants - The following table summarizes information about warrants granted during the nine month periods ended September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	4,900,000	$0.21	1,405,000	$0.52

Warrants granted	-	-	1,500,000	0.11
Warrants expired	(200,000)	1.00	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	4,700,000	$0.17	2,905,000	$0.31

Exercisable warrants	4,700,000	$0.17	2,905,000	$0.31

Outstanding warrants as of September 30, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$0.11	2.84	1,500,000	$0.11	1,500,000	$0.11
$0.20	2.25	3,000,000	$0.20	3,000,000	$0.20
$0.28	1.74	200,000	$0.28	200,000	$0.28

$0.11 to 0.28	2.42	4,700,000	$0.17	4,700,000	$0.17

Warrants outstanding at September 30, 2018 and 2017 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	September 30, 2018	September 30, 2017

June 22,2018	$1.00	-	300,000
April 1, 2018	$0.25	-	900,000
April 30, 2018	$0.25	-	5,000
July 1, 2018	$1.00	-	200,000
June 26, 2020	$0.28	200.000	-
December 30, 2020	$0.20	3,000,000	-
August 2, 2021	$0.11	1,500,000	-

		4.700,000	1,405,000

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

The Company adopted an equity incentive plan on March 8, 2018, whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company shares of common stock as well as options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors in order to provide an inducement and serve as a long-term incentive program. The maximum number of common shares that may be reserved for issuance under the plan was set at 10,000,000. On November 15, 2018, the Company’s Board of Directors approved an increase in the amount of shares available under the Plan to 16,000,000.

The equity incentive plan adopted on March 8, 2018 and amended on November 15, 2018, is a separate, additional plan to the Company’s stock option plan adopted on November 17, 2014.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 16,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As of September 30, 2018, the Company had issued aggregate options, allowing for the subscription of 16,281,000 common shares of its share capital pursuant to the 2014 and 2018 stock incentive plans.

Stock Options - The following table summarizes information about stock options granted during the nine months ended September 30, 2017 and 2016:

	September 30, 2018		September 30, 2017
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	16,317,000	$0.17	5,625,000	$0.41

Stock options granted	-	-	3,500,000	$-
Stock options expired	36,000	$0.33	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	16,281,000	$0.17	9,125,000	$0.21

Exercisable stock options	13,689,416	$0.18	3,339,750	$0.34

Outstanding stock options as of September 30, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$0.075 to 0.09	3.41	2,981,000	$0.08	2,220,666	$0.08
$0.11	2.84	3,500,000	$0.11	3,500,000	$0.11
$0.12	4.43	6,800,000	$0.12	5,000,000	$0.12
$0.145	9.01	500,000	$0.145	500,000	$0.145
$0.50	6.15	2,500,000	$0.50	2,468,750	$0.50

$0.075 to 0.50	4.31	16,281,000	$0.17	13,689,416	$0.18

Stock options outstanding at September 30, 2018, and 2017 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	September 30, 2018	September 30, 2017
February 26, 2018	$0.37	-	72,000
April 27, 2018	$0.38	-	36,000
July 9, 2018	$0.33	-	36,000
August 2, 2021	$0.11	3,500,000	3,500,000
February 17, 2022	$0.075	760,333	760,333
February 17, 2022	$0.09	1,520,667	1,520,667
September 30, 2022	$0.09	700,000	700,000
June 5, 2023	$0.12	6,800,000	-
November 20, 2024	$0.50	2,500,000	2,500,000
October 2, 2027	$0.145	500,000	-

		16,281,000	9,125,000

Stock compensation expense is $1,124,553 for the nine months ended September 30, 2018 and $565,593 for the nine months ended September 30, 2017.

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

NOTE 14 – SUBSEQUENT EVENTS

On October 05, 2018, Quest Solution, Inc. (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with Walefar Investments, Ltd. (“Walefar”), and Campbeltown Consulting, Ltd., (“Campbeltown”), (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc., a Delaware company (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of the Company’s common stock (“Common Stock”), having a value of $5,298,897 based on the average closing price of the common stock for the 20 days’ preceding the Purchase Agreement (the “Per Share Value”), (ii) cash in the amount of $300,000, and (iii) a 12 month convertible promissory note with a principal amount of $700,000 and an interest rate of six percent (6%) per annum (the “Note”). The Note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236.

The Purchase Agreement constitutes a “related party transaction” as defined by Item 404 of Regulation S-K (§229.404) because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, a beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Niv Nissenson. Carlos Jaime Nissenson is also a stockholder and director of HTS. Pursuant to the Purchase Agreement, Shai Lustgarten shall receive 11,226,477 shares of the Company’s Common Stock and Carlos Jaime Nissenson shall receive 11,226,477 shares of the Company’s Common Stock.

Because of the related party nature of the Purchase Agreement, the Board formed a special committee consisting of Andrew MacMillan, an “independent director” of the Company as defined by Item 407 of Regulation S-K (§229.407) (the “Special Independent Director”) who had no financial interest in HTS. The Special Independent Director was responsible for negotiating the terms of the Purchase Agreement. The Special Independent Director was also given the power to work with the Company’s counsel on the Purchase Agreement and coordinate with the Company’s financial advisor. The Board received an analysis of what it believed was a fair valuation range for the purchase of HTS (the “Valuation Analysis”). Each of the Board members participated in a presentation of the HTS’ artificial intelligence (“AI”) technology and how that AI technology can complement the Company’s business and opportunities. Based on the Valuation Analysis, the Company’s vision of a combined company and the recommendation of the Special Independent Director, the Company made an offer to the shareholders of HTS (the “Offer”). Additionally, the Board received a fairness opinion with respect to the Offer. Following further deliberation and the recommendation of the Special Independent Director, the Purchase Agreement was unanimously approved by the independent directors of the Company. Shai Lustgarten and Niv Nissenson abstained from the vote because of their aforementioned related party interest in the Purchase Agreement.

The Company entered into a Purchase Agreement with Walefar and Campbeltown, pursuant to which the Company has purchased 100% of the capital stock of HTS. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of Common Stock, having a value of $5,298,897 based on the Per Share Value, (ii) cash in the amount of $300,000, and (iii) a 12 month convertible promissory note with a principal amount of $700,000 and an interest rate of six percent (6%) per annum (the “Note”). The Note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236.

On October 9, 2018, the Company issued 105,932 shares to Sichenzia Ross Ference LLP, 100,000 shares to Three Rivers Consulting and 100,000 shares to Corporate Profile LLC in exchange for services. The shares had an estimated value of $72,200.

On October 10, 2018, the Company issued 150,000 shares to Orion Capital Advisors LLC in exchange for services. The shares had an estimated value of $36,000.

On November 15, 2018, the Company’s Board of Directors approved an increase in the amount of shares eligible for great under the Plan adopted in March 2018 to 16,000,000.

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

The Company’s sales from continuing operations for the nine months ended September 30, 2018 were $42,368,904, an increase of $1,482,150, or 3.6% over the nine months ended in 2017.

The loss from continuing operations for the nine months ended September 30, 2017 was $4,336,747, an increase of $2,654,250 compared with the loss in the comparative prior year of $1,682,497. Basic loss per share from continuing operations in the first nine months of 2018 were ($0.10) versus ($0.04) per share in the first nine months of 2017.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had a working capital deficit of $15,004,770 and an accumulated deficit of $38,821,014. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and continued in 2018), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The addition of two new key vendors increased the Company’s purchasing power by adding credit availability in an amount just under $6,000,000. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

The matters that resulted in 2017, and a net loss for the nine months ended September 30, 2018, which create substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements effective in December of 2017. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Nine months ended September 30		Variance
	2018	2017	$	%
Revenue	$42,368,904	$40,886,754	1,482,150	3.6
Cost of Goods sold	33,687,461	32,263,124	1,424,337	4.4
Gross Profit	8,681,443	8,623,630	57,813	0.7
Operating Expenses	10,630,233	9,128,812	1,501,421	16.4
Income (loss) from operations	(1,948,791)	(505,183)	(1,443,608)	n/m
Net loss from continuing operations	(4,336,747)	(1,682,497)	(2,654,250)	n/m
Net Loss per common Share	$(0.11)	$(0.05)	(0.06)	n/m

n/m; not meaningful

Revenues

For the nine months ended September 30, 2018 and 2017, the Company generated net revenues in the amount of $42,368,904 and $40,886,754, respectively. The 2018 increase was attributable to a sturdy push from the Company’s sales team in taking advantage of the growing customer relationships that continue to gain strength each quarter.

It is important to note that the Company was affected by the adoption of ASC 606, in a manner of only recognizing revenue on a net basis on all service and maintenance contracts sold to customers. By comparison under the old ASC Topic 605 standard, the Company would have recognized revenues of $41,640,159, a decrease of $728,745 from the new standard under ASC Topic 606 in 2018.

Cost of Goods Sold

For the nine months ended September 30, 2018 and 2017, the Company recognized a total of $33,687,461 and $32,263,124, respectively, of cost of goods sold. Cost of goods sold were 79.5% of net revenues at September 30, 2018 and 78.9% of revenues at September 30, 2017. Variation from prior years is difficult in an ever-increasing competitive industry. Due to this the Company is continually reevaluating its current product mix and supply channels to improve margins in 2018.

Operating expenses

Total operating expense for the nine months ended September 30, 2018 and 2017 recognized was $10,630,233 and $9,128,812, respectively representing a 16.4% increase. The increase is attributable to the adoption of the Company’s new Equity Incentive Plan, the increase in sales commission related to the increase in revenue and the increase in professional fees.

General and Administrative – General and administrative expenses for the nine months ended September 30, 2018 and 2017 totaled $1,723,509 and $1,308,395, respectively representing a 31.7% increase. The increase is mostly attributable to travel related expenses due to the Company’s strategic consolidation efforts.

Salary and benefits – Salary and employee benefits for the nine months ended September 30, 2018 totaled $6,425,584, including $1,124,553 from non-cash stock-based compensation, as compared to $6,045,564, including $565,593 from non-cash stock based compensation. The increase in revenue in the first three quarters of 2018 from the prior first three quarters in 2017 comes with an increase in sales commissions of $267,254 paid to and accrued by the Company’s sales team. Excluding sales commissions and stock-based compensation, the Company reduced salaries by $472,547 in the first nine months of 2018 compared to the first nine months of 2017.

Professional Fees – Professional fees for the nine months ended September 30, 2018 were $1,168,922 as compared to $450,509 for the nine months ended September 30, 2017. The increase of $718,413 is attributable to consulting agreements in connection with the Company’s debt restructuring plans and plans to obtain financing for cash flow improvement. Consultants are also engaged to assist with the Company’s plans to up list the Company’s stock to the NASDAQ stock exchange and to evaluate possible M&A opportunities.

Other income and expenses

Interest Expense - Interest expense for the nine months ended September 30, 2018 totaled $962,556, as compared to $1,075,147 for the nine months ended September 30, 2017. The reduction of $112,591 is directly related to the decreasing amount of debt that is outstanding as a result of debt being paid off from continuing operations in 2018.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $4,336,747 for the nine months ended September 30, 2018, compared to a net loss of $1,682,497 for the nine months ended September 30, 2017, an increase of $2,654,250. The increase in net loss is mainly attributable to issuances under the Company’s equity incentive plan adding $1,124,553 in non-cash expenses, an increase in professional fees, and the conversion of a debt instrument into common stock requiring the Company to recognize a non-cash loss on debt settlement in the amount of $1,264,237.

Liquidity and capital resources

As of September 30, 2018, the Company had cash in the amount of $587,948 of which $531,888 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $15,004,770, compared to cash in the amount of $709,244, of which $684,610 was restricted, and a working capital deficit of $14,755,001 as at December 31, 2017. In addition, the Company had a stockholder’s equity deficit of $669,857 at September 30, 2018 compared to a deficit of $1,248,168 as of December 31, 2017.

The Company’s accumulated deficit was $38,821,014 and $35,554,994 at September 30, 2018 and on December 31, 2017, respectively.

The Company’s operations resulted in net cash provided of $262,776 during the nine months ended September 30, 2018, compared to net cash provided of $5,906,112 during the nine months ended September 30, 2017, a decrease of $5,643,336. The changes in the non-cash working capital accounts are primarily attributable to an increase in accounts receivable of $4,281,555, an increase in inventory of $668,738.

Net cash provided by investing activities was $28,858 for the nine months ended September 30, 2018, compared to net cash used of $29,532 for the nine months ended September 30, 2017, an decrease of $674, attributable to sales and depreciation of fixed assets.

The Company’s financing activities used net cash of $412,930 during the nine months ended September 30, 2018, compared to net cash used of $5,605,418 during the nine months ended September 30, 2017. The decrease is attributable to a decrease in the amount paid on a supplier note of $3,438,851 and an increase in the amount received from the Company’s line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, (Principal Financial and Accounting Officer) concluded that, as of September 30, 2018, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the nine months ended September 30, 2018), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of the report, there are no material legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. In addition, the Company issued 70,000 shares to the Chief Financial Officer as additional fees pursuant to his Contractor Agreement.

On September 30, 2017, the Company issued 87,500 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant 100,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation.

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

On August 1st, 2018, the Company issued 200,000 shares of restricted stock, valued at $22,000, to John Nesbett as payment for services.

On August 1st, 2018, the Company issued 64,516 shares of restricted stock, valued at $20,000, to the Company’s legal team Sichenzia Ross Ference Kesner LLP as payment for services.

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

Date: November 19, 2018

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

