Form 10-K
period 2018-12-31
Quest Solution, Inc.
filed 2019-06-05
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-09047

Quest Solution, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

860 Conger Street

Eugene, OR 97402
(Address of principal executive offices)(zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was $9,425,967

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 77,008,411 shares of common stock were outstanding as of June 3, 2019.

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

PART I

ITEM 1. BUSINESS

General

Quest Solution, Inc., a Delaware corporation, formerly Amerigo Energy, Inc., together with its wholly owned subsidiaries, referred to herein as “we,” “us,” and “our” (“Quest” or the “Company”), was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

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

On November 19, 2014, the Company entered into a Stock Purchase Agreement with Bar Code Specialties, Inc., a California corporation (“BCS”), and David Marin, the sole stockholder of BCS, pursuant to which the Company agreed to purchase all outstanding shares of common stock of BCS held by Mr. Marin for an aggregate purchase price of $10,396,316, payable in the form of a five-year secured subordinated convertible promissory note. BCS is a company specializing in systems integration and data collection. Initially the Company focused on the distribution vertical, but quickly grew its operational focus to include retail, manufacturing, food, and healthcare.

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc. (“ViascanQData”), a Canadian based operation in the same business line as Quest. The purchase price for the shares of ViascanQdata was 5,200,000 shares of Series B Preferred Stock (which were convertible on a 1:1 basis into common shares, with no other preferential rights) as well as a promissory note of one million five hundred thousand dollars ($1,500,000).

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

Subsequent to December 31, 2018, the Company learned that Quest Solution Canada, Inc. was sold and the Company is pursuing a claim for its percentage of the transaction proceeds and other damages.

On February 26, 2018, the Company entered into a lease termination agreement with David and Kathy Marin whereby it cancelled the lease for the premises located at 12272 Monarch St., Garden Grove, California effective as of April 20, 2018.

On February 28, 2018, the Company entered into a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described below in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

On February 28, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136.40 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described below in the description of the Marin Settlement II Agreement.

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $2,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins released their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share.

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

On June 7, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) with Jason Griffith, a creditor and principal stockholder of the Company. Griffith is the owner of a promissory note in the principal amount of $1.25 million plus he is owed accrued interest of $125,000 and is owed an additional $215,000 of accrued dividends on his Series C Preferred Stock (the $1,615,000 as calculated above is collectively referred to as the “Owed Amount”). Pursuant to the Settlement Agreement, Griffith will convert the Owed Amount into 8,600,000 shares of the Company’s restricted common stock and the Owed Amount will be deemed satisfied in full. Griffith will continue to retain ownership of his 1,800,000 shares of Series C Preferred Stock except that he agrees that all accrued dividends are deemed satisfied and no dividends will be payable or will accrue on these preferred shares until one year from the date of the Settlement Agreement and the Preferred Shares will be convertible into Common Stock at $1.00 per share at the holder’s option and will be automatically convertible into common stock if the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. Griffith has agreed that he will not publicly sell more than 10% of any Shares of Common Stock beneficially owned by him in any 30-day period.

On October 5, 2018, the Company entered into a purchase agreement (the “HTS Purchase Agreement”) with Walefar Investments, Ltd. (“Walefar”) and Campbeltown Consulting, Ltd. (“Campbeltown”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of the Company’s common stock, having a value of $5,298,897 based on the average closing price of the common stock for the 20 days’ preceding the HTS Purchase Agreement (the “Per Share Value”), (ii) cash in the amount of $300,000, and (iii) a 12 month convertible promissory note with a principal amount of $700,000 and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. The HTS Purchase Agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the agreement, Shai Lustgarten received 11,226,477 shares of the Company’s common stock and Carlos Jaime Nissenson received 11,226,477 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 77,008,411 from 88,093,068 as of May 29, 2019.

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5,000,000 of units (the “Units”) resulting in gross proceeds of $5,000,000, before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $0.30. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 16,666,667 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 16,666,667 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $0.35 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200,000 each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5,000,000. As a result of the Conversions, a principal amount of $150,000 is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 5, 2018.

Strategy

Following the divestiture of Quest Solution Canada Inc., the Company’s strategy has been to focus on operational excellence and cost reduction, addressing the balance sheet debt load and putting together a business plan that is based on revenue growth and technological leadership. The Company intends to continue to identify synergies within the Company to offer a more complete offering of products, services and technological solutions to customers throughout the United States. Furthermore, the market in which Quest operates is undergoing consolidation and Quest intends to start identifying strategic companies in the data collection, big data analytics and mobile systems integration market, as well as other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

The Company is a provider of products and solutions to two main markets, Supply Chain Management and Smart/Safe City. The Company has recently expanded its product solutions, which are based on Artificial Intelligence and Machine Learning algorithms and offer Computer Vision applications. Quest’s newest product offerings have not only established the Company as an innovative and technological company, but also one that is, able to offer its fortune 1,000 customers an end-to-end solution. Quest is a pioneer in providing cutting edge technological solutions to the markets it serves. The Company, as a world-wide systems integrator, focuses on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. Quest uses unique Computer Vision technology and additional identification technologies in its solutions. The Company is also a manufacturer and/or distributor of labels, tags, ribbons and RFID identification tags. Quest takes a consultative approach by offering end-to-end solutions that include software, algorithm, hardware, service contracts, communications and full lifecycle management services. Quest simplifies the integration process with its experienced team of professionals. The Company delivers problem solving solutions backed by numerous customer references. The Company offers comprehensive packaged and configurable software some of which is developed by Quest and some of it is sourced from 3rd parties. Quest is also a leading providing of bar code labels and ribbons (media) to its customers. Quest provides consultative services to companies to select, design and manufacture the right label for their product offering. Once a company selects the product, sales are generally highly repeatable on a regular basis.

Quest’s newest offering of groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and automated parking solutions.

Inspired by time-critical “friend or foe” decision-making processes, Quests’ patented algorithms are based on a combination of cognitive science and machine learning-based pattern recognition technology which is arbitrated through a multi-layered decision-making process that offers both speed and accuracy.

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

Quest has been successful in delivering mission critical mobile computing and data collection solutions to Fortune 1000 companies for over two decades. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for Quest to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth and opportunity available to the Company to succeed.

Core to the solutions offered by Quest is a full suite of configurable packaged software solutions that were internally developed and provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Order Entry: Software designed to increase productivity in the field. Remote workers increasingly demand rapid access to real-time information and up to date data to facilitate and streamline their job functions in the field for which we believe Quest’s Order Entry Software is the answer.

DSD and Route: Software packages designed to increase overall productivity. In the fourth quarter of 2016, Quest introduced the next generation of Direct Store Delivery (DSD) and Proof of Delivery software called Route Edge TM. The Quest DSD and Route Edge TM software packages include proprietary applications for portable devices, computer servers and management dashboards that extend the power of existing systems out to field associates to enhance routing and delivery efficiency.

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

Warehouse: Enhances efficiency in distribution and manufacturing environments. The warehouse is a collection of applications for portable devices that we believe extend the power of your existing system out to the warehouse floor and dock doors.

Proof of Delivery: Enhances document delivery performance. Quest offers proof-of-delivery capabilities as part of its Mobility Suite that we believe gives companies an edge over competitors by improving customer service.

WTMiP: Extends business beyond four walls. WTMiP provides the link between corporate and the mobile worker. WTMiP servers allow files and data to seamlessly synchronize between the corporate host and laptops, handheld devices and Windows CE or Windows Mobile devices.

Easy Order: Easy order on-line purchasing portal. Quest’s Easy Order Solution offers companies a customized portal that streamlines and simplifies ordering by providing clients with their own unique private on-line store.

QTSaaS (Quest Total Solutions as a Service): QTSaaS is a complete mobile services offering that includes hardware, software, services and wireless data in a bundled subscription payment offering over a period of time. Quest’s partnership with Hyperion Partners LLC and wireless carriers allows Quest to offer mobility solutions to our customers on platforms that extend the market into new mobile applications that previously were not being automated.

Media and Label Business: Repeatable easy order online purchasing portal. The largest segment of data collection opportunity for Quest is the barcode label market providing ongoing and repeatable purchasing business. Quest intends to continue in the label business in the United States to drive business growth and increased margins.

Target Markets

The two markets the Company serves are Smart/Safe City and Supply Chain Management. Quest’s groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and discerning customers within the access control, airport, border crossing, municipality safety and parking industries. Quest seeks to utilize its expertise and end-to-end software solutions in markets which we believe provide the greatest opportunity to increase margins.

Within the Supply Chain Management market, Quest believes it can further develop its existing customer base that is in need of replacing their legacy systems with a new go-to-market strategy that leverages our field sales and system resources, telemarketing, customer portals and vertical market and barcode label specialists. Quest also believes that its base of industry leading customers for the Company’s barcode label and ribbon (media) products in the manufacturing, distribution, transportation and logistics, retail and healthcare sectors, which sectors are at the core of Quest’s business are also ideal candidates for the Company’s machine learning technology. Quest has been successful in integrating mission critical mobile computing and data collection solutions for Fortune 1000 companies for over two decades. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for Quest to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth and opportunity available to the Company to succeed.

The Company believes that integrating its new patented and proprietary AI technology into its existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at the higher margins associated with the AI value-creation paradigm for both Quest and its fortune 1000 clientele.

Competitive overview

The mobile system integration market is characterized by a limited number of large competitors and numerous smaller niche players. Quest typically pursues larger accounts and national customers, competing most often with the larger channel partners, including Stratix, Peak Technologies, Lowry, and Barcoding Inc. For specific solutions, the Company also competes with niche players that are often focused on a single industry. Hardware sales are often pressured by competition from online retailers, but the Company believes that its consultative, integrated solutions approach is a clear differentiator for most prospective customers.

Sales Strategy

The Company’s current direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in reach mirrors the Company’s addition of new products and services. Sales team members are organized by industry areas of opportunity, areas of expertise and territory. Quest’s sales teams are organized to address national accounts offering a broad array of unique solutions for key lines of business applications, which allows for upsell and cross sell opportunities to our clients. For the barcode label (media) business, Quest utilizes a specialty sales force as well as action as resellers and distributors of Quest manufactured label products to serve the market.

Sales persons are supported internally by sales support personnel who coordinate quotes and logistics and by members of the systems engineering group and software teams.

The normal sales cycle is one (1) to six (6) months, and typically involves the development of a scope of work and preparation of a ROI analysis. Quest prepares templates for this purpose which reduces the sales cycle. The analyses and proposals include information on leasing and other financing options, which helps differentiate the Company from its competitors. The label business sales cycles are shorter with purchases made more frequently on a transactional basis.

General Discussion of Operations

Concentrations

For the years ended December 31, 2018 and 2017, one customer accounted for 17.0% and 15.7%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2018 and 2017 are made up of trade receivables due from customers in the ordinary course of business. Two customers together represented 23.71% of the balance of accounts receivable at December 31, 2018 and one customer made up 15.7% of the accounts receivable balance at December 31, 2017, which represented greater than 10% of accounts receivable at December 31, 2018 and 2017, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at December 31, 2018 and 2017. One vendor made up 62.7% and 70.1% of our accounts payable in 2018 and 2017, respectively, which represented greater than 10% of accounts payable at December 31, 2018 and 2017, respectively.

Employees and Consultants

As of the date of this filing, we had a total of 60 full time employees and 0 part time employees.

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

ITEM 2. PROPERTIES

The corporate offices of the Company are currently located at 860 Conger Street, Eugene, Oregon 97402. In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, Oregon 97402. The premises consist of approximately 7,000 square feet of warehouse and office space. The lease provided for monthly payments of $3,837 through March 2013 and is adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2% in any one year. The lease expired on March 31, 2017 and the Company extended the term of the lease for an additional two years with the same cost of living increase. The Company recently extended such lease for an additional 12 months. This location handles administrative functions as well as having an operations team, inside sales, warehouse and support center for Quest’s sales team.

The lease at the Company’s Ohio location, signed by Quest Marketing, Inc. in July 2011, provides for monthly payments of $2,587 through June 2012, and $2,691 thereafter. The lease is due for renewal on June 30, 2019, and the Company’s intention is to renew the lease for another term. This location is used by the Company’s software development team and engineers for assistance with its sales team.

The Company signed a new lease on February 1, 2018 for the Company’s office and warehouse location in Anaheim downsizing from Garden Grove, California. The Company rent is at the rate of $2,372 per month through January 31, 2019, then increasing to $2,466.54 per month to January 31, 2020. The rent from February 1, 2020 until February 28th 2021 is $2,565.20. The lease expires on February 28, 2021. This location houses satellite sales and a technical support office.

The Company opened an executive suite in Salt Lake City, Utah in August 2017. This office houses the offices for the Company’s CEO / interim CFO. Rent on this location was waived by the landlord until January 1st 2018, when the office space expanded to house a portion of the Company’s accounting and administrative staff. The Company’s rent per month at this location is now $28,613 per month. The Company intends to designate the Salt Lake City Office as its executive office.

As of October 1, 2018, in connection with the HTS acquisition, the Company added the lease for the offices for the R&D employees that are located in Israel. The rental cost for the three months ended December 2018 was $53,119. On December 2018, the offices moved to a “We Work” offices located in Haifa, Israel to reduce the rental cost. The amount paid for December 2018 was 9,170 Nis, in January 2019 12,838 Nis, from February 2019 until January 2020 the amount of 24,728 Nis per month and from January 2020, 30,230 Nis per month.

ITEM 3. LEGAL PROCEEDINGS

Our subsidiary, HTS USA, INC., is currently in litigation with Sagy Amit, a former employee, who claims that he is owed wages and commissions. The case is pending in the Superior Court of California, County of San Diego and discovery has just commenced. The Company intends to vigorously contest the action.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2017:
Fiscal Quarter Ended March 31, 2017	$0.15	$0.01
Fiscal Quarter Ended June 30, 2017	$0.14	$0.08
Fiscal Quarter Ended September 30, 2017	$0.15	$0.08
Fiscal Quarter Ended December 31, 2017	$0.14	$0.05

Fiscal Year Ended December 31, 2018:
Fiscal Quarter Ended March 31, 2018	$0.38	$0.05
Fiscal Quarter Ended June 30, 2018	$0.34	$0.19
Fiscal Quarter Ended September 30, 2018	$0.31	$0.18
Fiscal Quarter Ended December 31, 2018	$0.31	$0.15

On June 3, 2019, the common stock closed at $0.32 per share.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,621,000	$0.20	4,535,000

Total	25,621,000	$0.20	4,535,000

On January 23, 2019, the Company received shareholder approval to adopt its 2018 Equity Incentive Plan.

Dividends and other Distributions

Quest has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Quest may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company has no current plans to do so. Any future determination to pay cash dividends will be at the discretion of Quest’s board of directors. The Company’s Series C Preferred Stock pays a 6% dividend, but the Company was unable to make such dividend payments and so those dividends are accrued quarterly. Accrued but unpaid dividends do not bear interest. Pursuant to the settlement agreements made with Kurt Thomet, George Zicman, and with David and Kathleen Marin, in which over $15 million in debt was extinguished, the new shares of Series C Preferred Stock issued in exchange, totaling 1,685,000 shares, will not pay and will not accrue dividends for a 24 month period, or any time prior to March 1, 2020.

Recent Sales of Unregistered Securities

On December 11, 2018, the Company issued to Orion Capital Advisors, LLC (“Orion”) 150,000 shares of common stock pursuant to the Consulting Agreement between the Company and Orion dated October 10, 2018.

On December 11, 2018, the Company issued to Three Rivers Business Consulting, LLC (“Three Rivers”) 150,000 shares of common stock pursuant to the Business Development Agreement between the Corporation and Three Rivers dated August 1, 2018.

On December 7, 2018, the Company issued options to purchase an aggregate of 2,875,000 shares of common stock, at an exercise price of $0.27, pursuant to the Company’s 2018 Equity Incentive Plan.

On October 31, 2018, the Company issued options to purchase an aggregate of 2,165,000 shares of common stock, at an exercise price of $0.22, pursuant to the Company’s 2018 Equity Incentive Plan.

On October 18, 2018, the Company issued Orion 150,000 shares of common stock pursuant to a consulting agreement with Orion.

On October 11, 2018, the Company issued 22,452,954 shares of common stock, a 12-month convertible promissory note in the principal amount of $700,000 with a conversion price of $0.236, in connection with the HTS Purchase Agreement with Walefar and Campbeltown, dated October 5, 2018. As of the date of this filing, an aggregate principal amount of $300,000 remains outstanding. On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 77,008,411 from 88,093,068.

On October 4, 2018, the Company issued Yes If, LLC, an entity controlled by Jason Griffith, warrants to purchase an aggregate of 500,000 shares of common stock at $0.50 per share pursuant to his consulting agreement with the Company.

On October 4, 2018, the Company issued Orion Capital warrants to purchase an aggregate of 300,000 shares of common stock at $0.60 per share pursuant to a consulting agreement with the Company.

On October 4, 2018, the Company issued Three Rivers 100,000 shares of common stock, 100,000 shares of common stock to Corporate Profile LLC pursuant to a letter agreement and 105,932 shares of common stock to Sichenzia Ross Ference LLP for legal services.

On August 1, 2018, the Company issued 64,516 shares of common stock to the Company’s legal counsel, Sichenzia Ross Ference LLP as payment for legal services.

On July 27, 2018, the Company issued 200,000 shares of its common stock to John Nesbett pursuant to the Company’s investor relations agreement with his entity, Institutional Marketing Services, Inc. and Sichenzia Ross Ference, LLP was issued 64,516 shares of common stock for legal services.

On June 26, 2018, the Company issued 150,000 shares of common stock to Maren Life Reinsurance LTD and warrants to purchase 200,000 shares of common stock at $0.28 per share as part of a debt settlement agreement.

On June 7, 2018, the Company authorized the issuance of 8,600,000 shares of common stock to Jason Griffith. The issuance was part of a convertible provision in an existing note held by Jason Griffith. With the issuance of stock the debt and accrued interest was extinguished.

On March 8, 2018, the Company granted a total of 1,700,000 shares of common stock and options to purchase up to 6,800,000 shares of common stock under the 2018 Equity Incentive Plan. Also, pursuant to the Company’s 2018 Equity Incentive Plan, the Company granted 1,000,000 shares of the Company’s common stock to the Company’s Chief Executive Officer Shai Lustgarten. Also, the company granted a total of 1,800,000 shares to the individuals for services rendered including the Company’s Chief Financial Officer Ben Kemper, external consultants, Kurt Thomet, and George Zicman.

On December 30, 2017, the Company authorized the issuance of 600,000 shares of common stock valued at $59,400 and 1,600,000 shares of Series C Preferred Stock as part of a debt extinguishment agreement with Kurt Thomet and George Zicman who were creditors and former employees of the Company. The common shares were issued on June 9, 2018. The Series C Preferred Stock was valued at $0.80 per share. The total net amount of debt extinguished in this transaction was $5,811,334.95. The Company also authorized the issuance of 85,000 shares of Series C Preferred Stock and issued 3,000,000 stock warrants with an exercise price of $.20 as part of a separate debt reduction agreement with David Marin, who is a principal stockholder of the Company. The total net amount of debt forgiven in this transaction was $9,607,529.86.

On October 2, 2017, the Company granted 500,000 stock options to the Company’s CFO as part of the CFO’s employment agreement.

On August 2, 2017, the Company granted a total of 1,500,000 stock warrants with an exercise price of $0.11 per share and 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissenson.

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

In April 2017, the Company issued 640,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. The shares were valued at $48,000. In addition, the Company issued 70,000 shares to its then Chief Financial Officer as additional fees pursuant to his Contractor Agreement. The shares were valued at $8,400.

Issuer Purchases of Equity Securities

As of December 31, 2018, the Company had 71,928,336 shares of common stock outstanding. As of May 29, 2019, the Company had 77,008,411 shares of Common Stock outstanding.

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

OVERVIEW

The Company’s sales from continuing operations for 2018 were $56,202,000, representing an increase of $1,744,000 from 2017. Revenues in 2018 are presented in accordance with Accounting Standard Codification (“ASC”) 606 as compared with ASC 605 as presented in 2017. The change in the accounting principles reduced the Company’s revenues by approximately $ 4,621,000. If the same accounting treatment was applied, revenues in 2018 would have increased by 11.69% from revenues in 2017.

The loss from continuing operations for common stockholders was $5,410,657 in 2018, an increase of $3,269,177 from the prior year loss of $2,141,480. Basic and Diluted loss per share from continuing operations was $0.11 in 2018 compared to $0.06 per share in 2017. The Company, through successful efforts in cost reductions on many fronts, increased the adjusted EBITDA by 31.19% from the prior year of 2017.

In October 2018, the Company acquired HTS Image Processing, Inc. Management started looking for unique technologies to better position Quest as a technological leader by adding new products to Quest’s customers solutions and adding new vertical markets while differentiating Quest from its competitors. By having as part of Quest’s portfolio of solutions a unique technology, one that differentiate us from the competition in the Supply Chain / Industry 4.0 market.

HTS was thus acquired, with proven proprietary patented technology in the space of computer vision, machine learning, AI and pattern recognition that can be a game changer in the supply chain market, as well as the leader in the verticals it operates in, Parking, Homeland Security, Safe City and Safe District. The objective, bringing it all together to utilize our strengths within the markets we operate in and to the customers we serve.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company had a working capital deficit of $20,480,183 and an accumulated deficit of $39,752,433. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

The continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and continued in 2018);

The creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes;

The diversification in the sourcing and procurement of materials and finished goods. The addition of two new key vendors increased the Company’s purchasing power by adding credit availability in an amount just under $5,000,000;

With the acquisition of HTS in October 2018, the Company has in its portfolio of products a computer vision technology that is based on artificial intelligence and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cashflow on a consolidated basis. The Company plans for these products to be the main revenue source in 2019. Also with the acquisition of HTS, the Company acquired an operating facility with the ability for light manufacturing and assembling components. The Company can use HTS’s assembling facility to reduce the cost of goods and increase profit margins;

In April 2019, the Company raised approximately $5,000,000 in gross proceeds from the sale of 16,666,667 shares of the Company’s common stock. Management plans to use the proceeds to boost working capital and release the current sales backlog.

In April 2019, the Company reduced its factoring line of credit from $4,533,575 to $2,100,000.

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

	Years Ended December 31		Variation
	2018	2017	$	%
Revenue	$56,202,332	$54,458,845	1,743,487	3.2
Cost of Goods sold	43,139,895	43,089,210	50,685	0.1
Gross Profit	13,062,437	11,369,635	1,692,802	14.9
Operating Expenses	16,086,207	12,248,128	3,838,079	31.3
Loss from operations	(3,023,770)	(878,493)	(2,145,277)	244.2
Net loss	(5,222,045)	(2, 431,175)	(2,790,870)	114.8
Net Loss per common Share from continuing operations	(0.11)	(0.06)	(0.05)	81.7

Revenues

Revenue for 2018 and 2017 was generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers. For the years ended December 31, 2018 and 2017, the Company recognized $56,202,332 and $54,458,845 in net revenues, respectively. This represents an increase of 3.2%. The increase in 2018 was attributable to the continuation of our strategy to increase sales and open new markets. Also, additional revenue of $2,276,258 came in the fourth quarter from our acquisition of HTS Image Processing, Inc. in October 2018. In 2018, the Company changed the recognition of hardware service contracts according to the new accounting principles and recognized the revenue from this segment as agent. The change of accounting principles reduced the revenue by approximately $4,600,000. According to the old accounting recognition, the revenue of the Company in 2018 would have been approximately $60,800,000, an increase of 8.22% in revenue.

Cost of Goods Sold

For the years ended December 31, 2018 and 2017, the Company recognized a total of $43,139,895 and $43,089,210 respectively, of cost of goods sold. Cost of goods sold were 77.0% of net revenues for 2018 and 79.1% for 2017. Our gross margin percentage have remained relatively stable in an industry that is putting a lot of pressure on the gross margin. The increase in gross margins also reflects the Company’s focus on selling products with higher gross margins.

Operating expenses

For the years ended December 31, 2018 and 2017, operating expenses related to continuing operations were $16,086,207 and $12,248,128, respectively. This represents an increase of $3,838,079, or 31.3%, which is due to $1,126,287 of expenses from HTS that were consolidated in the 4th quarter for the first time, an increase in stock compensation of $1,467,539, an increase of $1,037,103 in professional fees, and partially offset by reducing base salary costs by approximately $1,000,000  . The following explains in detail the change in operating expenses.

Salary and benefits – Salary, commissions and employee benefits for the year ended December 31, 2018 totaled $9,917,079, compared to $7,951,970 for the year ended December 31, 2017, representing an increase of $1,965,109, or 24.7%. Included in salary and benefits is stock based compensation expense of $2,245,000 for the year ended December 31, 2018 compared to $750,745 for the year ended December 31, 2017. The major increase is in stock compensation expense, which is a non-cash item, is a result of issuing options to employees and consulting services providers. The increase in salary and benefits is attributable to the acquisition that is reflected in Q4 with $586,164 added to the Company’s cost. The increase in salary expense is also in part due to an increase in sales commissions and bonuses of $822,907. Also, the company reduce the base salary by $911,000 as part of the new infrastructure and reduction of cost.

General and Administrative – General and administrative expenses were $2,472,240 for the year ended December 31, 2018, compared to $1,858,847 for the year ended December 31, 2017, representing an increase of $613,393, or 33%. $274,778 of the increase is from the 4th quarter activities of HTS. The remaining increase of approximately $300,000 was due to the increased travel related expenses for road shows and acquisition related activities to implement strategic consolidation efforts, in addition to general growth of the company.

Professional Fees – Professional fees for the year ended December 31, 2018 were $1,855,525 compared to $674,374 for the year ended December 31, 2017. The increase of $1,181,151, or 175.1% was related to the Company’s strategic integration efforts for the consolidation of HTS.

Stock based compensation expense – Stock based compensation expenses for the year ended December 31, 2018 were $2,145,819, compared to $750,745 for the year ended December 31, 2017. This increase in 2018 relates to the issuance of shares and options. During 2018, management elected to increase the amount of stock-based compensation issued to sales personnel and key employees to better align their interests with the Company. Additionally, the Company issued increased amounts of stock-based compensation due to the acquisition of HTS IP and related issuances to new key personnel.

Other income and expenses

The Company incurred $1,570,003 in interest expense for the year ended December 31, 2018, compared to $1,555,350 for the year ended December 31, 2017. The interest expense in 2018 is comprised of interest incurred on promissory notes payable and finance costs. $290,287 is related to interest and finance costs incurred by HTS in the last quarter of 2018. The legacy Quest operation experienced a decrease in interest expense due to a reduction in the balance of notes payable and reorganizing finance costs and bank fees.

Other expense of $1,133,410 consist of a one time charge of $1,264,237 for the conversion of a debt instrument into common stock requiring the Company to recognize a non-cash loss on debt settlement. Also, the Company recognized other income of $150,000 related to termination of its key-man insurance policy.

Foreign currency transactions

Due to the acquisition of HTS IP which has operations in Israel, there were foreign currency transactions conducted in 2018. The effect of the currency transactions was not material to our financial performance.

Provision for income taxes

During the year ended December 31, 2018, the Company had $5,706 in state income tax expenses for states in which the Company recently began operations and for which past net operating losses may not apply. Additionally, the Company had foreign income tax expense of $41,645 related to operations of Teamtronics, Ltd. For the year ended December 31, 2017, the Company had no tax expense. For the year ended December 31, 2018, the Company recorded a deferred tax liability of $552,489 for the difference in the tax effect for the book versus tax basis for the intangible assets acquired with the acquisition of HTS. Given the Company’s uncertain as to the realization of the future tax benefits associated with the net deferred tax assets, a 100% valuation allowance as been recorded.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $5,222,045 for the year ended December 31, 2018, compared to a net loss from continuing operations of $2,431,175 for the year ended December 31, 2017. The increase of loss in 2018 cents, stock compensation and professional fees that expensed.

Liquidity and capital resources

At December 31, 2018, the Company had cash in the amount of $909,830 of which $531,938 is on deposit and restricted, and a working capital deficit of $20,480,183, compared to cash in the amount of $709,244 of which $684,610 was on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $15,439,611 for the year ended December 31, 2017. The Company had stockholders’ equity of $2,292,602 and stockholders’ deficit of $1,248,168 for the years ended December 31, 2018 and 2017, respectively. This increase in our stockholders’ equity was due to the acquisition of HTS in October 2018. A significant portion of the purchase price was paid in shares issued to the seller.

The Company’s accumulated deficit was $39,752,433 and $35,554,994 for the years ended December 31, 2018 and 2017, respectively.

The Company’s operations provided net cash of $2,695,557 and $7,490,304 for the years ended December 31, 2018 and 2017, respectively. The decrease in cash from operations of $4,794,747 is primarily a result of the increase in accounts receivable of $5,853,450 during 2018, compared to a decrease in accounts receivable of $4,201,943 during 2017, a difference of $10,055,393. This is partially offset by the increase in accounts payable of $8,114,282 during 2018, compared to an increase in accounts payable of $2,673,744 during 2017, a difference of $5,440,538. These two changes together account for $4,614,855 of the $4,794,747 decrease in cash provided by operations.

The Company’s cash used in investing activities was $151,337 for the year ended December 31, 2018 compared to cash used in investing activities of $36,581 for the year ended December 31, 2017. The primary use of cash for investing was the purchase of property and equipment of $28,848. The cash paid of $300,000 for the acquisition of HTS was reduced by the cash acquired with HTS of $279,979.

The Company’s financing activities used $2,555,099 of cash during the year ended December 31, 2018, and used $7,718,568 during the year ended December 31, 2017. During the year ended December 31, 2018, the Company made payments of $3,819,111 on its notes payable, including notes payable, related party, and its Supplier Secured Promissory note, compared to the year ended December 31, 2017, when the Company made payments of $6,353,900 on its notes payable, including its Supplier Secured Promissory note. Additionally, the Company raised $866,158 from the Company’s line of credit, compared to the year ended December 31, 2017, when $1,391,875 was paid down on the Company’s line of credit.

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

Revenue Recognition

The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically allow for the Company to recognize revenue when the product reaches the customer’s location.

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.

Revenue Recognition for Hardware

Revenues from sales of hardware products are recognized on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded as Net sales and the acquisition cost of the product recorded as Cost of sales. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon delivery of the product to the customer.

The Company’s vendor partners warrant most of the products the Company sells. These manufacturer warranties are assurance-type warranties and are not considered separate performance obligations. The warranties are not sold separately and only provide assurance that products will conform to the manufacturer’s specifications. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For warranties, the Company is arranging for those services to be provided by the third-party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Software

Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering (i) if the software provides its original intended functionality to the customer without the updates, (ii) if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, (iii) if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and (iv) if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For warranties, the Company is arranging for those services to be provided by the third-party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Services

The Company provides professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and the Company transfers those services.

Revenues from the sale of professional and support services, provided by the Company, are recognized over the period the service is provided. As the customer receives the benefit of the service each month, the Company recognizes the respective revenue on a gross basis as the Company is acting as a principal in the transaction. Additionally, the Company’s managed services team provides project support to customers that are billed on a fixed fee basis. The Company is acting as the principal in the transaction and recognizes revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Freight Costs

The Company records both the freight billed to its customers and the related freight costs as Cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as Cost of sales. The Company’s typical shipping terms result in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

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

INVENTORIES

Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventories is assessed based on review of future customer demand that considers multiple factors, including committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things. This valuation also requires us to make judgments and assumptions based on information currently available about market conditions, including competition, product pricing, product life cycle and development plans. If we overestimate demand for our products, the amount of our loss will be impacted by our contractual ability to reduce inventory purchases from our suppliers. Our assumptions of future product demand are inherently uncertain, and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2018. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO who is our Principal Financial Officer concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented on a timely basis by the Company’s internal controls. The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary on an on-going basis. The Company has hired additional finance department staff during the year ending December 31, 2018 which allows for a higher level of segregation and improve the Company’s overall compliance with COSO but the deficiency is still present. The hiring of additional staff is dependent upon the Company obtaining sufficient cash flows from operations or financings.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name and Address	Age	Position(s)
Shai Lustgarten	48	CEO, interim CFO and Chairman
Andrew J. MacMillan	71	Director
Neev Nissenson	40	Director
Yaron Shalem	46	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shai S. Lustgarten, was appointed the Company’s CEO in April 2017 and the Company’s interim CFO in December 2018. Mr. Lustgarten had been the Chief Executive Officer of Teamtronics, Inc. beginning June 2016. Teamtronics manufactures rugged computers and electronic equipment mainly used in the Gas and oil industry. From 2014 to 2017, Mr. Lustgarten was the Chief Executive Officer at Micronet Limited Inc., a developer and manufacturer of mobile computing platforms for integration into fleet management and mobile workforce solutions listed on the Tel Aviv Stock Exchange. From 2013 to 2014, Mr. Lustgarten served as EVP Business Development and Head of the Aerospace and defense Division of Micronet EnertecTechnologies, a technology company listed on the NASDAQ Capital Market. From 2009 to 2013 Mr. Lustgarten was VP of Sales, Marketing and CMO of TAT Technologies, a world leading supplier of electronic systems to the commercial and defense markets, from. His prior experience also includes serving as CEO of T.C.E. Aviation Ltd. in Belgium and serving a from 1993 to 1997 as the assistant to the Military Attaché at the Embassy of Israel in Washington, DC from. He received his Bachelor of Science degree in Business Management & Computer Science from the University of Maryland.

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

Yaron Shalem became a director of the Company in April 2018. He has extensive experience in financial and business management. Mr. Shalem has served as the Chief Financial Officer at Saga Foundation since January 2018. Prior to that Mr. Shalem served as the Chief Financial Officer at Singulariteam VC since January 2014 till January 2018. He also worked as the Chief Financial Officer at Mobli Media Inc. from January 2014 to December 2016. Mr. Shalem’s experience also includes serving as the Chief Financial Officer of TAT Technologies Ltd., a NASDAQ listing company, from April 2008 to December 2013. Mr. Shalem is a CPA in Israel. He received his B.A. in Economy & Accounting from Tel Aviv University in 1999 and an MBA degree from Bar-Ilan University 2004.

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2018 and 2017 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards		Option Awards		All Other Compensation		Total

Shai Lustgarten(1)	2017	$193,346	-	-		$241,037	(1)	-		$434,383
Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Interim Principal Financial Officer)	2018	262,178	260,000	$119,000		342,814				983,992

Benjamin Kemper (2)	2017	40,500	20,000			71,185	(2)	-		131,685
Former Chief Financial Officer	2018	142,483	120,000	59,500						321,983

Joey Trombino(3)						-
Former Chief Financial Officer	2017	87,850		8,400	(3)	-		52,030	(3)	148,280

Scot Ross(4)			-	-		-
Former Vice President of Finance	2017	235,835						92,408	(4)	328,243

Jason Griffith	2017	-	-	-		-		108,000	(5)	108,000
Former Executive Vice President of Corporate Development & Investor Relations

George Zicman				-		-		-
Former Vice President of Sales	2017	335,830								335,830

Thomas O. Miller			-	-		-		-
Former President and Chairman of the Board (Principal Executive Officer from May 1, 2015 through April 1, 2017)	2017	43,076	-	-		18,994	(6)	-		62,070

1.	Mr. Lustgarten began his employment as the Company’s CEO on April 1, 2017. The fair value of the options awarded to Mr. Lustgarten in 2017 and 2018 was determined to be $241,037 and $262,178, respectively using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Mr. Lustgarten’s salary for 2018 includes $15,312 in salary from HTS Image Processing, Inc. which the Company acquired in October 2018 and a $2,250 car allowance for the period October to December 2018.

2.	Mr. Kemper began his employment as the Company’s CFO on August 21, 2017. The salary includes $12,483 from HTS Image Processing, Inc. Mr. Kemper resigned on December 18, 2018. The fair value of the options awarded to Mr. Kemper was determined to be $71,185 using the Black-Scholes Option Pricing, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends.

3.	Mr. Trombino began his employment with the Company on May 2, 2016. Mr. Trombino resigned on August 21, 2017. Pursuant to the Termination Agreement between the Company and Mr. Trombino dated September 29, 2017, the Company paid Mr. Trombino $52,000. The shares of common stock awarded to Mr. Trombino in 2016 and 2017 were valued based on the price of the common stock on the date of issuance.

4.	On July 31, 2016, Mr. Ross and the Company entered into a Separation Agreement whereby Mr. Ross’s employment contract was terminated. The Separation Agreement included a severance of $165,000 which is payable over 22 equal bi-weekly installments. The total severance and the amounts relating to his car allowance are included in the column entitled “All Other Compensation.”

5.	Pursuant to the Separation Agreement and General Release between the Company and Jason Griffith, dated July 21, 2016, the Company paid Jason Griffith $108,000 as severance pay in 2017.

6.	The fair value of the options awarded to Mr. Miller was determined to be $18,994 using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Employment Contracts

On April 1, 2017, the Company entered into an employment agreement with our President and Chief Executive Officer, Shai Lustgarten. The employment agreement has an initial term of two years with an initial base salary of $240,000 per year. Mr. Lustgarten has the ability to earn a performance based bonus at the discretion of the board. Mr. Lustgarten’s employment agreement was extended an additional two years.

On August 21, 2017, the Company entered into an employment agreement with Benjamin Kemper, the Company’s former Chief Financial Officer. The employment agreement provided for a base salary of $130,000. Mr. Kemper resigned from his position as Chief Financial Officer on December 18, 2018. Mr. Lustgarten has since assumed the role of Interim Chief Financial Officer of the Company.

At the sole discretion of our Board of Directors, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(2) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
William Austin Lewis, IV(1)	2017	48,000	9,600	-	-	-	-	57,600

Neev Nissenson (2)	2017	9,000		40,596	-	-	-	49,596
	2018	12,000		64,026
Andrew MacMillan (2)	2017	9,000		40,596	-	-	-	49,596
	2018	12,000		64,026
Yaron Shalem (2)	2017	9,000		40,596	-	-	-	49,596
	2018	12,000		64,026

1.	Mr. Lewis became a member of the Board in July 2015 and resigned on April 18, 2017. The shares of common stock awarded to Mr. Lewis were valued based on the price of the common stock on the date of issuance.

2.	The fair value of the options awarded to Mr. Nissenson, MacMillan and Shalem in 2017 and 2018 was determined to be $40,596 and $64,026, respectively using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment agreement for our named executive officer generally provides that in the event of termination of such executive’s employment for any reason, or if the executive resigns, the Company is required pay certain separation benefits, including (i) unpaid annual salary earned through the termination date; (ii) unused vacation; (iii) accrued and unpaid expenses; and (iv) other vested and accrued benefits to which he is entitled under the Company’s employee benefit plan. In the event the executive voluntarily resigns for “good reason” (as defined in each executive’s respective Employment Agreement) or the Company terminates their employment for any reason other than for cause (as defined in each executive’s respective Employment Agreement), the Company will be required to pay certain termination benefits, including (i) a lump sum payment equal to the greater of (A) unpaid annual salary through the end of the Initial Term or Renewal Term (as those terms are defined in each executive’s respective Employment Agreement) or (B) two years of annual salary and (ii) COBRA reimbursement.

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of four members, Shai Lustgarten, Andrew J. MacMillan, Neev Nisenson and Yaron Shalem. Mr. Lustgarten also serves as our Chief Executive Officer. William Austin Lewis resigned from the Board in April 2017. Thomas O. Miller resigned from the Board in July 2017.

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

Meetings

Our Board of Directors met five times during 2018. Each member of our Board of Directors attended 100% of the total number of meetings of our Board and its committees on which he served during 2018.

Board Committees

We have three standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee. We believe that the members of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee are deemed to be “independent” pursuant to the NASDAQ listing standards and applicable SEC rules. We believe that all members of our Board of Directors have been and remain qualified to serve on the committees of our Board and have the experience and knowledge to perform the duties required of the committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of May 9, 2019: (i) by each of our directors; (ii) by each of our executive officers; (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of May 29, 2019, there were 77,008,411 shares of our common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO) (1)	22,305,981	26.54%
Andrew MacMillan (2)	1,100,000	1.43%
Yaron Shalem (2)	1,100,000	1.43%
Neev Nissenson (2)	1,100,000	1.43%
David Marin (3)	6,294,500	8.17%
Carlos Nissenson (4)	16,884,982	21.06%
All Executive Officers and Directors as a group (4 individuals)	25,605,981	33.25%

1.	Includes 6,381,000 shares issuable upon the exercise of options. Also includes (i) 13,618,315 shares and (ii) 666,666 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.
2.	Represents shares issuable upon exercise of options.
3.	Includes 5,939,750 shares issuable upon the conversion of preferred stock and the exercise of warrants. The address of the shareholder is 12272 Monarch Street, Garden Grove, CA 92841.
4.	The address of the shareholder is Vasili Michailidi 9, 3206 Limassol, Cyprus. Includes 13,718,315 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Nissenson. Also includes 3,166,667 shares underlying warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2017

On August 2, 2017, the Company entered into a Consulting agreement with Carlos J. Nissenson, a family member of a Director of the Company. The terms and condition of the contract are as follows:

●	24 month term with 90 day termination notice by the Company

●	A monthly fee of $15,000 and a one-time signatory fee of 600,000 restricted shares

●	1,500,000 warrants to buy shares at $0.11 having a four year life and a vesting period of 12 months in 4 quarterly and equal installments, subject to Mr. Nissensohn’s continuous service to the Company

●	In case the Company procures debt financing during the term of this agreement, without any equity component, Mr. Nissenson shall be entitled to 3% of the gross funds raised, however if the Company is required to pay a success fee to another external entity, then Mr. Nissenson shall be entitled to only 2% of the gross funds raised

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3,000,000 to the Company within 24 months of the date the contract, Mr. Nissenson shall further be entitled to certain warrants to be granted by the Company which upon their exercise pursuant to their terms, Mr. Nissenson shall be entitled to receive QUEST shares which represent 3% of the QUEST issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by QUEST are subject to the approval of the Board of Directors of QUEST. However, if the Board does not approve the issuance of warrants; then Mr. Nissenson will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissenson will be entitled to a $ 50,000 onetime payment which shall be paid on the 1st day that the QUEST shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that Company shall close any M&A transaction with a third party target, Mr. Nissenson shall be entitled to a success fee in the amount equal to 3% of the total transaction price, in any combination of cash and shares that will be determined by QUEST

On September 8, 2017, the Company’s board of directors approved the Company’s consulting agreement (the “Consulting Agreement”) with YES IF (the “Consultant”), an entity controlled by Jason Griffith, the Company’s former Chief Executive Officer and a principal stockholder. The Consultant shall provide the Company and its controlled entities with certain business development, managerial, measures to improve efficiency and cost savings and financial services in accordance with the terms and conditions of the Consulting Agreement. In exchange for its consulting services, the Consultant will receive a monthly fee of $10,000 for the months of September through December 2017, $15,000 per month for the months of January through June 2018 and $20,000 per month for the months of July 2018 through August 2019. As the former CEO of the Company, the Company believes that the Consultant will be extremely beneficial to the Company in connection with its recently announced business restructuring efforts.

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

2018

On February 26, 2018, the Company entered into a lease termination agreement with David and Kathy Marin whereby it canceled the lease for the premises located at 12272 Monarch St., Garden Grove, California effective as of April 20, 2018.

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465.17 (the “Owed Amount”) was outstanding as of February 26, 2018which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465.17 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $2,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins released their security interest against the Company. In connection with the $9,495,465.17 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share.

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

On February 28, 2018, the Company entered into a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

On June 7, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) with Jason Griffith, a creditor and principal stockholder of the Company. Griffith is the owner of a promissory note in the principal amount of $1.25 million plus he is owed accrued interest of $125,000 and is owed an additional $215,000 of accrued dividends on his Series C Preferred Stock (the $1,615,000 as calculated above is collectively referred to as the “Owed Amount”). Pursuant to the Settlement Agreement, Griffith will convert the Owed Amount into 8,600,000 shares of the Company’s restricted common stock and the Owed Amount will be deemed satisfied in full. Griffith will continue to retain ownership of his 1,800,000 shares of Series C Preferred Stock except that he agrees that all accrued dividends are deemed satisfied and no dividends will be payable or will accrue on these preferred shares until one year from the date of the Settlement Agreement and the Preferred Shares will be convertible into Common Stock at $1.00 per share at the holder’s option and will be automatically convertible into common stock if the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. Griffith has agreed that he will not publicly sell more than 10% of any Shares of Common Stock beneficially owned by him in any 30-day period.

On October 5, 2018, the Company entered into the HTS Purchase Agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of the Company’s common stock, having a value of $5,298,897 based on the average closing price of the common stock for the 20 days’ preceding the HTS Purchase Agreement (the “Per Share Value”), (ii) cash in the amount of $300,000, and (iii) a 12 month convertible promissory note with a principal amount of $700,000 and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. The HTS Purchase Agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, a beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the HTS Purchase Agreement, Shai Lustgarten received 11,226,477 shares of the Company’s common stock and Carlos Jaime Nissenson received 11,226,477 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 77,008,411 from 88,093,068.

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

The table below sets forth the aggregate fees we paid to RBSM, LLP for audit and non-audit services provided to us in 2018 and 2017.

	Fiscal Year Ended
	December 31,
	2018	2017
Audit fees	$189,000	$139,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Totals	$189,000	$139,000

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

ITEM 16. SUMMARY.

NONE.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2019

QUEST SOLUTION, INC.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Director, Chairman of the Board, Principal Executive Officer and Principal Accounting Officer	June 5, 2019
Shai Lustgarten

/s/ Yaron Shalem, IV	Director	June 5, 2019
Yaron Shalem, IV

/s/ Neev Nissenson	Director	June 5, 2019
Neev Nissenson

/s/ Andrew J. MacMillan	Director	June 5, 2019
Andrew J. MacMillan

QUEST SOLUTION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Quest Solution, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Solution, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and recurring losses. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015

Larkspur, CA

June 5, 2019

QUEST SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$377,892	$24,634
Accounts receivable, net	12,261,628	6,387,734
Inventory	1,803,523	439,720
Prepaid expenses	169,455	476,840
Other current assets	77,780	126,187
Total current assets	14,690,278	7,455,115

Fixed assets, net of accumulated depreciation of $2,036,713 and $3,285,245, respectively	388,955	92,803
Goodwill	13,920,508	10,114,164
Trade name	1,804,596	2,359,481
Customer relationships	7,514,001	5,310,938
Other intangibles	1,267,432	-
Cash, restricted	531,938	684,610
Other assets	30,763	39,512
Total assets	$40,148,471	$26,056,623

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$17,484,212	$13,239,810
Accrued interest and accrued liabilities, related party	-	38,430
Line of credit	4,533,575	3,667,417
Accrued payroll and sales tax	2,173,345	1,531,233
Deferred revenue, net	-	761,194
Notes payable, related parties – current portion	1,891,000	106,500
Notes payable – current portion	8,823,151	3,429,025
Other current liabilities	265,178	121,117
Total current liabilities	35,170,461	22,894,726

Long term liabilities
Notes payable, related party, less current portion	1,911,973	3,222,900
Accrued interest and accrued liabilities, related party	32,898	165,014
Notes payable, less current portion	130,294	130,294
Deferred revenue, net	-	452,024
Other long term liabilities	610,243	439,833
Total liabilities	37,855,869	27,304,791

Commitments and contingencies (Note 10)	-	-

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 and 4,828,530 shares issued and outstanding, respectively	4,829	4,829
Common stock; $0.001 par value; 200,000,000 shares authorized; 71,931,693 and 36,828,371 shares issued and outstanding, respectively.	71,933	36,828
Common stock; $0.001 par value; 11,084,657 shares to be received	(2,615,979)	-
Common stock to be repurchased by the Company	(230,490)	(230,490)
Additional paid-in capital	44,813,861	34,495,659
Accumulated (deficit)	(39,752,433)	(35,554,994)
Accumulated other comprehensive loss	881	-
Total stockholders’ equity (deficit)	2,292,602	(1,248,168)
Total liabilities and stockholders’ equity (deficit)	$40,148,471	$26,056,623

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2018	2017
Revenues
Total Revenues, net	$56,202,332	$54,458,845

Cost of goods sold
Cost of goods sold	43,139,895	43,089,210

Gross profit	13,062,437	11,369,635

Operating expenses
General and administrative	2,472,240	1,858,847
Salary and employee benefits	9,917,079	7,951,970
Depreciation and amortization	1,841,363	1,762,937
Professional fees	1,855,525	674,374
Total operating expenses	16,086,207	12,248,128

Loss from operations	(3,023,770)	(878,493)

Other income (expenses):
Interest expense	(1,570,003)	(1,555,350)
Restructuring expense	-	(26,880)
Other (expenses) income	(1,133,410)	29,548
Total other expense	(2,703,413)	(1,552,682)

Net loss before income taxes	(5,727,183)	(2,431,175)

(Provision) benefit for Income Taxes
Current	(47,351)	-
Deferred	552,489	-
Total income tax benefit (provision)	505,138	-

Net loss from continuing operations	(5,222,045)	(2,431,175)
Less: Preferred stock – series C dividend	188,612	(289,695)

Net loss attributable to the common stockholders	(5,410,657)	(2,141,480)
Foreign currency translation adjustment	881	-
Other comprehensive income (loss)	$(5,409,776)	$(2,141,480)

Net loss per share - basic	$(0.11)	$(0.06)
Net loss per share - diluted	$(0.11)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	49,630,590	35,814,751

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2018 and 2017

	Series C				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	Equity(deficit)

Balance, December 31, 2016	3,143,530	$3,144	35,095,763	$35,095	$18,302,262	$(230,490)	$(32,935,199)	$-	$(14,825,188)

Board issuances	-	-	87,500	88	8,093	-	-	-	8,181
Dividend on class C shares	-	-	-	-	-	-	(188,620)	-	(188,620)
ESPP stock issuance	-	-	335,108	335	26,871	-	-	-	27,206
Stock-based compensation – options and warrants	-	-	-	-	686,164	-	-	-	686,164
Stock-based compensation	-	-	710,000	710	55,690	-	-	-	56,400
Debt settlements	1,685,000	1,685	600,000	600	15,416,579	-	-	-	15,418,864
Net loss	-	-	-	-	-	-	(2,431,175)	-	(2,431,175)
Balance, December 31, 2017	4,828,530	4,829	36,828,371	36,828	34,495,659	(230,490)	(35,554,994)	$-	(1,248,168)

ASC 606							1,213,218	-	1,213,218
Board issuances	-	-	1,000,000	1,000	118,000	-	-	-	119,000
Dividend on class C shares	-	-	-	-	-	-	(188,612)	-	(188,612)
ESPP stock issuance	-	-	79,920	80	11,132	-	-	-	11,212
Stock-based compensation – options and warrants	-	-	-	-	1,818,018	-	-	-	1,818,018
Stock-based compensation	-	-	2,820,448	2,821	392,144	-		-	394,965
Debt settlements	-	-	8,600,000	8,600	2,657,613		-		2,666,213
Shares issued for acquisition of HTS	-	-	22,452,954	22,454	5,276,443	-	-	-	5,298,897
Shares to be received	-	-			(2,615,979)	-	-	-	(2,615,979)
Other	-	-	150,000	150	44,852	-	-	-	45,002
Accumulated other comprehensive Loss	-	-	-	-	-	-	-	881	881
Net loss	-	-	-	-	-	-	(5,222,045)	-	(5,222,045)

Balance, December 31, 2018	4,828,530	$4,829	71,931,693	$71,933	$42,197,882	(230,490)	$(39,752,433)	$881	$2,292,602

The accompanying notes to the financials should be read in conjunction with these financial statements.

QUEST SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2018	2017
Cash flows from operations
Net loss	$(5,222,045)	$(2,431,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring expenses	-	26,880
Change in deferred tax allowance	(552,489)	-
Stock-based compensation	2,387,397	750,745
Excess fair value of common stock issued for debt conversion	1,264,237	-
Depreciation and amortization	1,841,363	1,762,937
Write-off of other assets	(36,088)	117,526
Other	(10,412)
Amortization of debt discount	59,258	-

Changes in operating assets and liabilities:
Accounts receivable	(5,853,450)	4,201,943
Prepaid expenses	322,138	(203,914)
Inventory	(428,730)	(25,653)
Other assets	48,515	654,830
Accounts payable and accrued liabilities	8,114,282	2,673,744
Accrued interest and accrued liabilities, related party	32,030	707,125
Deferred revenue, net	-	(231,231)
Accrued payroll and sales taxes payable	642,112	(325,581)
Other liabilities	87,439	(187,872)
Net cash provided by operating activities	2,695,557	7,490,304

Cash flows from investing activities
		-
Restricted cash	152,672	(19,390)
Purchase of property and equipment	(28,848)	(17,191)
Cash paid for acquisition net of cash acquired	(23,236)	-
Cash from sale of assets	42,000	-
Other assets	8,749	-
Net cash provided by (used in) investing activities	151,337	(36,581)

Cash flows from financing activities
Proceeds from sale of common stock	11,212	27,206
Payments on notes/loans payable	(3,819,111)	(6,353,900)
Proceeds from the issuance of notes/loans payable	486,420	-
Proceeds (payments) from line of credit	866,158	(1,391,875)
Due to Owner	(99,778)	-
Net cash used in financing activities	(2,555,099)	(7,718,569)

Net increase (decrease) in cash	291,795	(264,846)
Foreign currency translation adjustment	61,463	-
Cash, beginning of year	24,634	289,480
Cash, end of year	$377,892	$24,634

Net increase (decrease) in restricted cash	(152,672)	19,390
Restricted cash, beginning of year	684,610	665,220
Restricted cash, end of year	$531,938	$684,610

Cash paid for interest	$1,440,100	$692,358
Cash paid for taxes	$-	$(19,848)
Supplementary for non-cash flow information:
Stock issued for services	$2,212,983	$750,745
Stock issued for debt settlement	$2,711,215	$-
Accounts payable converted to notes payable	$(6,763,549)	$-
Shares to be repurchased	$-	$(230,490)
Notes payable – related party and accrued interest converted to common stock	2,666,213	-
Equity Issued for advance, related party	$-	$100,000
Conversion of debt and accrued interest to equity, related parties	$-	$15,418,864

The accompanying notes are integral to these consolidated financial statements.

QUEST SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

History

In May 2014, the Board of Directors voted to seek approval from the shareholders of the Company for a name change from Amerigo Energy, Inc. to Quest Solution, Inc. The Company received the approval from a majority of its stockholders and filed the amendment to its Articles of Incorporation with the State of Delaware. The name change became effective by the State of Delaware on May 30, 2014. The Company also requested a new stock symbol as a result of the name change and we were assigned our new trading symbol “QUES”.

In November 2014, the Company acquired 100% of the shares of Bar Code Specialties, Inc. (“BCS”) located in Southern California. BCS is a national mobility systems integrator and label manufacturer with a focus on warehouse and distribution industries. Since the combination of the two companies, the Company has been exploring efficiencies in all facets of the businesses and learning best practices from both executive teams. On December 31, 2016, the Company merged BCS into Quest Marketing to form one US legal entity as part of its streamlining efforts.

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc. (“Viascan”), a Canadian based operation in the same business line as Quest and their CEO, Gilles Gaudreault, was appointed the CEO of Quest, with our then CEO, Tom Miller, remaining as President and Chairman of the Board. During the 2016 fiscal year, Viascan changed its corporate name to Quest Solution Canada Inc.

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $576,592 was received at closing and the balance was required to be paid before April 30, 2017. In addition, the Company redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $31,742 thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1,000,000 of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

-	● Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

-	● The Company is canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2,300,000, received upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

-	● The Company also negotiated a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

-	● The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

The operations of Quest Solution Canada Inc. have been classified as a discontinued operation and the assets and liabilities of Quest Solution Canada Inc. have been classified as held for disposal.

On October 5, 2018, the Company entered into the HTS Purchase Agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. Also, the Company acquired HTS’s wholly owned subsidiaries HTS USA, Inc. and Teamtronics Ltd (“TT Ltd”).

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company had a working capital deficit of $20,480,183 and an accumulated deficit of $39,752,433. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

The continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2017 and continued in 2018);

The creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes;

The diversification in the sourcing and procurement of materials and finished goods. During 2017 and 2018, the increase in business relationship with two key vendors increased the Company’s purchasing power by adding credit availability in an amount just under $5,000,000;

With the acquisition of HTS in October 2018, the Company has in its portfolio of products a computer vision technology that is based on artificial intelligence and machine learning concepts. These solutions have a higher gross profit that will provide an increase cashflow on a consolidated basis. The Company plans for these products to be the main revenue source in 2019. Also with the acquisition of HTS, the Company acquired an operating facility with the ability for light manufacturing and assembling components. The Company can use HTS’s assembling facility to reduce the cost of goods and increase profit margins;

In April 2019, the Company raised approximately $5,000,000 in gross proceeds from the sale of 16,666,667 shares the Company’s common stock. Management plans to use the proceeds to boost working capital and release the current sales backlog.

In April 2019, the Company reduced its factoring line of credit from $4,533,575 to $2,100,000.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Quest include the combined accounts of Quest Marketing, BCS, and HTS

RECLASSIFICATIONS

Certain amounts in the financial statements of the prior years have been reclassified to conform to the current year presentation for comparative purposes.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements. Significant areas where estimates and management judgments were used include calculation of stock based compensation, deferred tax assets/liabilities, valuation of intangible assets, allowance for doubtful accounts receivable, and net realizable value of inventory.

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

The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2018 and 2017.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. At December 31, 2018 and 2017, the Company’s uninsured cash balance, was $178,755 and $0 respectively.

The Company has restricted cash on deposit with a federally insured bank in the amount of $531,938 and $684,610 at December 31, 2018 and 2017, respectively. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $33,209 and $12,501 for the years ended December 31, 2018 and 2017, respectively.

INVENTORY

Substantially all inventory consists of raw materials and finished goods and are valued based upon first-in first-out (“FIFO”) cost, and are valued at the lower of cost or net realizable value. The determination of whether the carrying amount of inventory requires a write-down is based on a detailed evaluation of inventory relative to any potential slow-moving products or discontinued items as well as the market conditions for the specific inventory items.

PROPERTY AND EQUIPMENT

Property and equipment are stated at purchased cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for the years ended December 31, 2018 and 2017 was $56,974 and $61,223, respectively. For federal income tax purposes, depreciation is computed using the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

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

We test our goodwill for impairment annually or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is December 31.

For goodwill and indefinite lived intangible assets, the Company completes what is referred to as the “Step 0” analysis which involves evaluating qualitative factors including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. If our “Step 0” analysis indicates it is more likely than not that the fair value is less than the carrying amount, we would perform a quantitative two-step impairment test. The quantitative analysis compares the fair value of our reporting unit or indefinite-lived intangible assets to the carrying amounts, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value. Fair value is determined based on discounted cash flows, market multiples or appraised values, as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

In the year ended December 31, 2018 the Company determined that there were no indicators of impairment of goodwill.

Intangibles

Intangible assets with finite useful lives consist of Trademark, customer lists, and intellectual property rights and are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for 2018 and 2017.

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

The valuation and allocation processes rely on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives updated information, including appraisals and other analyses, which are completed within one year of the acquisition. Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

Revenue Recognition

The Company is a primary distribution channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically allow for the Company to recognize revenue when the product reaches the customer’s location.

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.

Revenue Recognition for Hardware

Revenues from sales of hardware products are recognized on a gross basis as the Company is acting as a principal in these transactions, with the selling price to the customer recorded as Net sales and the acquisition cost of the product recorded as Cost of sales. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon delivery of the product to the customer.

The Company’s vendor partners warrant most of the products the Company sells. These manufacturer warranties are assurance-type warranties and are not considered separate performance obligations. The warranties are not sold separately and only provide assurance that products will conform to the manufacturer’s specifications. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For warranties, the Company is arranging for those services to be provided by the third-party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Software

Revenues from most software license sales are recognized as a single performance obligation on a gross basis as the Company is acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. The Company evaluates whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering if the software provides its original intended functionality to the customer without the updates, if the customer would ascribe a higher value to the upgrades versus the up-front deliverable, if the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and if the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. The Company considers these warranties to be separate performance obligations from the underlying product. For warranties, the Company is arranging for those services to be provided by the third-party and therefore is acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Services

The Company provides professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and the Company transfers those services.

Revenues from the sale of professional and support services, provided by the Company, are recognized over the period the service is provided. As the customer receives the benefit of the service each month, the Company recognizes the respective revenue on a gross basis as the Company is acting as a principal in the transaction. Additionally, the Company’s managed services team provides project support to customers on a fixed fee basis. The Company is acting as the principal in the transaction and recognizes revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Freight Costs

The Company records both the freight billed to its customers and the related freight costs as Cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, the Company records the freight costs as Cost of sales. The Company’s typical shipping terms result in shipping being performed before the customer obtains control of the product. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During 2018 and 2017, the Company spent $148,327 and $188,077, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

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

On March 6, 2018, the Board approved the Company’s 2018 Equity Incentive Plan and later amended it on October 31, 2018. On January 23, 2019, the Company’s shareholders adopted and ratified the 2018 Equity Incentive Plan. The total number of shares of Common Stock authorized for issuance under the 2018 Plan is 16,000,000.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Warrants

The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All of the Company’s continuing operations are conducted in U.S. dollars except its subsidiary located in Israel. The records of the divested Israeli operation were maintained in the local currency and re-measured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date exchange rate, while the non-monetary assets and liabilities are converted using the historical exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the consolidated statement of operations and were included in the amount of loss from discontinued operations.

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

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

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

The Company’s income is subject to taxation in both the U.S. and a foreign jurisdiction, Israel. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that positions do not meet the more-likely-than-not recognition threshold. The Company adjusts uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.

Foreign Currency

The reporting currency of the Company is the US Dollar. The functional currency of the Company and its subsidiaries is the local currency of such entity. The functional currency of its subsidiary Teamtronics, Ltd. is the Israeli Shekel as it is the currency of the primary economic environment in which Teamtronics, Ltd.’s operations are conducted. Transactions in currencies other than the functional currency of the Company are recorded at the rates of exchange prevailing at the date of the transaction. Monetary assets and liabilities in currencies other than the operation’s functional currency are translated at rates of exchange prevailing at the balance sheet date to the operation’s functional currency. Foreign currency transaction gains and losses are included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. The balance sheets of foreign subsidiaries are translated into US Dollars at the rate ruling at the year end. The results of the foreign subsidiaries are translated into US Dollars at the average rate of exchange during the financial year.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income/(loss) is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income (loss) is composed of foreign currency translation adjustments.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2018 and 2017 were 49,630,590 and 35,814,751, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2018	2017
Options to purchase common stock	12,581,000	9,625,000
Convertible preferred stock	4,828,530	4,828,530
Warrants to purchase common stock	4,500,000	5,905,000
Common stock subject to repurchase	(507,079)	(507,079)
Potential shares excluded from diluted net loss per share	21,402,451	19,851,451

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, the Company will adopt the new guidance at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company will elect the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company will elect not to separate lease and non-lease components for all real estate leases and does not expect to elect the hindsight practical expedient. Lastly, the Company expects to elect a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company expects to recognize right-of-use assets of approximately $299,000 and operating lease liabilities of approximately $299,000 on its consolidated balance sheet, with no significant change to its consolidated statements of operations or cash flows. In addition, the actual right-of-use asset amount will depend on the finalization of any impairment of the right-of-use assets, which is currently being reviewed by the Company and this adjustment will be recorded as a cumulative-effect adjustment to retained earnings upon adoption.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated Financial Statements.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the timing and impact of adoption on the Company’s consolidated financial statements.

 In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed.

NOTE 4 – ACQUISITIONS

On October 5, 2018 (“Closing Date”), the Company entered into the HTS Purchase Agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc., and HTS’s wholly owned subsidiaries HTS USA, Inc. and Teamtronics Ltd., from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares (“Shares Issued”) of the Company’s common stock, having a value of $5,298,897 based on the average closing price of the Company’s common stock for the twenty days preceding the Closing Date, (ii) cash in the amount of $300,000, and (iii) a 12 month convertible promissory note with a principal amount of $700,000 and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. The HTS Purchase Agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS.

The aggregate consideration (“Total Consideration) to be paid by the Company was an amount of shares of the Company’s common stock (the “Share Consideration”), having a preliminary value of $7,000,000 based on the average closing price of the common stock for the 20 days’ preceding the closing of the Transaction (the “Per Share Value”), and $300,000 in cash and a convertible promissory note in the amount of $700,000 (the “Cash Consideration”). The Share Consideration and this Cash Consideration is collectively referred to as the (“Consideration”). The Share Consideration was to be adjusted by the net working capital plus $20,000 for audit fees and reduced by the amount of money owed by HTS to banks and other financial institutions. On the Closing Date, the estimated Share Consideration was approximately $5,298,897.

The HTS Purchase Agreement contained a provision where by HTS and Sellers agree to indemnify, defend and hold harmless the Company against any and all claims, demands, losses, costs, expenses, obligations, liabilities and damages, including interest, penalties and reasonable attorney’s fees and costs that arise within 12 months of the date of this HTS Purchase Agreement (“Covered Losses”), incurred by the Buyer or any of its affiliates arising, resulting from, or relating to any and all liabilities of HTS that have not been disclosed in the HTS Financial Statements, any misrepresentation of a material fact or omission to disclose a material fact made by HTS or the Sellers in the HTS Purchase Agreement.

Also, the HTS Purchase Agreement provided that HTS shall have a gross profit of $1,067,000 for the fiscal year ended December 31, 2017 and $1,700,000 for the six months ended June 30, 2018. “Gross Contribution” shall be defined as revenue minus cost of material. Furthermore, the Gross Contribution Adjustment provided that in the event that HTS’ Gross Contribution is less than 85% of the figure set out above, any deficiency in excess of 15% (the “Net Deficiency”) shall result in the forfeiture of a portion of the Share Consideration, with a value equal to the Net Deficiency.

Also, HTS was required to deliver to the Company audited financial statements as of December 31, 2017 and for the year then ended (“HTS Audited Financial Statements’) and reviewed financial statements as of September 30, 2018 and for the nine months then ended (“HTS Reviewed Financial Statements”).

Based on the three indemnification clauses, above, the Sellers shall deposit 20%, or 4,490,591 shares, of the Share Consideration in escrow with the Buyer’s counsel (the “Covered Loss Shares”) for the purposes of Covered Losses or the Net Deficiency. In the event the Company makes a valid claim pursuant to the Covered Losses or the Net Deficiency, the dollar value of such claim shall be satisfied by cancelation of an amount of the Escrowed Shares with an equal value to the Losses or Net Deficiency. For purposes of any adjustment, the Shares shall be valued at the Per Share Value. The Covered Loss Shares shall be the maximum indemnification reimbursement. In addition, the Buyers shall deposit an additional 20%, or 4,490,591, of the Share Consideration, which shall not be released until the HTS Audited Financial Statements and the HTS Reviewed Financial Statements are delivered to the Company (“Audit Shares”) (collectively “Indemnification Shares”).

Subsequent to the Acquisition Date, the amount for the working capital and money owned by HTS to banks and other financial institutions provided by the Sellers was adjusted. Upon the finalization of the assets and liabilities acquired as of October 1, 2018, the Share Consideration was adjusted to $2,682,918, or 11,368,297 shares. The Total Consideration was adjusted by $2,615,979, or 11,084,657 shares (“Adjusted Shares”). The Adjusted Shares were recorded as of the Acquisition Date at the Acquisition Date fair value of the Company’s common stock. Since the maximum amount of the Covered Loss shares is 4,490,591, the Company and the Sellers amended, the Agreement, on May 29, 2019 with an effective date of the Acquisition   Date, to provide for the cancelation of the adjusted Shares.

Also, On December 24, 2018, the Company received the HTS Audited Financial Statements. The HTS Reviewed Financial Statements were not delivered. As   part of the Amendment, the Company waived the requirement for the HTS Reviewed Financial Statements. The Audit shares have been included in the purchase price at the Acquisition Date fair value of the Company’s common stock.

Calculation of the purchase price:
Fair value of stock at closing	$2,682,918
Cash at closing	300,000
Convertible promissory note	700,000
Purchase price	$3,682,918

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

Cash	$276,979
Accounts receivable, net	1,911,609
Inventory	1,195,737
Prepaid expenses	15,932
Fixed assets	96,177
Intangibles	4,700,000
Goodwill	3,806,344
Accounts payable	(2,944,390)
Related party payable	(1,868,442)
Notes payable	(1,461,581)
Notes payable- related parties	(1,540,787)
Foreign currency adjustment	47,829
Deferred tax liability	(552,489)
Net assets acquired	$3,682,918

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed including the related deferred tax liability.

Intangibles assets consisted of the following:

	Fair Value	Life in Years
Market related intangibles	$170,000	5
Customer relationships	3,400,000	9
Patents	1,030,000	11
Software	100,000	4
	$4,700,000

The estimated fair values for the market related intangibles and patents were determined by using the relief-from-royalty or excess earnings methods. The estimated fair value for the customer relationships and software were determined using the multi-period excess earnings method and the cost approach, respectively.

Each of the intangible assets will be amortized on a straight-line basis over their estimated useful lives.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 77,008,411 from 88,093,068 as of May 29, 2019.

Pro forma (Unaudited)

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2017. The unaudited pro forma results include amortization associated with preliminary estimates for the acquired intangible assets on these unaudited pro forma adjustments.

The unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies, or the effect of the incremental costs incurred in integrating the two companies. Accordingly, these unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

For the year ended December 31, 2018	Quest	HTS	Total	Dr	Cr	Proforma
Revenues	$56,202,332	$5,516,353	$61,718,685	-	(1,909,019)	$59,809,666
Net income (loss)	$(5,695,225)	$(1,276,200)	$(6,971,425)	314,372	(184,000)	$(7,101,797)

For the year ended December 31, 2017	Quest	HTS	TT Ltd	Total	Dr	Cr	Proforma
Revenues	$54,458,845	$4,850,799	$6,320,000	$65,629,644	-	-	$65,629,644
Net income (loss)	$(2,431,175)	$(169,846)	$759,698	$(1,841,323)	419,162	-	$(2,260,485)

For the year ended December 31, 2018, the proforma adjustments of $314,372 is for the amortization expense for the nine months ended September 30, 2018 associated with the fair value of the intangible assets acquired and the $184,000 is to remove the amortization for the nine months ended September 30, 2018 for the intangible assets that were revalued. The amortization expense for the three months ended December 31, 2018 is included in the Quest results of operations.

For the year ended December 31, 2017, the proforma adjustments of $419,162 is for the annual amortization expense associated with the fair value of the intangible assets acquired.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

	2018	2017
Trade Accounts Receivable	$12,294,837	$6,400,235
Less Allowance for doubtful accounts	(33,209)	(12,501)
Total Accounts Receivable (net)	$12,261,628	$6,387,734

For the years ended December 31, 2018 and 2017, one customer accounted for 17.0% and 15.7%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2018 and 2017 are made up of trade receivables due from customers in the ordinary course of business. Two customers together represented 23.7%  (one customer represented 12.06% and the other represented 11.66%) of the balance of accounts receivable at December 31, 2018 and one customer made up 15.7% of the accounts receivable balance at December 31 for 2017, which represented greater than 10% of accounts receivable at December 31, 2018 and 2017, respectively.

NOTE 6 – INVENTORIES

Inventories consisted of the following as of December 31, 2018:

	2018	2017
Equipment and Clearing Service	$800,514	$329,003
Raw Materials	567,720	31,697
Work in process	47,016	-
Finished goods	388,273	79,020
Total inventories	$1,803,523	$439,720

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance is solely attributable to acquisitions. There have been no impairment charges recorded against goodwill in 2018 and 2017. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2018 and 2017 was $1,784,390 and $1,701,714, respectively.

Goodwill and Intangible assets consisted of the following as of December 31:

	2018	2017
Goodwill	$13,920,508	$10,114,164
Trade Names	4,390,000	4,390,000
Customer Relationships	12,590,000	9,190,000
Intellectual property	1,300,000	-
Accumulated amortization	(7,693,971)	(5,909,581)
Intangibles, net	$24,506,537	$17,784,583

The future amortization expense on the Customer Relationships, and IP are as follows:

Years ending December 31,
2019	2,002,128
2020	2,002,128
2021	1,936,205
2022	1,310,164
2023	1,284,414
Thereafter	2,050,990
Total	$10,586,029

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2018 and 2017.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are made up of payables due to vendors in the ordinary course of business at December 31, 2018 and 2017. One vendor made up 62.7% and 71.8% of our accounts payable in 2018 and 2017, respectively, which represented greater than 10% of accounts payable at December 31, 2018 and 2017, respectively.

NOTE 9 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business.

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance at December 31, 2018 is $4,533,575 which includes accrued interest.

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

NOTE 10 – DEFERRED REVENUE

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

2017
Deferred Revenue	$7,753,906
Less Deferred Costs & Expenses	(6,540,688)
Net Deferred Revenue	1,213,218
Less Current Portion	(761,194)
Total Long Term net Deferred Revenue	$452,024

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

Deferred net revenue on December 31, 2017	$1,213,218

Accumulated deficit on December 31, 2017	(35,554,994)

Accumulated deficit on January 1, 2018	(34,341,776)

Net loss on December 31, 2018	(5,391,889)

Less: Preferred stock - Series C dividend	(188,612)

Accumulated deficit on December 31, 2018	$(39,922,277)

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

	For the Year ended December 31
					Topic 606	Topic 605
	Topic 606 2018	Topic 605 2018%		2017	Variance from 2017	Variance from 2017
Revenues
Total revenues	56,202,332	60,823,023	8.22%	54,458,845	1,743,487	6,364,178

Total costs of goods sold	43,139,895	48,356,388	12.09%	43,089,210	50,685	5,267,178

Gross profit	13,062,437	12,466,635	(4.56)%	11,369,635	1,692,802	1,097,000

NOTE 11 – NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31:

	2018	2017

Note payable – debt restructure Marin	$1,160,000	$1,200,000
Note payable – debt restructure Thomet	712,500	750,000
Quest Preferred Stock note payable	-	1,199,400
Convertible note payable – shareholders	700,000	-
Note payable - Certus	1,059,473	-
Note payable – debt restructure Zicman	171,000	180,000
Total notes payable	3,802,973	3,329,400
Less current portion	1,891,000	106,500
Long-term portion	$1,911,973	$3,222,900

As of December 31, 2018 and 2017, the Company recorded interest expense in connection with these notes in the amount of $114,722 and $79,055, respectively.

Note payable – debt restructure Marin

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465. (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9,495,465. bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $1,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins have agreed to release their security interest against the Company. In connection with the $9,495,465. reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per-share.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100,000 which currently had a balance of $111,065 in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days. The preferred stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred stock shall neither pay nor accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100,000 Note and the accrued interest thereon was cancelled in its entirety.

Note payable – debt restructure Thomet

On February 22, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Quest Preferred Stock note payable

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June 2016, the holder of the note granted the Company a forgiveness of debt in the amount of $75,000 which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1,800,000 of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. During the year ended December 31, 2018, the Company issued 8,600,000 shares of the Company’s common stock at a fair value of $2,666,000 for the conversion of the principal and accrued interest of $1,199,400 and $202,363, respectively, or $1,401,763. The difference of $1,264,237 was recorded as loss on debt settlement in the consolidated statement of operations.

Convertible note payable – shareholders

The convertible note payable – shareholders relates to the purchase price paid for the acquisition of HTS. The Note is in the amount of $700,000 with $350,000 due to each of the two sellers. The $700,000 was due and payable on October 5, 2019 with accrued interest at the rate of 6.0% per annum.

The Holder shall have the right, at any time on or after the Issue Date, to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any Default Interest) into fully paid and non-assessable shares of the Company’s common stock, as such common stock exists on the conversion date, or any shares of the Company’s capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified, at the conversion price (as defined below) determined as provided herein (a “Conversion”); The number of conversion shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect on the date specified in the notice of conversion delivered to the Company by the holder. The conversion rate was set at $0.236 per share.

Note payable - Certus

The company acquired the Note Payable – Certus (“Certus Note”) with the acquisition of HTS. The Certus Note was a non-interest-bearing note. The Certus Note was historically discounted using an effective interest rate of 5.0%. The outstanding balance of $1,059,473 is due and payable in April 2020 with monthly payment of approximately $85,000 per month. The Certus Note is classified as a related party note because the Chief Executive Officer of Certus, Ltd. is the son of a significant shareholder of the Company and a sibling of a member of the Board of Directors.

Note payable – debt restructure Zicman

On February 19, 2018, the Company entered into a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,198.55 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

The repayment of the notes payable, related parties is contingent on the complete reimbursement of the Supplier Secured Promissory Note and other conditions and on these factors management has estimated that the future maturities of notes payable, related parties, as of December 31, 2018 is as follows for the years ending December 31,:

2019	1,891,000
2020	720,473
2021	426,000
2022	426,000
Thereafter	339,500
Total	$3,802,973

NOTE 12 - NOTES PAYABLE

Notes payable consists of the following as of December 31,:

	2018	2017
Supplier Secured Note Payable	$8,340,465	$3,208,534
All Other	612,980	350,785
Total	8,953,445	3,559,319
Less current portion	8,823,151	3,429,025
Long Term Notes Payable	$130,294	$130,294

Future maturities of notes payable are as follows for the years ending December 31,;

2019	$8,823,151
2020	-
2021	-
Thereafter	130,294
Total	$8,953,445

Supplier Secured Note Payable

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

●

On November 15, 2017 the Company entered into a Fourth Amendment extending the maturity date to December 31, 2017 and this Fourth Amendment is effective on October 31, 2017 whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600,000 each.

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

●

On September 14, 2018, the Company entered into a Sixth Amendment extending the maturity date to January 31, 2019. The Amendment also increases the principal amount to $8,690,464.72, an increase of $6,763,549.41, by rolling the Company’s existing outstanding accounts payable into the note by the previously mentioned amount of increase.

●

On April 30, 2019, the Company entered into a Seventh Amendment extending the maturity date to July 31, 2019. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350,000 each. Management plans to make the first payment at the beginning of June.

Bill Davidson Promissory Note

In connection with the BCS acquisition, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ending October 2018. The loan bears interest at 1.84% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at December 31, 2018 and 2017 was $130,294 of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agrees to subordinate its rights to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. This is subordinated to the Supplier Secured Note payable and can’t be paid until the Supplier Secured Note Payable is satisfied; therefore, the note is classified as long-term.

Maren Trust Promissory Note

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $220,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at December 31, 2018, the Company did not complete the redemption of 507,079 shares of common stock and the remaining balance of the note was $241,159. In February 2018, the Company paid the final payment and the 507,097 shares were cancelled.

Ross Promissory Note

On July 31, 2016 as part of the Separation Agreement with Mr. Ross, the Company issued a promissory note in the amount of $59,500 in connection with the redemption by the Company of 350,000 shares of restricted common stock. The promissory note was paid off in 12 monthly installments commencing October 1, 2016 and this transaction was recorded as a restructuring charge in the amount of $84,317 in the third quarter of 2016. In addition, the Company restated a promissory note in favor of Mr. Ross which was paid at the balance of the $102,000 over 12 monthly installments commencing October 1, 2016. The balance on these two notes at December 31, 2018 and 2017 was $0.

NOTE 13 – OTHER LIABILITIES

At December 31, 2018 and 2017, other liabilities consisted of the following:

	2018	2017
Unearned Incentive from credit Cards	$-	$77,307
Key Man life Insurance liability	-	150,146
Dividend payable	478,299	289,687
Others	397,122	43,810
	875,421	560,950
Less Current Portion	(265,178)	(121,117)
Total long term other liabilities	$610,243	$439,833

The Company had purchased key man life insurance policies for some of its executives to insure the Company against risk of loss of an executive. Should loss of an executive occur, those funds would be used to pay off their respective promissory notes, repurchase their shares and settle out any amounts owed to them and their estate.

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

At December 31, 2017, the balance of amount of premium financed note for the remaining policy is $1,481,850 and the cash value of the policy as of this date is $1,395,468, with a net negative cash value of the policies of $86,382.

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

As of June 30, 2018, the Company has no further obligations related to the key man insurance policies other than finalizing paperwork on the latter assignments and in removing the liabilities from the Company books, there was an accounting gain of $150,146.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

PROFIT SHARING PLAN

The Company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, the Company is required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the years ending December 31, 2018, and 2017, the Company elected to forgo the match for 2018 and 2017.

OPERATING LEASES

In April 2012, Quest Marketing signed an operating lease at 860 Conger Street, Eugene, OR 97402. The premises, consisting of approximately 7,000 square feet of warehouse/office space shall serve as the Company’s new headquarters. The lease provides for monthly payments of $3,837 through March 2013 and adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2 percent in any one year. The lease expired March 2017 and the Company extended the term of the lease for an additional two year with the same cost of living increase. In May 2019 the company extended this lease for an additional 12 months until March 2020.

The lease at the Company’s Ohio location, signed by Quest Marketing in June 2013, provides for monthly payments of $2,691. The lease was renewed on June 1, 2018 and the new lease term is through May 30, 2023.

The Company had a commercial real estate operating lease with the former owner of BCS for the Company’s BCS office and warehouse location in Garden Grove, CA. Total rent expense at this location was $108,000 for the year ending December 31, 2017. On February 1, 2018 The Company signed a new lease for the Company’s office and warehouse location in Anaheim downsizing from Garden Grove, California. The Company rent is at the rate of $2,372 per month through January 31, 2019, then increasing to $2,466.54 per month to January 31, 2020. The rent from February 1, 2020 until February 28, 2021 is $2,565.20. The lease expires on February 28, 2021. This location houses satellite sales and technical support office.

The Company opened an executive suite in Salt Lake City, Utah in August 2017. This office houses the offices for the Company’s CEO and CFO. Rent on this location was waived by the landlord until January 1, 2018, when the office space expanded to house a portion of the Company’s accounting and administrative staff. The Company rent per month at this location for 2018 was $7,000 per month. As this rental rate is below the current market rate for the property, the company imputed monthly rent expense of $28,266 for 2018 in the financial statements.

As of October 1, 2018 in connection with the acquisition of HTS, the Company added the lease for the offices for the R&D employees that are located in Israel. The rental cost for the three months ended December 2018 was $53,119. On December 2018, the offices moved to a “We Work” offices located in Haifa, Israel to reduce the rental cost. The amount paid for December 2018 was 9,170 Nis (or $2,400), in January 2019, 12,838 Nis (or $3,400), from February 2019 the monthly rental cost was 24,728 Nis (or $6,600) per month and from January 2020, 30,230 Nis (or $8,000) per month

Total rent expense paid was $356,480 and $170,765 for the years ending December 31, 2018 and 2017, respectively.

The following is a schedule of future minimum facility lease payments required under the related party operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2017.

The future minimum operating lease payments are as follows:

Years ending December 31,
2019	162,716
2020	73,516
2021	31,481
Thereafter	48,197
Total	$315,910

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

NOTE 15 – STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Series A

As of December 31, 2018 and 2017, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of December 31, 2018 and 2017, there was 1 preferred share designated and 0 preferred shares outstanding.

Series C

As of December 31, 2018 and 2017, there was 15,000,000 Series C Preferred Shares authorized with 4,828,530 issued and outstanding. The series C preferred shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. As part of several debt settlement agreements effective December 30, 2017, 1,685,000 shares of Series C Preferred Stock were issued, with the caveat that the shares will not pay and will not accrue dividends for a 24-month period or any time prior to March 1, 2020. Each Series C preferred share outstanding is convertible into one (1) share of the Company’s common stock. As of December 31, 2018 and 2017, the accrued dividends on the Series C Preferred Stock was $ 478,299 and $289,687, respectively.

The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share and automatically converts into Common Stock at $1.00 per share in the event that the Company’s common stock has a closing price of $1.50 per share for 20 consecutive trading days.

COMMON STOCK

In March 2018 and pursuant to the Company’s 2018 Equity Incentive Plan, the Company granted 1,000,000 shares of the Company’s common stock valued at $119,000 to the Company’s Chief Executive Officer Shai Lustgarten. The shares were valued at the fair market value of the Company’s common stock on the date of issuance.

During 2018, the Company issued 79,920 shares of the Company’s common stock, valued at $11,212, to employees of the Company as part of the Company’s 2018 Equity Incentive Plan. The shares were valued as of the date of grant at the fair value of the Company’s common stock.

During 2018, the Company issued 2,820,448   shares of the Company’s common stock for services rendered by independent third parties, the Company’s former CFO, and related party noteholders. The shares were valued at $394,965 using the fair market value of the shares on the date of issuance.

During 2018, the Company issued 8,600,000 shares of the Company’s common stock at a fair value of $2,666,213 for the conversion of principal and accrued interest of $1,199,000 and $247,363, respectively, or $1,446,363. The difference of $1,219,850 was record as interest expense in the consolidated statement of operations. The shares were valued using   the fair value of the Company’s common stock as of the date of issuance.

On June 26, 2018, the Company issued 150,000 shares of common stock to Maren Life Reinsurance LTD as part of a debt settlement agreement.

In October 2018, and as partial consideration of the acquisition of HTS, the Company issued 22,452,954 shares of the Company’s common stock to the previous owners of HTS. These shares were valued at $5,298,897. See Note 4 – Acquisitions for further details.

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

On August 2, 2017, the Company authorized the issuance 600,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissenson. The shares were valued at $66,000.

On December 30, 2017 the Company issued 600,000 shares of common stock valued at $59,400 as part of a debt reduction agreement with two parties.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 507,079 shares of common stock for $230,490 on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at December 31, 2019, the Company had not completed the redemption of 507,079 shares of common stock and the remaining balance of the note and accrued interest was $241,159. In March 2019, the Company made its last payment under the Stock Redemption Agreement and the 507,079 shares were cancelled.

Warrants and Stock Options

During 2018, the Company issued options to purchase 11,920,000 shares valued at $1,637,520. Also, during 2018, the Company issued warrants to purchase 1,000,000 shares valued at $180,498. These options and warrants were valued at the grant date using the Black-Scholes valuation methodology. The Company determines the assumptions used in the valuation of warrants and option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options and warrants granted throughout the year. The valuation assumptions used to determine the fair value of each option/warrants award on the date of grant were: expected stock price volatility 150.0% - 157.0%; expected term in years 0-2; and risk-free interest rate 1.82% - 2.98%.

The following table summarizes information about warrants granted during the years ended December 31,:

	2018		2017
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of year	5,905,000	0.25	1,405,000	0.52

Warrants granted	1,000,000	0.49	4,500,000	0.17
Warrants expired	1,405,000	0.52	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of year	5,500,000	0.23	5,905,000	0.25

Exercisable warrants	5,500,000	0.23	4,780,000	0.29

Outstanding warrants as of December 31, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

0.11	2.59	1,500,000	0.11	1,500,000	0.11
0.20	2.0	3,000,000	0.20	3,000,000	0.20
0.28	1.49	200,000	0.28	900,000	0.25
0.60	1.78	300,000	0.60	-	-
0.50	2.78	500,000	0.50	505,000	1.00

0.11 to 0.60	2.10	5,500,000	0.23	5,905,000	0.25

Warrants outstanding have the following expiry date and exercise prices as of the year ended December 31,:

Expiry Date	Exercise Prices	2018	2017

March 22, 2018	1.00	-	300,000
April 1, 2018	0.25	-	900,000
April 30, 2018	1.00	-	5,000
July 10, 2018	1.00	-	200,000
December 30, 2020	0.20	3,000,000	3,000,000
August 2, 2021	0.11	1,500,000	1,500,000
June 6, 2020	0.28	200,000	-
October 10, 2020	0.60	300,000	-
October 10, 2021	0.50	500,000	-

		5,500,000	5,905,000

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

Stock Options - The following table summarizes information about stock options granted during the years ended December 31, 2018 and 2017:

	2018		2017
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of year	9,625,000	0.21	2,644,000	0.50

Stock options granted	11,840,000	0.17	6,981,000	0.10
Stock options expired	(36,000)	-	-	-
Stock options cancelled, forfeited	(1,308,000)	-	-	-
Stock options exercised	-	-	-	-

Balance, end of year	20,121,000	0.19	9,625,000	0.21

Exercisable stock options	15,841,000	0.19	6,010,583	0.25

During 2018, the Company canceled a total of 1,308,000 stock options

Outstanding stock options as of December 31, 2018 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

0.075 to 0.09	3.13	2,281,000	0.09	2,981,000	0.08
0.11	2.59	3,500,000	0.11	3,500,000	0.11
-	-	-	-	500,000	0.145
-	-	-	-	144,000	0.36
0.50	5.89	2,500,000	0.50	2,500,000	0.50
0.12	4.18	6,800,000	0.12	-	-
0.22	4.84	2,165,000	0.22	-	-
0.27	4.92	2,875,000	0.27	2,500,000	0.50

0.075 to 0.50	4.17	20,121,000	0.19	12,125,000	0.21

Stock options outstanding at the end of the year have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	December 31, 2018	December 31, 2017

February 26, 2018	0.37	-	72,000
April 27, 2018	0.38	-	36,000
July 9, 2018	0.33	-	36,000
August 2, 2021	0.11	3,500,000	3,500,000
February 17, 2022	0.09	2,281,000	2,281,000
March 30, 2022	0.09	-	700,000
March 05, 2023	0.12	6,800,000	-
October 31, 2023	0.22	2,165,000	-
November 30, 2023	0.27	2,875,000	-
November 20, 2024	0.50	2,500,000	2,500,000
October 2, 2027	0.145	-	500,000

	0.19	20,121,000	9,625,000

The Company recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31, 2018 and 2017;

	2018	2017

Stock compensation	569,379	64,581
Stock Option vesting	1,818,018	686,164
Total	$2,387,397	$750,745

NOTE 16 – RESTRUCTURING EXPENSES

For the year ended December 31, 2017, the Company took steps to streamline and simplify its operations in North America. The employees to be separated from the Company as a result of these streamlining initiatives were offered severance or working notices. As a result, the Company recorded a restructuring charge of $26,880 to realize the streamlining initiatives. The restructuring charge was for severance pay. For the year ended December 31, 2018, the restructuring expenses taken were $0.

NOTE 17 – RELATED PARTY TRANSACTIONS

During 2017 and part of 2018, the Company leased a building from the former owner of BCS for $9,000 per month, which was believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, Note 14.

In addition, on August 2, 2017, the Company entered into a Consulting agreement with Carlos J. Nissenson, a principal shareholder of the Company and a family member of a Director of the Company. The terms and condition of the contract are as follows:

●	24 month term with 90 day termination notice by the Company

●	A monthly fee of $15,000 and a one-time signatory fee of 600,000 restricted shares

●	1,500,000 warrants to buy shares at $0.11 having a four year life and a vesting period of 12 months in 4 quarterly and equal installments, subject to Mr. Nissenson’ s continuous service to the Company

●	In case the Company procures debt financing during the term of this agreement, without any equity component, Mr. Nissenson shall be entitled to 3% of the gross funds raised, however if the Company is required to pay a success fee to another external entity, then Mr. Nissenson shall be entitled to only 2% of the gross funds raised

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3,000,000 to the Company within 24 months of the date the contract, Mr. Nissenson shall further be entitled to certain warrants to be granted by the Company which upon their exercise pursuant to their terms, Mr. Nissenson shall be entitled to receive QUEST shares which represent 3% of the QUEST issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by QUEST are subject to the approval of the Board of Directors of QUEST. However, if the Board does not approve the issuance of warrants; then Mr. Nissenson will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissenson will be entitled to a $ 50,000 one-time payment which shall be paid on the 1st day that the QUEST shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that the Company shall close any M&A transaction with a third party target, Mr. Nissenson shall be entitled to a success fee in the amount equal to 3% of the total transaction price, in any combination of cash and shares that will be determined by QUEST

Additional related party transactions are discussed in Notes 11 and 15.

NOTE 18 – INCOME TAX

For the year ended December 31, 2018, the Company has ($47,351) of current income tax provision (US State & Local and Foreign) and $552,489 benefit (related to Purchase Accounting - Acquisition of HTS) deferred income tax provision.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

Deferred tax assets	2018	2017
Reserves and deferred revenue	$459,873	$752,442
163(J) Limitation	299,410	-
Stock options	975,885	477,600
Net operating loss	5,029,096	5,202,184
Total gross deferred tax assets	6,764,264	6,432,226
Less: Valuation Allowance	(5,870,586)	(6,428,806)
Net deferred tax assets	893,678	3,420

Deferred tax liabilities
Other	-	(3,102)
Amortization of intangible assets and depreciation	(893,678)	(318)
Total deferred tax liabilities	(893,678)	(3,420)

Net deferred tax assets	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2018	2017
Deferred tax assets	$5,870,586	$6,428,806
Valuation allowance	(5,870,586)	(6,428,806)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $5,870,586 and $6,428,806, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% Valuation Allowance, against its Ned Deferred Tax Assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31, 2018 and 2017:

	2018	2017
Federal statutory tax rate	21.0%	34.0%
State taxes	1.73%	3.94%
Foreign income taxes	(0.66)%	-%
Nondeductible items	(8.87)%	(0.94)%
Acquisition accounting adjustments	8.74%	-%
Change in valuation allowance	8.58%	66.48%
Return to provision adjustments	(22.09)%	(14.17)%
Rate Change	-%	(85.99)%
Other	(0.44)%	(3.33)%

Effective tax rate	7.99%	-%

The Company reported no uncertain tax liability as of December 31, 2018 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2013, 2014, 2015, 2016 and 2017 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2018, the Company had a net operating loss (NOL) carryforward of approximately $20,954,348. The NOL carryforward begins to expire in 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

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

Amounts recorded where accounting is complete for the year ended January 1, 2018 primarily relate to the reduction in the U.S. corporate income tax rate to 21 percent. The Company revalued its ending gross deferred tax items, previously recorded at 35 percent, using the enacted 21 percent corporate tax rate. This change resulted in no net tax expense/benefit but did cause a reduction to our U.S. federal deferred tax asset fully offset by a reduction of the Company’s 100% valuation allowance.

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

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date of this filing. No other significant events have occurred besides the events already disclosed in the Notes above.

On March 6, 2018, the Board approved the Company’s 2018 Equity Incentive Plan and later amended it on October 31, 2018 to increase the amount of shares available under the 2018 Equity Incentive Plan to 20,000,000 shares.

On January 23, 2019, shareholders holding a majority of shares of our common stock executed a written consent in lieu of a shareholder meeting authorizing the Company to take the following corporate actions:

i.	Adopt and ratify our 2018 Equity Incentive Plan
ii.	Authorize the Board to effectuate a reverse split (the “Reverse Split”) of our common stock by a ratio of not less than one (1) for fifteen (15) (the “Range”), with the exact ratio to be set at a whole number within the Range as determined by the Board in its sole discretion; and
iii.	Authorize the Board to amend the Company’s Certificate of Incorporation in order to increase the Company’s authorized number of shares of common stock from 100,000,000 shares of common stock, par value $0.001 per share to 200,000,000 shares of common stock.

On April 4, 2019, the “Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate gross proceeds of $5,000,000 of units (the “Units”) before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $0.30. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 16,666,667 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 16,666,667 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $0.35 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200,000 each of unpaid principal owed to them by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers.

On April 12, 2019, the Board approved and authorized the Reverse Split, to be effectuated at a later date, as determined by the Board, and upon the filling of a certificate of amendment to the Company’s articles of incorporation.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 77,008,411 from 88,093,068 as of May 29, 2019.

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

4.2	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.1	Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.2	Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.3	Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016

10.4	Warrant issued to David and Kathy Marin dated February 28, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2018.

10.5	Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.6	Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016

10.7	Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016

10.8	Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016.

10.9	Redemption Agreement by and among Quest Solution, Inc., Danis Kurdi and 3587967 Canada, Inc. dated November 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.10	Exchange and Transfer Agreement, by and among Viascan Group. Inc., Quest Solution, Inc. and Quest Exchange Ltd. dated November 30, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.11	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.12	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.13	Resignation Agreement by and between the Company and Tom Miller dated July 7, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2017.

10.14	Consulting Agreement by and between the Company and Carlos Jaime Nissenson dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.16	Termination Agreement by and between the Company and Joey Trombino dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

33

10.18	Settlement Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin (the “Marin Settlement Agreement I”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.19	Settlement Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.20	Settlement Agreement dated February 28, 2018 by and between the Company and George Zicman.

10.21	Voting Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.22	Voting Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.23	Voting Agreement dated February 28, 2018 by and between the Company and George Zicman, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

10.25	Settlement Agreement with Jason Griffith, dated June 7, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018.

10.26

Amendment to Security Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.27

Amendment to Pledge and Security Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.28	Prepayment Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.29

Amendment #9 to Trade Credit Extension Letter with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.30

Amendment #6 to Secured Promissory Note with ScanSource, Inc. dated September 7, 2018 (the “Modified Note”), incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.31

HTS Purchase Agreement, dated October 5, 2018, by and between the Company, Walefar Investments, Ltd. and Campbeltown Consulting, Ltd. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2018.

10.32

Convertible Promissory Note issued to Walefar Investments, Ltd. and Campbeltown Consulting, Ltd., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2018.

10.33*	Amendment No.1 to Purchase Agreement with HTS Image Processing Inc. dated May 30, 2019.

21.1*	Subsidiaries of the Registrant

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

ITEM 16. NONE.

34