Form 10-Q
period 2019-03-31
Quest Solution, Inc.
filed 2019-06-28
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,009,547 shares of common stock, $0.001 par value, as of June 27, 2019.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$344	$378
Accounts receivable, net	14,205	12,262
Inventory	1,612	1,804
Prepaid expenses	489	169
Other current assets	179	78
Total current assets	16,829	14,690

Property and equipment, net of accumulated depreciation of $2,079 and $2,037, respectively	364	389
Goodwill	13,921	13,921
Trade name, net of accumulated amortization of $2,672 and $2,585, respectively	1,718	1,805
Customer relationships, net of accumulated amortization of $5,452 and $5,076, respectively	7,138	7,514
Other intangibles, net of accumulated amortization of $71 and $33, respectively	1,229	1,267
Cash, restricted	532	532
Other assets	243	31
Total assets	$41,974	$40,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$22,895	$17,484
Accrued interest and accrued liabilities, related party	27	-
Line of credit	797	4,534
Accrued payroll and sales tax	2,318	2,173
Notes payable, related parties – current portion	2,072	1,891
Notes payable – current portion	8,405	8,823
Other current liabilities	1,195	265
Total current liabilities	37,709	35,170

Long term liabilities
Notes payable, related party, less current portion	1,520	1,912
Accrued interest and accrued liabilities, related party	-	33
Notes payable, less current portion	147	130
Other long term liabilities	662	610
Total liabilities	40,038	37,930

Stockholders’ equity
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 and 4,828,530 shares issued and outstanding, respectively	5	5
Common stock; $0.001 par value; 200,000,000 shares authorized; 71,426,401 and 71,931,693 shares issued and outstanding, respectively.	71	72
Common stock; $0.001 par value; 11,084,657 shares to be received		(2,616)
Common stock to be repurchased by the Company	-	(230)
Additional paid-in capital	42,291	44,814
Accumulated (deficit)	(40,432)	(39,752)
Accumulated other comprehensive loss	1	1
Total stockholders’ equity	1,936	2,293
Total liabilities and stockholders’ equity	$41,974	$40,148

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31
(In thousands, except share and per share data)	2019	2018
Revenues
Total Revenues	$18,620	$15,181

Cost of goods sold
Cost of goods sold	14,023	12,014
Total costs of goods sold	14,023	12,014

Gross profit	4,597	3,166

Operating expenses
General and administrative	689	477
Salary and employee benefits	2,855	2,603
Depreciation and amortization	543	437
Professional fees	415	293
Total operating expenses	4,502	3,810

Income (loss) from operations	95	(644)

Other income (expenses):
Interest expense	(684)	(295)
Other (expenses) income	(46)	3
Total other expenses	(730)	(292)

Net loss before Income Taxes	(635)	(936)

Provision for Income Taxes
Current	-	(13)
Total Provision for Income Taxes	-	(13)

Net loss attributable to Quest Solution Inc.	$(635)	$(949)
Less: Preferred stock – Series C dividend	(47)	(48)

Net loss attributable to the common stockholders	$(682)	$(997)

Net loss per share - basic	$(0.01)	$(0.03)

Net loss per share from continuing operations - basic	$(0.01)	$(0.03)
Weighted average number of common shares outstanding - basic	71,681,522	37,125,286

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	Equity (Deficit)

Balance, December 31, 2017	4,829	$5	36,828	$37	$34,496	$(230)	$(35,555)	$-	$(1,247)
ASC 606								1,213	1,213
Board Issuances			1,000	1	118				119
Dividend on Class C Shares								(48)	(48)
ESPP Stock Issuance			45	-	4				4
Stock-based compensation – options and warrants					352				352
Stock Based Compensation			1,800	2	207				209
Debt Settlements									-
Net (loss) income	-	-	-	-	-	-	(949)		(949)
Balance, March 31, 2018	4,829	5	39,673	40	35,177	(230)	(35,555)	216	(347)

Balance, December 31, 2018	4,829	5	71,932	72	42,198	(230)	(39,752)	1	2,293
Dividend on Class C Shares	-	-	-	-		-	(47)	-	(47)
ESPP Stock Issuance	-	-	2	-	1	-	-	-	1
Stock-based compensation – options and warrants	-	-	-	-	323	-	-	-	323
Stock redemption			(508)	(1)	(229)	230			-
Accumulated other Comprehensive Loss	-	-	-	-	-	-		-	-
Net (loss) income	-	-	-	-	-	-	(633)	-	(633)
Balance, March 31, 2019	4,829	$5	71,426	$71	$42,291	$-	$(40,432)	$1	$1,936

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months ended March 31
(In thousands)	2019	2018
Cash flows from continuing operating activities:
Net loss	$(635)	$(949)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	323	685
Topic 606 Cumulative Adjustment	-	1,213
Depreciation and amortization	543	487
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	(1,941)	(3,031)
(Increase) / decrease in prepaid	(319)	(1,935)
(Increase) in inventory	173	(1,702)
Increase / (decrease) in accounts payable and accrued liabilities	6,214	4,987
Increase in accrued interest and accrued liabilities, related party	-	26
(Decrease) in deferred revenue, net	-	(1,213)
Increase in accrued payroll and sales taxes payable	144	1,259
(Increase) / decrease in other assets	(102)	98
Increase in other liabilities	133	35
Net cash (used in) provided by operating activities	4,533	(40)

Cash flows from investing activities:
(Increase) / decrease in restricted cash	-	303
(Increase) / decrease in other assets	(213)	-
Purchase of property and equipment	-	(54)
Net cash provided by investing activities	(213)	249

Cash flows from financing activities:
Proceeds from ESPP stock issuance	1	-
Proceeds from / (payments on) line of credit	(3,737)	1,165
Payment on notes/loans payable	(618)	(1,154)
Net cash provided by (used) in financing activities	(4,354)	11

Net increase (decrease) in cash	(34)	220
Cash, beginning of period	378	25
Cash, end of period	$344	$245

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$-	$209
Stock options issued	$323	$473
Shares to be repurchased	$-	$(230)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Quest Exchange Ltd., a Canadian based holding company, HTS Image Processing, Inc., a Delaware corporation, HTS (USA), Inc., a Delaware corporation and HTS Image Ltd. (f/k/a Teamtronics Ltd.), an Israeli corporation.

On December 31, 2016, the Company acquired one hundred percent (100%) of the shares of Bar Code Specialties, Inc. (“BCS”) and merged BCS into Quest Marketing to form one US legal entity as part of its streamlining efforts.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto included in the Company’s Form 10-K filed with the SEC on June 5, 2019. The Company follows the same accounting policies in the preparation of interim reports, except for the adoption of ASC Topic 606, Revenue from Contracts with Customers. The Company operates in one segment.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncement in Fiscal 2019

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842),Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $237,731 and additional lease liabilities of $237,731 as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard did not have a current impact on the Company’s Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard did not have a current impact on the Company’s Condensed Consolidated Financial Statements for the period ended March 31, 2019.

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

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the period ended March 31, 2019 and December 31, 2018 was $542,309 and $1,784,390, respectively.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three months ended March 31, 2019 and 2018 were 71,681,522 and 37,125,286, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have no anti-dilutive impact due to losses reported.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported, as of March 31,:

	2019	2018
Options to purchase common stock	15,841,000	15,081,000
Convertible preferred stock	4,828,530	4,828,530
Warrants to purchase common stock	5,500,000	4,500,000
Common stock subject to repurchase	-	(507,079)
Potential shares excluded from diluted net loss per share	26,169,530	19,851,451

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company and each of its subsidiaries (“Quest US entities”), except HTS LTD is U.S. dollars. The functional currency of HTS LTD is Israeli Shekel. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. For Quest US entities, continuing operations are conducted in U.S. dollars. The Company owns a non-operating subsidiary in Canada, from which it has no activity since October 1, 2016. For HTS LTD is an Israeli Company whose continuing operations are conducted in Israeli Shekel.

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated interim financial statements have been reclassified to conform with current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company had a working capital deficit of $20,880,835 and an accumulated deficit of $40,431,495. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and in the first quarter of 2019), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The matters that resulted in 2018 having substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017 as detailed in the Company’s Annual Report on Form 10-K filed on June 5, 2019. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

For the three months and year ended March 31, 2019 and December 31, 2018, one customer accounted for 21.4% and 17.0% of the Company’s revenues, respectively.

NOTE 4 – BUSINESS ACQUISITION

HTS Image Processing, Inc. acquisition

On October 5, 2018 (“Closing Date”), the Company entered into the HTS Purchase Agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc., and HTS’s wholly owned subsidiaries HTS USA, Inc. and HTS Image Ltd. (f/k/a Teamtronics Ltd.), from the Sellers.

Pro forma results of operations

The following pro forma results of operations for the three months ended March 31, 2018 have been prepared as though the business acquisition had occurred as of January 1, 2018. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

Three Months Ended March 31, 2018
Pro forma sales	$17,141,884
Pro forma net income	(981,186)
Pro forma basic and diluted earnings per share	(0.03)

NOTE 5 – OTHER LIABILITIES

At March 31, 2019 and December 31, 2018, other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Lease liability	$219,507	$-
Other vendor payable	801,000	-
Dividend payable	524,806	478,299
Others	310,871	397,122
Total other liabilities	1,856,184	875,421
Less Current Portion	(1,194,714)	(265,178)
Total long term other liabilities	$661,470	$610,243

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at March 31, 2019 was $796,952 and $4,533,575 at December 31, 2018, which includes accrued interest.

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

NOTE 7 - NOTES PAYABLE

Notes payable at March 31, 2019 and December 31, 2018, consists of the following:

	March 31, 2019	December 31, 2018
Supplier Note Payable	$8,240,465	$8,340,465
All Other	311,096	612,980
Total	8,551,564	8,953,445
Less current portion	(8,404,560)	(8,823,151)
Long Term Notes Payable	$147,001	$130,294

Future maturities of notes payable as of March 31, 2019 are as follows;

2019	$8,404,560
2020	16,707
Thereafter	130,294
Total	$8,551,561

In connection with the BCS’ acquisition, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ended October 2018. The loan bears interest at 1.84% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at March 31, 2019 and March 31, 2018 was $130,294 and $130,294 respectively, of which all of it was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full, therefore, the note is classified as long-term.

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

●	On September 7, 2018, the Company entered into a Sixth Amendment to the secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8,690,464.72, an increase of $6,763,549.41, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300,000 for the first three monthly payments, and also in the amount of $500,000 for the last two monthly payments prior to the notes maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350,000 each.

NOTE 8 –NOTES PAYABLE, RELATED PARTIES

Notes and loans payable, related parties consisted of the following:

	March 31, 2019	December 31, 2018

Note payable – debt restructure Marin	$1,060,000	$1,160,000
Note payable – debt restructure Thomet	675,000	712,500
Convertible note payable – shareholders	700,000	700,000
Note payable - Certus	986,449	1,059,473
Note payable – debt restructure Zicman	171,000	171,000
Total notes payable, related parties	3,592,449	3,802,973
Less current portion	2,072,449	1,891,000
Long-term portion	$1,520,000	$1,911,973

For the three months ended March 31, 2019 and 2018, the Company recorded interest expense in connection with these notes in the amount of $51,495 and $20,232, respectively.

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

The note payable for acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible into Common Stock at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal payments $ and interest payments have been postponed. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

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

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11,000,000 of which an aggregate of $10,696,465 (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9,495,465 bringing the total amount owed to $1,201,000. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20,000 each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $2,800,000 is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins agreed to release their security interest against the Company. In connection with the $9,495,465 reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per share.

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

On February 28, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5,437,136 in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $21,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

On February 28, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1,304,199 in full in exchange for 60 monthly payments of $3,000 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2,800,000 is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017.

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

On October 5, 2018, the Company entered into a purchase agreement with Walefar Investments, Ltd. (“Walefar”) and Campbeltown Consulting, Inc. (“Campbeltown”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of the Company’s common stock, having a value of $5,298,897 based on the average closing price of the common stock for the 20 days’ preceding the agreement (the “Per Share Value”), (ii) cash in the amount of $300,000, and (iii) a 12 month convertible promissory note with a principal amount of $700,000 and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. The agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the agreement, Shai Lustgarten received 11,226,477 shares of the Company’s common stock and Carlos Jaime Nissenson received 11,226,477 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock, respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement.

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5,000,000 of units (the “Units”) resulting in gross proceeds of $5,000,000, before deducting placement agent fees and offering expenses (the “Offering”). The per Unit purchase price was $0.30. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 16,666,667 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 16,666,667 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $0.35 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissensohn, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200,000 each of unpaid principal owed to them from the HTS acquisition (the “Conversions”) by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5,000,000. As a result of the Conversions, a principal amount of $150,000 is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS to the Company on October 5, 2018.

The repayment of the notes payable, related parties at March 31, 2019 is as follows:

2019	$1,674,400
2020	757,549
2021	426,000
2022	426,000
Thereafter	308,500
Total	$3,592,449

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2019, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2019, there was 1 preferred share designated and 0 preferred shares outstanding.

Series C

As of March 31, 2019, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $0.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

COMMON STOCK

On January 10, 2019, the Company issued an aggregate of 623 shares of common stock to four individuals as part of the Company’s Employee Stock Purchase Program for proceeds of $324.

On February 19, 2019, the Company issued an aggregate of 457 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program for proceeds of $233.

On March 31, 2019, the Company issued an aggregate of 707 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program for proceeds of $252.

As of March 31, 2019, the Company had 71,426,401 common shares outstanding.

Warrants and Stock Options

On March 8, 2018, the Company adopted the Plan as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. On October 31, 2018, the Board amended the Plan to increase the amount of shares authorized for issuance thereunder from ten million (10,000,000) to sixteen million (16,000,000) shares of the Corporation’s common stock, par value $0.001 (the “Shares”). On January 23, 2019, the Company’s shareholders adopted and ratified the Plan.

Warrants - The following table summarizes information about warrants granted during the three month periods ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	5,500,000	$0.23	5,905,000	$0.21

Warrants granted	-	-	-	-
Warrants expired	-	-	(300,000)	1.00
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	5,500,000	$0.23	5,605,000	$0.21

Exercisable warrants	5,500,000	$0.23	4,885,000	$0.23

Outstanding warrants as of March 31, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$0.11	2.34	1,500,000	$0.11	1,500,000	$0.11
$0.20	1.92	3,000,000	0.20	3,000,000	0.20
$0.28	1.25	200,000	$0.28	200,000	$0.28
$0.50	2.50	500,000	0.50	500,000	0.50
$0.60	1.51	300,000	$0.60	300,000	$0.60

$0.11 to 0.60	1.92	5,500,000	$0.23	5,500,000	$0.25

Warrants outstanding at March 31, 2019 and 2018 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	March 31, 2019	March 31, 2018

October 10, 2020	$0.60	300,000	-
December 30, 2020	$0.20	3,000,000	3,000,000
June 26, 2020	$0.28	200,000	-
August 2, 2021	$0.11	1,500,000	1,500,000
October 10, 2021	$0.50	500,000	-

		5,500,000	4,500,000

2014 Stock Option Plan

On November 17, 2014, the Board adopted a stock option plan (the “2014 Plan”) whereby the Board may grant to directors, officers, employees, or consultants of the Company options to acquire common shares. The Board has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The 2014 Plan was adopted in order to provide an inducement and serve as a long term incentive program. The maximum number of common shares that may be reserved for issuance was set at ten million (10,000,000).

The option exercise price is established by the Board and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board, which may vary, but will not exceed ten years from the date of the grant. There are 10,000,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the 2014 Plan. As at March 31, 2019, the Company had issued options, allowing for the subscription of 20,121,000 shares of its common stock.

Stock Options - The following table summarizes information about stock options granted during the three months ended March 31, 2019 and 2018:

	March 31, 2019		March 31, 2018
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	20,121,000	$0.24	9,625,000	$0.21

Stock options granted	-	-	6,800,000	0.12
Stock options expired	-	-	72,000	0.37
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	20,121,000	$0.24	16,353,000	$0.17

Exercisable stock options	15,841,000	$0.24	10,167,666	$0.20

For the three months ended March 31, 2019, the Company granted a total of 0 stock options.

Outstanding stock options as of March 31, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$0.075 to 0.09	2.88	2,281,000	$0.09	2,281,000	$0.08
$0.11	2.34	3,500,000	$0.11	3,500,000	$0.11
$0.12	3.93	6,800,000	$0.12	5,950,000	$0.12
$0.22	4.59	2,165,000	$0.22	541,250	$0.22
$0.27	4.67	2,875,000	$0.27	1,068,750	$0.27
$0.50	5.64	2,500,000	$0.50	2,500,000	$0.50

$0.075 to 0.50	3.36	20,121,000	$0.24	15,841,000	$0.24

Stock options outstanding at March 31, 2019, and 2018 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	March 31, 2019	March 31, 2018
August 2, 2021	$0.11	3,500,000	3,500,000
February 17, 2022	$0.075	760,333	760,333
February 17, 2022	$0.09	1,520,667	1,520,667
March 5, 2023	$0.12	6,800,000	6,800,000
October 31, 2023	$0.22	2,165,000	-
November 30, 2023	$0.27	2,875,000	-
November 20, 2024	$0.25	2,500,000	-

		20,121,000	12,581,000

Stock compensation expense is $322,954 for the three months ended March 31, 2019 and $685,156 for the three months ended March 31, 2018.

NOTE 10 – LITIGATION

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Related party transactions are discussed in Notes 11 and 12.

NOTE 12 – LEASES

The Company accounts for leases in accordance with ASC Topic 842, “Leases,” which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet and expands disclosures about leasing arrangements for both lessees and lessors, among other items, for most lease arrangements.

In accordance with the adoption of ASC 842 on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets, which represent our right to use an underlying asset for the lease term, and operating lease liabilities which represent our obligation to make lease payments. Generally, we enter into operating lease agreements for facilities. Finance lease assets are recorded within property and equipment, net of accumulated depreciation. The amount of operating lease liabilities due within 12 months are recorded in other current liabilities, with the remaining operating lease liabilities recorded as non-current liabilities in our consolidated balance sheet based on their contractual due dates. Finance lease liabilities are classified according to contractual due dates.

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was between 13.16% and 15.06% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.7 years and 14.6% at March 31, 2019. We did not have finance leases at March 31, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2018 Form 10-K.

As of March 31, 2019, operating lease ROU assets were $214,611 and operating lease liabilities were $219,507, of which $121,405 were classified as noncurrent.

Future minimum lease commitments at March 31, 2019 were as follows:

Year ending December 31,	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$94,971
2020	81,919
2021	36,365
2022 and thereafter	53,200
Total lease payments	266,456
Less imputed interest	(46,949)
Total	$219,507

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$19,916
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,066

NOTE 13 – SUBSEQUENT EVENTS

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock, respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2,682,918 from approximately $5,298,897. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement.

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5,000,000 of units (the “Units”) resulting in gross proceeds of $5,000,000, before deducting placement agent fees and offering expenses (the “Offering”). The per Unit purchase price was $0.30. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 16,666,667 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 16,666,667 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $0.35 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissensohn, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200,000 each of unpaid principal owed to them from the HTS acquisition (the “Conversions”) by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5,000,000. As a result of the Conversions, a principal amount of $150,000 is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS to the Company on October 5, 2018.

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

A complete discussion of these uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on June 5, 2019.

Introduction

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

On October 5, 2018, the Company entered into a purchase agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the agreement, the Company purchased 100% of the capital stock of HTS from the Sellers and consequently acquired HTS’s wholly owned subsidiaries HTS USA, Inc. and Teamtronics Ltd.

The following is a discussion of the Company’s financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

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

The Company’s sales from continuing operations for the three months ended March 31, 2019 were $18.6 million, an increase of $3.4 million, or 22.7% over the same quarter in 2018.

The loss from continuing operations for the three months ended March 31, 2019 was $633,358, a decrease of $315,647 compared with the loss in the three months ended March 31, 2018 of $949,005.  Basic loss per share from continuing operations in Q1-2019 was ($0.01) versus ($0.03) per share in Q1-2018.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company had a working capital deficit of $20,880,835 and an accumulated deficit of $40,431,495. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and continued in 2019), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The addition of two new key vendors increased the Company’s purchasing power by adding credit availability in an amount just under $6,000,000. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

With the acquisition of HTS in October 2018, the Company has in its portfolio of products a computer vision technology that is based on artificial intelligence and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cashflow on a consolidated basis. The Company plans for these products to be a significant revenue source in 2019. Also with the acquisition of HTS, the Company acquired an operating facility with the ability for light manufacturing and assembling components. The Company can use HTS’s assembling facility to reduce the cost of goods and increase profit margins.

The matters that resulted in 2018, and a net loss for the three months ended March 31, 2019, which create substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements entered into 2018. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended March 31		Variation
	2019	2018	$	%
Revenue	$18,620,238	$15,180,547	3,439,691	22.7
Cost of Goods sold	14,022,969	12,014,454	2,008,515	16.7
Gross Profit	4,597,269	3,166,093	1,431,176	45.2
Operating Expenses	4,501,102	3,809,680	746,422	19.6
Income (loss) from operations	96,167	(643,587)	684,754	(106.4)
Net loss from continuing operations	(633,358)	(949,005)	300,647	(31.7)
Net Loss per common Share	$(0.01)	$(0.03)	0.02	(66.7)

n/m; not meaningful

Revenues

For the three months ended March 31, 2019 and 2018, the Company generated net revenues in the amount of $18,620,238 and $15,180,547, respectively. The 2019 increase was attributable to strong performance of our sales team, as well as the inclusion of a full quarter of revenues from our acquired subsidiary, HTS Image Processing.

Cost of Goods Sold

For the three months ended March 31, 2019 and 2018, the Company recognized a total of $14,022,969 and $12,014,454, respectively, of cost of goods sold. Cost of goods sold were 75.3% of net revenues at March 31, 2019 and 79.1% of revenues at March 31, 2018. Variation from prior years is difficult in an ever increasing competitive industry. Due to this, the Company is continually reevaluating its current product mix and supply channels to improve margins in 2019.

Operating expenses

Total operating expense for the three months ended March 31, 2019 and 2018 recognized was $4,501,102 and $3,809,680, respectively representing a 18.1% increase. The increase is attributable to a corresponding increase in revenues as well as the inclusion of a full quarter of cost of goods sold from our acquired subsidiary, HTS Image Processing.

General and Administrative – General and administrative expenses for the three months ended March 31, 2019 and 2018 totaled $688,508 and $476,855, respectively representing a 44.4% increase attributed to the inclusion of a full quarter of general and administrative expenses for HTS, as well as an increase in travel costs associated with strategic and capital planning.

Salary and benefits – Salary and employee benefits for the three months ended March 31, 2019 totaled $2,855,416, including $322,954 from non-cash stock-based compensation, as compared to $2,602,565, including $681,475 from non-cash stock based compensation. The increase in revenue in the first quarter of 2019 from the prior first quarter in 2018 comes with an increase in sales commissions of $6,502 paid to and accrued by the Company’s sales team. Excluding sales commissions and stock based compensation, salaries increased by $603,201 in the first quarter of 2019 compared to the first quarter of 2018, which increase is primarily attributed to the addition of HTS IP salaries.

Professional Fees – Professional fees for the three months ended March 31, 2019 were $414,869 as compared to $292,862 for the three months ended March 31, 2018. The increase is attributable to general growth of the Company’s operations as well as consulting agreements related to strategic consolidation efforts as well as the April 2019 private placement.

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2019 totaled $683,635, as compared to $294,765 for the three months ended March 31, 2018. The increase is attributable to the addition of interest expense incurred by HTS IP as well as the September 2018 amendment to the Scansource Note payable agreement.

Net loss from continuing operations

The Company realized a net loss from continuing operations of approximately $635,000 for the three months ended March 31, 2019, compared to a net loss of approximately $949,000 for the three months ended March 31, 2018, a decrease of approximately $316,000. The decrease in net loss is mainly attributable to the Company’s improvement of its gross margin percentage as well as the addition of high margin sales activities of HTS IP.

Liquidity and capital resources

As of March 31, 2019, the Company had cash in the amount of $876,529 of which $532,408 is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $20,880,835, compared to cash in the amount of $909,830, of which $531,938 is restricted, and a working capital deficit of $20,480,183 as at December 31, 2018. In addition, the Company had a stockholder’s equity of $1,936,369 at March 31, 2019 and $2,292,602 as of December 31, 2018.

The Company’s accumulated deficit was $40,431,495 and $39,752,433 at March 31, 2019 and December 31, 2018, respectively.

The Company’s operations resulted in net cash provided of $4,533,404 during the three months ended March 31, 2019, compared to net cash used of $40,098 during the three months ended March 31, 2018, an increase of $4,573,502. The changes in the non-cash working capital accounts are primarily attributable to an increase in accounts receivable of $1,941,489 during the three months ended March 31, 2019, and an increase of $6,213,757 in accounts payable during the three months ended March 31, 2019.

Net cash used in investing activities was $212,981 for the three months ended March 31, 2019, compared to net cash provided of $248,745 for the three months ended March 31, 2018, a decrease of $461,726, primarily attributable to a large decrease in restricted cash during the three months ended March 31, 2018.

The Company’s financing activities used net cash of $4,354,118 during the three months ended March 31, 2019, compared to net cash provided of $11,315 during the three months ended March 31, 2018. For the three months ended March 31, 2019, the Company paid down the Line of Credit with Action Capital by approximately $4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, (Principal Financial and Accounting Officer) concluded that, as of March 31, 2019, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2018, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on June 5, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended March 31, 2019), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 28, 2019

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

