Form 10-Q
period 2019-06-30
Quest Solution, Inc.
filed 2019-08-06
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,009,793 shares of common stock, $0.001 par value, as of July 18, 2019.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$2,705	$378
Accounts receivable, net	10,967	12,262
Inventory	1,219	1,803
Prepaid expenses	288	169
Other current assets	179	78
Total current assets	15,358	14,690

Property and equipment, net of accumulated depreciation of $2,470 and $2,037, respectively	351	389
Goodwill	13,921	13,921
Trade name, net of accumulated amortization of $2,759 and $2,585, respectively	1,631	1,805
Customer relationships, net of accumulated amortization of $5,827 and $5,076, respectively	6,763	7,514
Other intangibles, net of accumulated amortization of $109 and $33, respectively	1,208	1,267
Cash, restricted	532	532
Other assets	383	30
Total assets	$40,147	$40,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$20,397	$17,484
Accrued interest and accrued liabilities, related party	27	-
Line of credit	878	4,534
Accrued payroll and sales tax	1,750	2,173
Notes payable, related parties – current portion	1,552	1,891
Notes payable – current portion	6,546	8,823
Other current liabilities	1,284	265
Total current liabilities	32,434	35,170

Long term liabilities
Notes payable, related party, less current portion	1,365	1,912
Accrued interest and accrued liabilities, related party	-	33
Notes payable, less current portion	140	130
Other long term liabilities	691	610
Total liabilities	34,630	37,855

Stockholders’ equity
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 and 4,828,530 shares issued and outstanding, respectively	5	5
Common stock; $0.001 par value; 200,000,000 shares authorized; 77,009,547 and 71,931,693 shares issued and outstanding, respectively.	77	72
Common stock; $0.001 par value; 11,084,657 shares to be received	-	(2,616)
Common stock to be repurchased by the Company	-	(230)
Additional paid-in capital	46,446	44,814
Accumulated (deficit)	(41,012)	(39,753)
Accumulated other comprehensive loss	1	1
Total stockholders’ equity	5,517	2,293
Total liabilities and stockholders’ equity	$40,147	$40,148

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)	For the three months		For the six months
	ending June 30,		ending June 30,
	2019	2018	2019	2018
Revenues
Total Revenues	$14,126	$13,777	$32,746	$28,958

Cost of goods sold
Cost of goods sold	10,499	10,928	24,522	22,943

Gross profit	3,627	2,849	8,244	6,015

Operating expenses
General and administrative	525	560	1,214	1,037
Salary and employee benefits	2,208	2,259	5,063	4,861
Depreciation and amortization	541	435	1,084	873
Professional fees	543	513	958	805
Total operating expenses	3,817	3,767	8,319	7,576

Loss from operations	(190)	(918)	(95)	(1,561)

Other income (expenses):
Interest expense	(467)	(365)	(1,151)	(660)
Other (expenses) income	127	(1,127)	81	(1,124)
Total other expenses	(340)	(1,492)	(1,070)	(1,784)

Net Loss Before Income Taxes	(530)	(2,410)	(1,165)	(3,345)

Provision for Income Taxes
Current	-	(45)	-	(59)
Total Provision for Income Taxes	-	(45)	-	(59)

Net Loss attributable to Quest Solution Inc.	$(530)	$(2,455)	$(1,165)	$(3,404)
Less: Preferred stock – Series C dividend	(47)	(46)	(94)	(95)

Net loss attributable to the common stockholders	$(577)	$(2,501)	$(1,259)	$(3,499)

Net (loss) per share - basic	$(0.01)	$(0.06)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding - basic	82,547,400	41,856,966	77,091,278	42,099,171

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional			Other	Total Stockholders’
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Paid-in Capital	Shares Repurchased	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)

Balance, December 31, 2017	4,829	$5	36,828	$37	$34,495	$(230)	$(35,555)	$-	$(1,248)
ASC 606							1,213	-	1,213
Board Issuances			1,000	1	118			-	119
Dividend on Class C Shares							(48)	-	(48)
ESPP Stock Issuance			45	-	4			-	4
Stock-based compensation – options and warrants					353			-	353
Stock Based Compensation			1,800	2	207			-	209
Debt Settlements								-	-
Net (loss) income	-	-	-	-	-	-	(949)	-	(949)
Balance, March 31, 2018	4,829	5	39,673	40	35,177	(230)	(35,339)	-	(347)

Dividend on Class C Shares	-	-	-	-		-	(47)	-	(47)
ESPP Stock Issuance	-	-	10	-	2	-	-	-	2
Stock-based compensation – options and warrants	-	-	-	-	397	-	-	-	397
Debt Settlements			8,750	8	2,703	-	-	-	2,711
Accumulated other Comprehensive Loss	-	-	-	-	-	-		-	-
Net (loss) income	-	-	-	-	-	-	(2,455)	-	(2,455)
Balance, June 30, 2018	4,829	$5	48,433	$48	$38,279	$(230)	$(37,841)	$-	$261

Balance, December 31, 2018	4,829	$5	71,932	$72	$42,198	$(230)	$(39,753)	$1	$2,293
Dividend on Class C Shares							(46)		(46)
ESPP Stock Issuance			2	-	1				1
Stock-based compensation – options and warrants					323				323
Stock redemption			(508)	(1)	(229)	230			-
Net (loss) income	-	-	-	-	-	-	(635)		(635)
Balance, March 31, 2019	4,829	5	71,426	71	42,293	-	(40,434)	1	1,936

Dividend on Class C Shares	-	-	-	-		-	(48)	-	(48)
ESPP Stock Issuance	-	-	1	-	-	-	-	-	-
Stock-based compensation – options and warrants	-	-	-	-	100	-	-	-	100
Stock and warrant issuances, net of issuance costs			16,667	17	4,042	-			4,059
Purchase price adjustment – shares to be received	-	-	(11,085)	(11)	11	-	-	-	-
Net (loss) income	-	-	-	-	-	-	(530)	-	(530)
Balance, June 30, 2019	4,829	$5	77,009	$77	$46,446	$-	$(41,012)	$1	$5,517

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months ended June 30
(In thousands)	2019	2018
Cash flows from continuing operating activities:
Net loss	$(1,165)	$(3,404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	423	1,084
Topic 606 Cumulative Adjustment	-	1,213
Debt Settlement	-	1,264
Depreciation and amortization	1,084	873
Loss on fixed asset disposal	-	(36)
Inventory write off	-	50
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	1,295	(2,588)
(Increase) / decrease in prepaid expenses	(196)	199
(Increase) / decrease in inventory	562	(660)
Increase in accounts payable and accrued liabilities	3,714	1,587
(Decrease) in accrued interest and accrued liabilities, related party	-	(1)
(Decrease) in deferred revenue, net	-	(1,208)
Increase / (decrease) in accrued payroll and sales taxes payable	(424)	1,598
(Increase) / decrease in other assets	(118)	107
Increase / (decrease) in other liabilities	7	(100)
Net cash (used in) provided by operating activities	5,182	(22)

Cash flows from investing activities:
(Increase) / decrease in restricted cash	-	-
(Purchase) / sale of property and equipment	(23)	38
(Increase) / decrease in other assets	(352)	-
Net cash (used in) provided by investing activities	(375)	38

Cash flows from financing activities:
Net proceeds from common stock and warrant issuances	3,937	-
Proceeds from ESPP stock issuance	1	6
Proceeds from / (payments on) line of credit	(3,658)	1,281
Payment on notes/loans payable	(2,760)	(1,316)
Net cash used in financing activities	(2,480)	(29)

Net increase (decrease) in cash	2,327	(13)
Cash, beginning of period	378	709
Cash, end of period	$2,705	$696

Cash paid for interest	$1,101	$-
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$-	$262
Stock options issued	$423	$816
Conversion of notes payable	$400	-
Stock issued for debt settlement	$-	$45
Shares to be repurchased	$-	$(230)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of Quest Solution, Inc. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Quest Exchange Ltd., a Canadian based holding company, HTS Image Processing, Inc. (“HTS”), a Delaware corporation, HTS (USA), Inc., a Delaware corporation and HTS Image Ltd. (“HTS Ltd.”) (f/k/a Teamtronics Ltd.), an Israeli corporation.

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

Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncement in Fiscal 2019

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard on January 1, 2019 by applying the new lease requirements utilizing the Effective Date Method for all leases with terms greater than 12 months. We elected the package of practical expedients permitted under the transition guidance within the new standard, which included carrying forward historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The adoption of this standard resulted in the recognition of right-of-use assets of $238 thousand and additional lease liabilities of $238 thousand as of January 1, 2019. The adoption of the standard did not have a material impact on our operating results or cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard did not have a current impact on the Company’s Condensed Consolidated Financial Statements for the period ended June 30, 2019.

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

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the period ended June 30, 2019 and June 30, 2018 was $1.0 million and $873 thousand, respectively.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the six months ended June 30, 2019 and 2018 were 77,091,278 and 42,099,171, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have anti-dilutive impact due to losses reported.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported, as of June 30,:

	2019	2018
Options to purchase common stock	17,621,000	13,781,000
Convertible preferred stock	4,828,530	4,828,530
Warrants to purchase common stock	22,533,334	4,700,000
Common stock subject to repurchase	-	(507,079)
Potential shares excluded from diluted net loss per share	44,982,864	22,802,451

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company and each of its subsidiaries (“Quest US entities”), except HTS Ltd., is U.S. dollars. The functional currency of HTS Ltd. is the Israeli Shekel. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. For Quest US entities, continuing operations are conducted in U.S. dollars. The Company owns a non-operating subsidiary in Canada, from which it has no activity since October 1, 2016. For HTS Ltd., continuing operations are conducted in Israeli Shekel.

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated interim financial statements have been reclassified to conform with current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2019, the Company had a working capital deficit of $17.1 million and an accumulated deficit of $41.0 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and in the first quarter of 2019), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The matters that resulted in 2018 having substantial doubt about the Company’s ability to continue as a going concern have been somewhat mitigated by the successful debt reduction settlements finalized in December of 2017 as detailed in the Company’s Annual Report on Form 10-K filed on June 5, 2019. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

For the six months ended June 30, 2019 and the year ended December 31, 2018, one customer accounted for 21.4% and 17.0% of the Company’s revenues, respectively. At June 30, 2019 and December 31, 2018, one customer accounted for 13.5% and 11.6% of the Company’s accounts receivable balance, respectively.

NOTE 4 – BUSINESS ACQUISITION

HTS Image Processing, Inc. acquisition

On October 5, 2018 (“Closing Date”), the Company entered into a Purchase Agreement with Walefar and Campbeltown  (the “HTS Purchase Agreement”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. and its wholly owned subsidiaries HTS (USA), Inc. and HTS Image Ltd. (f/k/a Teamtronics Ltd.) from the Sellers.

Pro forma results of operations

The following pro forma results of operations for the six months ended June 30, 2018 have been prepared as though the business acquisition had occurred as of January 1, 2018. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

(In thousands, except per share data)	Six Months June 30, 2018
Pro forma sales	$32,671
Pro forma net income	(3,496)
Pro forma basic and diluted earnings per share	(0.08)

NOTE 5 – OTHER LIABILITIES

At June 30, 2019 and December 31, 2018, other liabilities consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Lease liability	$193	$-
Other vendor payable	801	-
Dividend payable	572	478
Bonus Payable	200	-
Others	209	397
Total other liabilities	1,975	875
Less Current Portion	(1,284)	(265)
Total long term other liabilities	$691	$610

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at June 30, 2019 and December 31, 2018, in thousands, was $878 and $4,534 respectively, which includes accrued interest.

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

NOTE 7 – NOTES PAYABLE

Notes payable at June 30, 2019 and December 31, 2018, consists of the following:

(In thousands)	June 30, 2019	December 31, 2018
Supplier Note Payable	$6,540	$8,340
All Other	146	613
Total	6,686	8,953
Less current portion	(6,546)	(8,823)
Long Term Notes Payable	$140	$130

Future maturities of notes payable as of June 30, 2019 are as follows;

2019	$6,543
2020	5
Thereafter	138
Total	$6,686

In connection with the acquisition of Bar Code Specialties, Inc. (“BCS”), a California corporation, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $4,758 beginning October 31, 2014 and ended October 2018. The loan bears interest at 1.84% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at June 30, 2019 and June 30, 2018 was $130 thousand, all of which was classified as long-term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full, therefore, the note is classified as long-term.

On July 18, 2016, the Company and the Supplier entered into that certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $12,492 thousand. The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250 thousand each, with any remaining principal and accrued interest due and payable on December 31, 2016.

●	On September 7, 2018, the Company entered into a Sixth Amendment to the secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each.

●	As of August 6, 2019, the Company is in negotiations with the holder of the Secured Promissory Note to extend the maturity date to December 31, 2019.

NOTE 8 –NOTES PAYABLE, RELATED PARTIES

Notes and loans payable, related parties consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018

Note payable – debt restructure Marin	$1,000	$1,160
Note payable – debt restructure Thomet	638	713
Convertible note payable – shareholders	300	700
Note payable - Certus	826	1,059
Note payable – debt restructure Zicman	153	171
Total notes payable, related parties	2,917	3,803
Less current portion	1,552	1,891
Long-term portion	$1,365	$1,912

The note payable for the acquisition of Quest was issued on January 9, 2014 in conjunction with the acquisition of Quest Marketing, Inc. The initial interest rate was 1.89%; subsequent to December 31, 2015, the interest was increased to 6% and is due in 2018. Principal and interest payments have been postponed. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with one of the Noteholders whereby $684 thousand of the promissory note was converted into 684,000 shares of Series C Preferred Stock. As part of the transaction, the related debt discount of $171 thousand was recorded against additional paid in capital. As part of the acquisition of Quest Marketing, the Company engaged an independent valuation analysis to do a valuation of the purchase accounting. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholders agree to subordinate their rights and payments until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term. As of June 30, 2019, the balance of this loan was $1.0 million.

The note payable for the acquisition of BCS was issued on November 21, 2014 in conjunction with the acquisition of BCS. The current interest is at 1.89% and is due in 2018. This note is convertible into Common Stock at $2.00 per share, subject to board approval such that no debt holder can own more than 5% of the outstanding shares. Principal payments and interest payments have been postponed. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term. As of June 30, 2019, the balance of this loan was $1.0 thousand.

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 3,400,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June 2016, the holder of the note granted the Company a forgiveness of debt in the amount of $75 thousand which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into a Promissory Note Conversion Agreement with the Noteholder whereby $1,800 thousand of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. As a result, the balance on this loan and related accrued interest at December 31, 2016 were all classified as long term.

On February 26, 2018, the Company entered into a lease termination agreement with David and Kathy Marin whereby it cancelled the lease for the premises located at 12272 Monarch St., Garden Grove, California effective as of April 20, 2018.

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc. is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. The Marins agreed to release their security interest against the Company. In connection with the $9.5 million reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 3,000,000 shares of Common Stock at an exercise price of $0.20 per share.

On February 28, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017. As of June 30, 2019, the balance of this loan was $638 thousand.

On February 28, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017. As of June 30, 2019, the balance of this loan was $153 thousand.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

On October 5, 2018, the Company entered into a purchase agreement with Walefar Investments, Ltd. (“Walefar”) and Campbeltown Consulting, Inc. (“Campbeltown”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of the Company’s common stock, having a value of $5.3 million based on the average closing price of the common stock for the 20 days’ preceding the agreement (the “Per Share Value”), (ii) cash in the amount of $300 thousand , and (iii) a 12 month convertible promissory note with a principal amount of $700 thousand and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. The agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the agreement, Shai Lustgarten received 11,226,477 shares of the Company’s common stock and Carlos Jaime Nissenson received 11,226,477 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock, respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2.7 million from $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. As a result of the Offering (see Note 9), $400 thousand of the notes outstanding were converted to common stock. The remaining principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS to the Company on October 5, 2018.

The repayment of the notes payable, related parties at June 30, 2019 is as follows:

(In thousands)

2019	$1,007
2020	758
2021	426
2022	426
Thereafter	300
Total	$2,917

NOTE 9 – STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENT

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors. Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the Closing Date”), the Company sold an aggregate gross proceeds of $5 million of units (the “Units”) before deducting placement agent fees, consultant and legal fees and other offering expenses (the “Offering”). The per Unit purchase price was $0.30.

Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share, and a warrant to purchase one share of common stock, and, as a result of the Offering, the Company issued 16,666,667 shares of common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 16,666,667 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $0.35 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date.

Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissensohn, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal, owed to them by the Company, in exchange for Shares and Warrants on the same terms as all other Purchasers.

ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), acted as the sole placement agent for the Offering. In connection with the Offering, the Company entered into a Placement Agency Agreement with the Placement Agent, pursuant to which it paid the Placement Agent $400 thousand (eight percent of the gross proceeds) in commissions and reimbursed it for $160 thousand of expenses incurred in connection with the Offering plus other miscellaneous expenses. The Company also issued the Placement Agent a warrant (the “Placement Agent Warrant”) to purchase 1,166,667 shares of the Company’s common stock (the “Placement Agent Warrant Shares”) at an exercise price of $0.35 per share. The Placement Agent Warrant terminates five and one-half years from the Closing Date.

The Company paid additional legal and other fees directly related to the Offering. The cash fees paid were netted against the Offering proceeds, as follows:

(In thousands)
Total proceeds from issuance of Common Stock and Warrants	$5,000
Conversion of notes payable – related parties	(400)
Placement Agent commission and fees	(560)
Legal and other fees	(103)
Total	$3,937

The fair value of the Warrants issued to the Placement Agent and Consultant are included in the Warrants Paid in Capital account in stockholder’s equity.

Allocation of Proceeds

The Company followed the relative fair value method - the instrument being analyzed is allocated a portion of the proceeds based on the proportion of its fair value to the sum of the fair values of all the instruments covered in the allocation – in allocating the Offering Proceeds between the Shares and the Warrants. As there is currently no independent market for the Warrants, the Company estimated their fair value using a Black Sholes model. The allocation is as follows:

		Percent of total
Estimated fair value of warrants	$6,278,452	48.5%
Value of common stock	$6,666,667	51.5%
Total estimated fair value	$12,945,119	100.0%

Pro rata fair value of warrants	$2,425,027	48.5%
Pro rata fair value of common stock	$2,574,973	51.5%
Total proceeds	$5,000,000	100.0%

PREFERRED STOCK

Series A

As of June 30, 2019, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of June 30, 2019, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of June 30, 2019, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred share outstanding. It has preferential rights above common shares and the Series B preferred shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $0.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc.

COMMON STOCK

During the first six months of 2019, the Company issued an aggregate of 2,923 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program for proceeds of $1 thousand.

On April 9, 2019, The Company issued an aggregate of 16,666,667 shares of common stock in connection with the Offering.

As of June 30, 2019, the Company had 77,009,547 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the six month periods ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	5,500,000	$0.23	5,605,000	$0.23

Warrants granted	17,833,334	0.35	200,000	0.28
Warrants expired	-	-	(905,000)	0.25
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	23,333,334	$0.32	4,900,000	$0.21

Exercisable warrants	23,333,334	$0.32	4,900,000	$0.21

Outstanding warrants as of June 30, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$0.11	2.09	1,500,000	$0.11	1,500,000	$0.11
$0.20	1.50	3,000,000	0.20	3,000,000	$0.20
$0.28	0.99	200,000	$0.28	200,000	$0.28
$0.50	2.28	500,000	0.50	500,000	$0.50
$0.60	1.28	300,000	$0.60	300,000	$0.60
$0.35	5.28	17,833,334	0.35	17,833,334	$0.35

$0.11 to 0.60	4.43	23,333,334	$0.32	23,333,334	$0.32

Warrants outstanding at June 30, 2019 and 2018 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	June 30, 2019	June 30, 2018

July 1, 2018	$1.00	-	200,000
June 26, 2020	$0.28	200,000	200,000
October 10, 2020	$0.60	300,000	-
December 30, 2020	$0.20	3,000,000	3,000,000
August 2, 2021	$0.11	1,500,000	1,500,000
October 10, 2021	$0.50	500,000	-
October 6, 2024	$0.35	17,833,334	-

		23,333,334	4,900,000

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

2018 Stock Option Plan

On March 8, 2018, the Company adopted a stock option plan (the “2018 Plan”) as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. On October 31, 2018, the Board amended the Plan to increase the amount of shares authorized for issuance thereunder from ten million (10,000,000) to sixteen million (16,000,000) shares of the Corporation’s common stock, par value $0.001 (the “Shares”). On January 23, 2019, the Company’s shareholders adopted and ratified the Plan.

As at June 30, 2019, the Company had issued options under the 2018 Plan allowing for the subscription of 11,840,000 shares of its common stock, with 4,160,000 shares remaining for issuance.

Stock Options - The following table summarizes information about stock options granted during the six months ended June 30, 2019 and 2018:

	June 30, 2019		June 30, 2018
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	20,121,000	$0.19	16,353,000	$0.17

Stock options granted	-	-	-
Stock options expired	-	-	36,000	0.38
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	20,121,000	$0.19	16,317,000	$0.17

Exercisable stock options	16,749,750	$0.19	11,100,416	$0.22

For the six months ended June 30, 2019, the Company granted no stock options.

Outstanding stock options as of June 30, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$0.075 to 0.09	2.64	2,281,000	$0.09	2,281,000	$0.08
$0.11	2.09	3,500,000	$0.11	3,500,000	$0.11
$0.12	3.68	6,800,000	$0.12	5,950,000	$0.12
$0.22	4.34	2,165,000	$0.22	541,250	$0.22
$0.27	4.42	2,875,000	$0.27	1,068,750	$0.27
$0.50	5.40	2,500,000	$0.50	2,500,000	$0.50

$0.075 to 0.50	3.36	20,121,000	$0.19	16,749,750	$0.19

Stock options outstanding at June 30, 2019, and 2018 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	June 30, 2019	June 30, 2018
July 9, 2018	$0.33	-	36,000
August 2, 2021	$0.11	3,500,000	3,500,000
February 17, 2022	$0.075	760,333	760,333
February 17, 2022	$0.09	1,520,667	1,520,667
June 30, 2022	$0.09	-	700,000
March 5, 2023	$0.12	6,800,000	6,800,000
October 31, 2023	$0.22	2,165,000	-
November 30, 2023	$0.27	2,875,000	-
November 20, 2024	$0.50	2,500,000	2,500,000
October 2, 2027	$0.145	-	500,000

		20,121,000	16,353,000

Stock compensation expense is $423 thousand for the six months ended June 30, 2019 and $1.1 million for the six months ended June 30, 2018.

NOTE 10 – SALARY AND EMPLOYEE BENEFITS

Salary and employee benefits for the six months ended June 30, 2019 and June 30, 2018 consists of the following:

(In thousands)	2019	2018
Stock compensation	423	1,078
Salaries (except R&D)	2,373	2,068
R&D salaries	423	-
Commissions	1,844	1,715
Total	5,063	4,861

NOTE 11 – LITIGATION

Our subsidiary, HTS (USA), Inc., is currently in litigation with Sagy Amit, a former employee, who claims that he is owed wages and commissions. The case is pending in the Superior Court of California, County of San Diego and discovery has just commenced. The Company intends to vigorously contest the action. No accrual has been made for this ongoing litigation.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Related party transactions are discussed in Note 8.

NOTE 13 – LEASES

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was between 13.16% and 15.06% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.4 years and 14.6% at June 30, 2019. We did not have finance leases at June 30, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2018 Form 10-K.

As of June 30, 2019, operating lease ROU assets were $191 thousand and operating lease liabilities were $193 thousand, of which $103 thousand were classified as noncurrent.

Future minimum lease commitments at June 30, 2019 were as follows:

Year ending December 31,	Operating Leases
(In thousands)
2019 (excluding the six months ended June 30, 2019)	$57
2020	82
2021	36
2022 and thereafter	54
Total lease payments	229
Less imputed interest	(36)
Total	$193

Supplemental cash flow information related to leases was as follows:

(In thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$61
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17

NOTE 14 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date of issuance of this report. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the financial statements as of and for the six months ended June 30, 2019.

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

On October 5, 2018, the Company entered into a purchase agreement with Walefar and Campbeltown (the “HTS Purchase Agreement”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers and consequently acquired HTS’s wholly owned subsidiaries HTS (USA), Inc. and HTS Image Ltd. (“HTS Ltd.”) (f/k/a Teamtronics Ltd.)

The following is a discussion of the Company’s financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with the Company’s financial statements contained in this Form 10-Q.

OVERVIEW

On February 28, 2018, the Company finalized settlement agreements with related parties which have an effective date of December 30, 2017. As part of the settlement agreements, the Company authorized the issuance of 600,000 shares of common stock valued at $59 thousand, 1,685,000 shares of Preferred Stock valued at $0.80 per share and issued 3,000,000 stock warrants with an exercise price of $0.20. The total net amount of debt extinguished in these transactions was $15.4 million.

The Company’s sales from continuing operations for the six months ended June 30, 2019, were $32.7 million, an increase of approximately $3.8 million, or 13.1% over the six months ended June 30, 2018.

The loss from continuing operations for the six months ended June 30, 2019 was $1.2 million, a decrease of $2.2 million compared with the loss in the six months ended June 30, 2018 of $3.4 million. Basic loss per share from continuing operations for the six months ended June 30, 2019 was ($0.02) versus ($0.08) per share for the same time period in 2018.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2019, the Company had a working capital deficit of $17.1 million and an accumulated deficit of $41.0 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and continued in 2019), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

With the acquisition of HTS in October 2018, the Company has in its portfolio of products a computer vision technology that is based on artificial intelligence and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cash flow on a consolidated basis. The Company plans for these products to be a significant revenue source in 2019. Also with the acquisition of HTS, the Company acquired an operating facility with the ability for light manufacturing and assembling components. The Company can use HTS’s assembling facility to reduce the cost of goods and increase profit margins.

The matters that resulted in 2018, and a net loss for the six months ended June 30, 2019, which create substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements entered into 2018. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following tables set forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

(In thousands, except per share data)	Six months ended June 30		Variation
	2019	2018	$	%
Revenue	$32,746	$28,958	3,788	13.1
Cost of Goods sold	24,522	22,942	1,580	6.9
Gross Profit	8,224	6,016	2,207	36.7
Operating Expenses	8,319	7,577	742	9.8
Income (loss) from operations	(95)	(1,561)	1,466	(93.9)
Net loss from continuing operations	(1,165)	(3,404)	2,239	(65.8)
Net Loss per common Share	$(0.02)	$(0.08)	0.06	(75.0)

(In thousands, except per share data)	Three months ended June 30		Variation
	2019	2018	$	%
Revenue	$14,126	$13,777	349	2.5
Cost of Goods sold	10,499	10,928	(429)	(3.9)
Gross Profit	3,627	2,849	778	27.3
Operating Expenses	3,817	3,767	50	1.3
Income (loss) from operations	(190)	(918)	728	(79.3)
Net loss from continuing operations	(530)	(2,455)	1,925	(78.4)
Net Loss per common Share	$(0.01)	$(0.06)	0.05	(83.3)

Revenues

For the six months ended June 30, 2019 and 2018, the Company generated net revenues in the amount of $32.7 million and $29.0 million, respectively. For the three months ended June 30, 2019 and 2018, the Company generated net revenues in the amount of $14.1 million and $13.8 million, respectively. The 2019 increase was attributable to strong performance of our sales team, as well as the inclusion of revenues from our acquired subsidiary, HTS Image Processing, Inc. for the six- and three-month periods ended June 30, 2019.

Cost of Goods Sold

For the six months ended June 30, 2019 and 2018, the Company recognized a total of $24.5 million and $22.9 million, respectively, of cost of goods sold. For the six months ended June 30, 2019 and 2018, cost of goods sold were 74.9% and 79.2% of net revenues, respectively. For the three months ended June 30, 2019 and 2018, the Company recognized a total of $10.5 million and $10.9 million, respectively, of cost of goods sold. For the three months ended June 30, 2019 and 2018, cost of goods sold were 74.3% and 79.3% of net revenues, respectively. Variation from prior years is difficult in an ever increasing competitive industry. Due to this, the Company is continually reevaluating its current product mix and supply channels to improve margins in 2019.

Operating expenses

Total operating expense for the six months ended June 30, 2019 and 2018 recognized was $8.3 million and $7.6 million, respectively, representing a 9.8% increase. The increase is attributable to a corresponding increase in revenues as well as the inclusion of six months of operating expenses from our acquired subsidiary, HTS Image Processing, Inc. Total operating expense for the three months ended June 30, 2019 and 2018 recognized was $3.8 million and $3.8 million, respectively, representing no change.

General and Administrative – General and administrative expenses for the six months ended June 30, 2019 and 2018 totaled $1.2 million and $1.0 million, respectively, representing a 17.1% increase. General and administrative expenses for the three months ended June 30, 2019 and 2018 totaled $525 thousand and $560 thousand, respectively, representing a 6.3% decrease. The increase in the first six months 2019 is attributed to the inclusion of six months of general and administrative expenses for HTS. The decrease in the three months ended June 30, 2019 is attributed to continued cost-cutting measures.

Salary and benefits – Salary and employee benefits for the six months ended June 30, 2019 totaled $5.1 million, including $423 thousand from non-cash stock-based compensation, as compared to $4.9 million including $1.1 million from non-cash stock based compensation for the six months ended June 30, 2018. Excluding stock-based compensation, salaries increased by $857 thousand in the first six months of 2019 compared to the first six months of 2018, which increase is primarily attributed to the addition of HTS salaries. Salary and employee benefits for the three months ended June 30, 2019 totaled $2.2 million, including $100 thousand from non-cash stock-based compensation, as compared to $2.3 million including $396 thousand from non-cash stock based compensation for the three months ended June 30, 2018. Excluding stock-based compensation, salaries increased by $245 thousand in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, which increase is primarily attributed to the addition of HTS salaries.

Professional Fees – Professional fees for the six months ended June 30, 2019 were $958 thousand as compared to $806 thousand for the six months ended June 30, 2018. Professional fees for the three months ended June 30, 2019 were $543 thousand as compared to $513 thousand for the three months ended June 30, 2018. The increase is attributable to general growth of the Company’s operations as well as consulting agreements related to strategic consolidation efforts.

Other income and expenses

Interest Expense - Interest expense for the six months ended June 30, 2019 totaled $1.2 million, as compared to $660 thousand for the six months ended June 30, 2018. Interest expense for the three months ended June 30, 2019 totaled $467 thousand, as compared to $365 thousand for the six months ended June 30, 2018. The increase is attributable to the addition of interest expense incurred by HTS as well as interest incurred in connection with the September 2018 amendment to the Scansource Note payable agreement.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $1.2 million for the six months ended June 30, 2019, compared to a net loss of $3.4 million for the six months ended June 30, 2018, a decrease of $2.2 million. The Company realized a net loss from continuing operations of $530 thousand for the three months ended June 30, 2019, compared to a net loss of $2.5 million for the three months ended June 30, 2018, a decrease of $1.9 million. The decrease in net loss is mainly attributable to the Company’s improvement of its gross margin percentage as well as the addition of high margin sales activities of HTS.

Liquidity and capital resources

As of June 30, 2019, the Company had cash in the amount of $3.2 million of which $532 thousand is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $17.1 million, compared to cash in the amount of $910 thousand, of which $532 thousand is restricted, and a working capital deficit of $20.5 million as at December 31, 2018. In addition, the Company had a stockholder’s equity of $5.5 million at June 30, 2019 and $2.3 million as of December 31, 2018.

The Company’s accumulated deficit was $41.0 million and $39.8 million at June 30, 2019 and December 31, 2018, respectively.

The Company’s operations resulted in net cash provided of $5.2 million during the six months ended June 30, 2019, compared to net cash used of $21 thousand during the six months ended June 30, 2018, an increase of $5.2 million. The changes in the non-cash working capital accounts are primarily attributable to a decrease in accounts receivable of $1.3 million during the six months ended June 30, 2019, and an increase of $3.7 million in accounts payable during the six months ended June 30, 2019.

Net cash used in investing activities was $375 thousand for the six months ended June 30, 2019, compared to net cash provided of $38 thousand for the six months ended June 30, 2018, a decrease of $413 thousand, primarily attributable to a large decrease in restricted cash during the six months ended June 30, 2018.

The Company’s financing activities used net cash of $2.5 million during the six months ended June 30, 2019, compared to net cash used of $29 thousand during the six months ended June 30, 2018. For the six months ended June 30, 2019, the Company paid down the Line of Credit with Action Capital by approximately $3.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, (Principal Financial and Accounting Officer) concluded that, as of June 30, 2019, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the six months ended June 30, 2019), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, HTS (USA), Inc., is currently in litigation with Sagy Amit, a former employee, who claims that he is owed wages and commissions. The case is pending in the Superior Court of California, County of San Diego and discovery has just commenced. The Company intends to vigorously contest the action.

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

Date: August 6, 2019

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

