Form 10-Q
period 2019-09-30
Quest Solution, Inc.
filed 2019-11-08
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-09047

QUEST SOLUTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1865 West 2100 South

Salt Lake City, UT 84119
(Address of principal executive offices) (Zip Code)

(801) 244-9577

(Registrant’s telephone number, including area code)

Quest Solution, Inc.

860 Conger Street

Eugene, OR 87402

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,196,228 shares of common stock, $0.001 par value, as of November 6, 2019.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	September 30, 2019	December 31, 2018
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$1,954	$378
Accounts receivable, net	10,842	12,262
Inventory	2,015	1,803
Prepaid expenses	245	169
Other current assets	173	78
Total current assets	15,229	14,690

Property and equipment, net of accumulated depreciation of $2,470 and $2,037, respectively	338	389
Goodwill	13,921	13,921
Trade name, net of accumulated amortization of $2,759 and $2,585, respectively	1,544	1,805
Customer relationships, net of accumulated amortization of $5,827 and $5,076, respectively	6,387	7,514
Other intangibles, net of accumulated amortization of $109 and $33, respectively	1,170	1,267
Cash, restricted	533	532
Other assets	335	30
Total assets	$39,457	$40,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$21,095	$17,484
Accrued interest and accrued liabilities, related party	-	-
Line of credit	517	4,534
Accrued payroll and sales tax	1,878	2,173
Notes payable, related parties – current portion	1,241	1,891
Notes payable – current portion	6,548	8,823
Other current liabilities	1,168	265
Total current liabilities	32,447	35,170

Long term liabilities
Notes payable, related party, less current portion	1,258	1,912
Accrued interest and accrued liabilities, related party	27	33
Notes payable, less current portion	137	130
Other long term liabilities	406	610
Total liabilities	34,275	37,855

Stockholders’ equity
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 and 4,828,530 shares issued and outstanding, respectively	5	5
Common stock; $0.001 par value; 200,000,000 shares authorized; 79,196,228 and 71,931,693 shares issued and outstanding, respectively.	79	72
Common stock; $0.001 par value; 11,084,657 shares to be received	-	(2,616)
Common stock to be repurchased by the Company	-	(230)
Additional paid-in capital	47,264	44,814
Accumulated (deficit)	(42,179)	(39,753)
Accumulated other comprehensive loss	13	1
Total stockholders’ equity	5,182	2,293
Total liabilities and stockholders’ equity	$39,457	$40,148

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)	For the three months		For the nine months
	ending September 30,		ending September 30,
	2019	2018	2019	2018
Revenues
Total Revenues	$13,097	$13,444	$45,843	$42,369

Cost of goods sold
Cost of goods sold	9,601	10,745	34,123	33,688

Gross profit	3,496	2,699	11,720	8,681

Operating expenses
General and administrative	727	687	1,941	1,724
Salary and employee benefits	2,700	1,597	7,763	6,425
Depreciation and amortization	536	439	1,620	1,312
Professional fees	268	363	1,226	1,169
Total operating expenses	4,231	3,086	12,550	10,630

Loss from operations	(735)	(387)	(830)	(1,949)

Other income (expenses):
Interest expense	(618)	(303)	(1,769)	(963)
Other (expenses) income	(90)	(226)	(9)	(1,381)
Total other expenses	(708)	(529)	(1,778)	(2,344)

Net Loss Before Income Taxes	(1,443)	(916)	(2,608)	(4,292)

Provision for Income Taxes
Current	-	(16)	-	(45)
Total Provision for Income Taxes	-	(16)	-	(45)

Net Loss attributable to Quest Solution Inc.	$(1,443)	$(932)	$(2,608)	$(4,337)
Less: Preferred stock – Series C dividend	(48)	(48)	(141)	(142)

Net loss attributable to the common stockholders	$(1,491)	$(980)	$(2,749)	$(4,479)

Net (loss) per share - basic	$(0.02)	$(0.02)	$(0.04)	$(0.11)

Weighted average number of common shares outstanding - basic	77,583,183	48,709,773	77,312,948	42,592,783

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, June 30, 2018	4,829	$5	48,433	$48	$38,279	$(230)	$(37,841)	$-	$261
Dividend on Class C Shares	-	-	-	-		-	(48)	-	(48)
ESPP Stock Issuance	-	-	12	-	2	-	-	-	2
Stock-based compensation – options and warrants	-	-	-	-	46	-	-	-	46
Debt Settlements			265	1	-	-	-	-	1
Accumulated other Comprehensive Loss	-	-	-	-	-	-		-	-
Net (loss) income	-	-	-	-	-	-	(932)	-	(932)
Balance, September 30, 2018	4,829	$5	48,710	$49	$38,327	$(230)	$(38,821)	$-	$(670)

Balance, June 30, 2019	4,829	$5	77,009	$77	$46,446	$-	$(41,012)	$1	$5,517

Dividend on Class C Shares	-	-	-	-		-	276	-	276
ESPP Stock Issuance	-	-	2	-	-	-	-	-	-
Stock-based compensation – options, warrants, issuances	-	-	1,550	1	669	-	-	-	670
Foreign currency translation	-	-	-	-	-	-	-	12	12
Conversion of debt	-	-	635	1	149	-	-	-	150
Net (loss) income	-	-	-	-	-	-	(1,443)	-	(1,443)
Balance, September 30, 2019	4,829	$5	79,196	$79	$47,264	$-	$(42,179)	$13	$5,182

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2017	4,829	$5	36,828	$37	$34,495	$(230)	$(35,555)	$-	$(1,248)
ASC 606	-	-	-	-	-	-	1,213	-	1,213
Board Issuances	-	-	1,000	1	118	-	-	-	119
Dividend on Class C Shares	-	-	-	-	-	-	(143)	-	(143)
ESPP Stock Issuance	-	-	67	-	8	-	-	-	8
Stock-based compensation – options and warrants	-	-	-	-	796	-	-	-	796
Stock Based Compensation	-	-	1,800	2	207	-	-	-	209
Debt Settlements	-	-	9,015	9	2,703	-	-	-	2,712
Net (loss) income	-	-	-	-	-	-	(4,336)	-	(4,336)
Balance, September 30, 2018	4,829	$5	48,710	$49	$38,327	$(230)	$(38,821)	$-	$(670)

Balance, December 31, 2018	4,829	$5	71,932	$72	$42,198	$(230)	$(39,753)	$1	$2,293
Dividend on Class C Shares	-	-	-	-	-	-	182	-	182
ESPP Stock Issuance	-	-	5	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	1,550	1	1,092	-	-	-	1,093
Stock and warrant issuances, net of issuance costs	-	-	16,667	17	4,042	-	-	-	4,059
Purchase price adjustment – shares to be received	-	-	(11,085)	(11)	11	-	-	-	-
Stock redemption	-	-	(508)	(1)	(229)	230	-	-	-
Accumulated other comprehensive income	-	-	-	-	-	-	-	12	12
Conversion of debt	-	-	635	1	149	-	-	-	150
Net (loss) income	-	-	-	-	-	-	(2,608)		(2,608)
Balance, September 30, 2019	4,829	$5	79,196	$79	$47,264	$-	$(42,179)	$13	$5,182

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

QUEST SOLUTION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months ended September 30
(In thousands)	2019	2018
Cash flows from continuing operating activities:
Net loss	$(2,608)	$(4,337)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,093	1,125
Topic 606 Cumulative Adjustment	-	1,213
Debt Settlement	-	1,264
Depreciation and amortization	1,620	1,312
Loss on fixed asset disposal	-	(36)
Inventory write off	-	50
Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	1,420	(4,282)
(Increase) / decrease in prepaid expenses	(154)	79
(Increase) / decrease in inventory	(234)	(669)
Increase in accounts payable and accrued liabilities	4,412	4,933
(Decrease) in accrued interest and accrued liabilities, related party	(6)	(1)
(Decrease) in deferred revenue, net	-	(1,204)
Increase / (decrease) in accrued payroll and sales taxes payable	(295)	850
(Increase) / decrease in other assets	57	119
Increase / (decrease) in other liabilities	(358)	(153)
Net cash provided by operating activities	4,947	263

Cash flows from investing activities:
(Increase) / decrease in restricted cash	-	-
(Purchase) / sale of property and equipment	(45)	29
(Increase) / decrease in other assets	(225)	-
Net cash (used in) provided by investing activities	(270)	29

Cash flows from financing activities:
Net proceeds from common stock and warrant issuances	3,937	9
Proceeds from ESPP stock issuance	1	-
Proceeds from line of credit	7,053	969
Payments on line of credit	(11,070)
Payment on notes/loans payable	(3,022)	(1,391)
Net cash used in financing activities	(3,101)	(413)

Net increase (decrease) in cash	1,576	31
Cash, beginning of period	378	25
Cash, end of period	$1,954	$56

Cash paid for interest	$1,156	$556
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Debt conversion	$550	$-
Stock based compensation	$1,093	$-
Change in terms of accounts payable	$(801)	(6,764)
Stock issued for debt settlement	$-	$2,711
Shares to be repurchased	$-	$(230)

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

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of the new standard did not have a current impact on the Company’s Condensed Consolidated Financial Statements for the period ended September 30, 2019.

The Company has evaluated other recent pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the nine months ended September 30, 2019 and September 30, 2018 was $1.5 million and $1.3 million, respectively.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended September 30, 2019 and 2018 were 77,312,948 and 42,592,783, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have anti-dilutive impact due to losses reported.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported, as of September 30:

	2019	2018
Options to purchase common stock	12,581,000	13,781,000
Convertible preferred stock	4,828,530	4,828,530
Warrants to purchase common stock	4,500,000	4,700,000
Common stock subject to repurchase	-	(507,079)
Potential shares excluded from diluted net loss per share	21,909,530	22,802,451

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company had a working capital deficit of $17.2 million and an accumulated deficit of $42.2 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and in the first nine months of 2019), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

For the nine months ended September 30, 2019 and the year ended December 31, 2018, one customer accounted for 15.3% and 17.0% of the Company’s revenues, respectively. At September 30, 2019 and December 31, 2018, one customer accounted for 11.1% and 11.6% of the Company’s accounts receivable balance, respectively.

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

Pro forma results of operations

The following pro forma results of operations for the nine months ended September 30, 2018 have been prepared as though the business acquisition had occurred as of January 1, 2018. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

(In thousands, except per share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Pro forma sales	$15,114,596	$47,785,551
Pro forma net income	(1,459,261)	(4,955,288)
Pro forma basic and diluted earnings per share	(0.03)	(0.12)

NOTE 5 – OTHER LIABILITIES

At September 30, 2019 and December 31, 2018, other liabilities consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Lease liability	$164	$-
Other vendor payable	801	-
Dividend payable	297	478
Others	312	397
Total other liabilities	1,574	875
Less Current Portion	(1,168)	(265)
Total long term other liabilities	$406	$610

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5,000,000. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at September 30, 2019 and December 31, 2018, in thousands, was $517 and $4,534 respectively, which includes accrued interest.

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

NOTE 7 – NOTES PAYABLE

Notes payable at September 30, 2019 and December 31, 2018, consists of the following:

(In thousands)	September 30, 2019	December 31, 2018
Supplier Note Payable	$6,540	$8,340
All Other	145	613
Total	6,685	8,953
Less current portion	(6,548)	(8,823)
Long Term Notes Payable	$137	$130

Future maturities of notes payable as of September 30, 2019 are as follows;

2019	$6,543
2020	4
2021	138
2022	-
2023	-
Total	$6,685

In connection with the acquisition of Bar Code Specialties, Inc. (“BCS”), a California corporation, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $5 thousand beginning October 31, 2014 and ended October 2018. The loan bears interest at 1.84% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at September 30, 2019 and December 31, 2018 was $130 thousand, all of which was classified as long-term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full, therefore, the note is classified as long-term.

On July 18, 2016, the Company and the Supplier entered into a certain Secured Promissory Note, with an effective date of July 1, 2016, in the principal amount of $12.5 million. The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250 thousand each, with any remaining principal and accrued interest due and payable on December 31, 2016.

●	On September 7, 2018, the Company entered into a Sixth Amendment to the secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 8 –NOTES PAYABLE, RELATED PARTIES

Notes and loans payable, related parties consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018

Note payable – debt restructure Marin	$940	$1,160
Note payable – debt restructure Thomet	600	713
Note payable – debt restructure Zicman	144	171
Convertible note payable – shareholders	150	700
Note payable – RWCC	665	1,059
Total notes payable, related parties	2,499	3,803
Less current portion	1,241	1,891
Long-term portion	$1,258	$1,912

Note payable – debt restructure Marin

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc. is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. As a result, the balance on this loan and related accrued interest at December 31, 2018 were all classified as long term, being due in 2023. As of September 30, 2019, the balance of this loan was $940 thousand.

Note payable – debt restructure Thomet

On February 28, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 500,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017. As of September 30, 2019, the balance of this loan was $600 thousand and is due in 2023.

Note payable – debt restructure Zicman

On February 28, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 100,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017. As of September 30, 2019, the balance of this loan was $144 thousand.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

Convertible note payable - shareholders

On October 5, 2018, the Company entered into a purchase agreement with Walefar Investments, Ltd. (“Walefar”) and Campbeltown Consulting, Inc. (“Campbeltown”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 22,452,954 shares of the Company’s common stock, having a value of $5.3 million based on the average closing price of the common stock for the 20 days’ preceding the agreement (the “Per Share Value”), (ii) cash in the amount of $300 thousand, and (iii) a 12 month convertible promissory note with a principal amount of $700 thousand and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. The agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director and newly appointed CFO Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the agreement, Shai Lustgarten received 11,226,477 shares of the Company’s common stock and Carlos Jaime Nissenson received 11,226,477 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 5,542,328 and 5,542,329 shares of common stock, respectively. This Amendment reduced the amount of shares issued in the acquisition to 11,368,297 shares from 22,452,954 shares and the amount of share consideration to approximately $2.7 million from $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. As a result of the Offering (see Note 9), $400 thousand of the notes outstanding were converted to common stock. As of September 30, 2019, the remaining principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively ($300 thousand total) under the note issued to them as partial consideration in the sale of HTS to the Company on October 5, 2018.

On September 30, 2019, and in accordance with the terms of the Convertible Promissory Note, Walefar and Campbeltown each exercised the right to convert $75 thousand in unpaid principal balance into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. Accordingly, the Company issued 317,796 shares to each of Walefar and Campbeltown.

Note payable – RWCC

The company acquired the Note Payable – RWCC (“RWCC Note”)(f.k.a. Certus) with the acquisition of HTS. The RWCC Note was a non-interest-bearing note. The RWCC Note was historically discounted using an effective interest rate of 5.0%. The outstanding balance of $665 thousand is classified as short term and is due and payable in April 2020 with monthly payment of approximately $85,000 per month. The RWCC Note is classified as a related party note because the Chief Executive Officer of RWCC is the son of a significant shareholder of the Company and a sibling of a member of the Board of Directors.

Repayment of notes payable

The repayment of the notes payable, related parties at September 30, 2019 is as follows:

(In thousands)
2019	$504
2020	843
2021	426
2022	426
Thereafter	300
Total	$2,499

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

The Company paid additional legal and other fees directly related to the Offering. The cash fees paid were netted against the Offering proceeds, as follows:

(In thousands)
Total proceeds from issuance of Common Stock and Warrants	$5,000
Conversion of notes payable – related parties	(400)
Placement Agent commission and fees	(560)
Legal and other fees	(103)
Net cash received from private placement	$3,937
Accrued private placement consulting fees	200
Placement fees prepaid in earlier period	(78)
Equity issued net of non-cash placement fees	$4,059

The fair value of the Warrants issued to the Placement Agent and Consultant are included in the Warrants Paid in Capital account in stockholder’s equity. In conjunction with the Securities Purchase Agreement, the Company accrued $200 thousand in private placement consulting fees. The company incurred $78 thousand of private placement fees prepaid in a prior period.

Allocation of Proceeds

The Company followed the relative fair value method - the instrument being analyzed is allocated a portion of the proceeds based on the proportion of its fair value to the sum of the fair values of all the instruments covered in the allocation – in allocating the Offering Proceeds between the Shares and the Warrants. As there is currently no independent market for the Warrants, the Company estimated their fair value using a Black Sholes model which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. The allocation is as follows:

		Percent of total
Estimated fair value of warrants	$6,278,452	48.5%
Value of common stock	$6,666,667	51.5%
Total estimated fair value	$12,945,119	100.0%

Pro rata fair value of warrants	$2,425,027	48.5%
Pro rata fair value of common stock	$2,574,973	51.5%
Total proceeds	$5,000,000	100.0%

PREFERRED STOCK

Series A

As of September 30, 2019, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2019, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, 2019, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred shares outstanding. They have preferential rights above common shares and the Series B preferred shares and are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $0.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Each Series C preferred share outstanding is convertible into one (1) share of common stock of Quest Solution, Inc. During 2019, the Company reduced accrued dividends payable by $323 thousand.

COMMON STOCK

During the first nine months of 2019, the Company issued an aggregate of 4,012 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program for proceeds of $1 thousand.

On April 9, 2019, the Company issued an aggregate of 16,666,667 shares of common stock in connection with the Offering.

On August 27, 2019, the Company issued an aggregate of 1,550,000 shares of common stock to an employee and a consultant as part of the Company’s 2018 Equity Incentive Plan.

On September 30, 2019, and in accordance with the terms of the Convertible Promissory Note, Walefar and Campbeltown each exercised the right to convert $75 thousand in unpaid principal balance into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. Accordingly, The Company issued 365,592 shares to each Walefar and Campbeltown.

As of September 30, 2019, the Company had 79,196,228 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the nine month periods ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	5,500,000	$0.23	4,900,000	$0.23

Warrants granted	17,833,334	0.35	-	-
Warrants expired	-	-	(200,000)	1.00
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	23,333,334	$0.32	4,700,000	$0.17

Exercisable warrants	23,333,334	$0.32	4,700,000	$0.17

Outstanding warrants as of September 30, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$0.11	1.84	1,500,000	$0.11	1,500,000	$0.11
$0.20	1.25	3,000,000	0.20	3,000,000	$0.20
$0.28	0.74	200,000	$0.28	200,000	$0.28
$0.50	2.03	500,000	0.50	500,000	$0.50
$0.60	1.03	300,000	$0.60	300,000	$0.60
$0.35	5.02	17,833,334	0.35	17,833,334	$0.35

$0.11 to 0.60	4.18	23,333,334	$0.32	23,333,334	$0.32

Warrants outstanding at September 30, 2019 and 2018 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	September 30, 2019	September 30, 2018

June 26, 2020	$0.28	200,000	200,000
October 10, 2020	$0.60	300,000	-
December 30, 2020	$0.20	3,000,000	3,000,000
August 2, 2021	$0.11	1,500,000	1,500,000
October 10, 2021	$0.50	500,000	-
October 6, 2024	$0.35	17,833,334	-

		23,333,334	4,700,000

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

As at September 30, 2019, the Company had issued options under the 2018 Plan allowing for the subscription of 14,390,000 shares of its common stock, with 60,000 shares remaining for issuance.

Stock Options - The following table summarizes information about stock options granted during the nine months ended September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	20,121,000	$0.19	16,317,000	$0.17

Stock options granted	2,550,000	0.25	-
Stock options expired	-	-	36,000	0.33
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	22,671,000	$0.20	16,218,000	$0.17

Exercisable stock options	17,869,750	$0.19	13,689,416	$0.18

For the nine months ended September 30, 2019, the Company granted 2,550,000 stock options.

Outstanding stock options as of September 30, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$0.075 to 0.09	2.39	2,281,000	$0.09	2,281,000	$0.09
$0.11	1.84	3,500,000	$0.11	3,500,000	$0.11
$0.12	3.43	6,800,000	$0.12	5,950,000	$0.12
$0.22	4.09	2,165,000	$0.22	1,082,500	$0.22
$0.25	3.84	2,550,000	$0.25	318,750	$0.25
$0.27	4.17	2,875,000	$0.27	2,237,500	$0.27
$0.50	5.15	2,500,000	$0.50	2,500,000	$0.50

$0.075 to 0.50	3.47	22,671,000	$0.20	17,869,750	$0.19

Stock options outstanding at September 30, 2019, and 2018 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	September 30, 2019	September 30, 2018
August 2, 2021	$0.11	3,500,000	3,500,000
February 17, 2022	$0.075	760,333	760,333
February 17, 2022	$0.09	1,520,667	1,520,667
June 30, 2022	$0.09	-	700,000
March 5, 2023	$0.12	6,800,000	6,800,000
July 31, 2023	$0.25	2,550,000	-
October 31, 2023	$0.22	2,165,000	-
November 30, 2023	$0.27	2,875,000	-
November 20, 2024	$0.50	2,500,000	2,500,000
October 2, 2027	$0.145	-	500,000

		22,671,000	16,281,000

Stock compensation expense is $1.1 million for the nine months ended September 30, 2019 and $1.1 million for the nine months ended September 30, 2018. The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

NOTE 10 – SALARY AND EMPLOYEE BENEFITS

Salary and employee benefits for the nine months ended September 30, 2019 and September 30, 2018 consists of the following:

(In thousands)	2019	2018
Stock compensation	1,093	1,125
Salaries (except R&D)	3,273	2,402
R&D salaries	714	-
Bonuses	95	429
Commissions	2,588	2,469
Total	7,763	6,425

NOTE 11 – LITIGATION

Our subsidiary, HTS (USA), Inc., is currently in litigation with Sagy Amit, a former employee, who claims that he is owed wages and commissions. The case is pending in the Superior Court of California, County of San Diego and discovery has commenced. The Company intends to vigorously contest the action. Management believes the outcome of the case will not have a material impact on the Company’s financial statements.

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was between 13.16% and 15.06% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.15 years and 14.6% at September 30, 2019. We did not have finance leases at September 30, 2019. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2018 Form 10-K.

As of September 30, 2019, operating lease ROU assets were $168 thousand and operating lease liabilities were $164 thousand, of which $70 thousand were classified as noncurrent.

Future minimum lease commitments at September 30, 2019 were as follows:

Year ending December 31,	Operating Leases
(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$36
2020	82
2021	36
2022 and thereafter	54
Total lease payments	208
Less imputed interest	(44)
Total	$164

Supplemental cash flow information related to leases was as follows:

(In thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$92
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17

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

The Company’s sales from continuing operations for the nine months ended September 30, 2019, were $32.7 million, an increase of approximately $3.8 million, or 13.1% over the nine months ended September 30, 2018.

The loss from continuing operations for the nine months ended September 30, 2019 was $2.6 million, a decrease of $1.7 million compared with the loss in the nine months ended September 30, 2018 of $4.3 million. Basic loss per share from continuing operations for the nine months ended September 30, 2019 was ($0.04) versus ($0.11) per share for the same time period in 2018.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company had a working capital deficit of $17.2 million and an accumulated deficit of $42.2 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and continued in 2019), the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

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

The matters that resulted in 2018, and a net loss for the nine months ended September 30, 2019, which create substantial doubt about the Company’s ability to continue as a going concern, have been somewhat mitigated by the successful debt reduction settlements entered into 2018. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following tables set forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

(In thousands, except per share data)	Nine months ended September 30		Variation
	2019	2018	$	%
Revenue	$45,843	$42,369	3,474	8.2
Cost of Goods sold	34,123	33,687	436	1.3
Gross Profit	11,720	8,682	3,038	35.0
Operating Expenses	12,550	10,630	1,920	18.1
Income (loss) from operations	(830)	(1,948)	1,118	(57.4)
Net loss from continuing operations	(2,608)	(4,337)	1,729	(39.9)
Net Loss per common Share	$(0.04)	$(0.11)	0.07	(63.6)

(In thousands, except per share data)	Three months ended September 30		Variation
	2019	2018	$	%
Revenue	$13,097	$13,444	(347)	(2.6)
Cost of Goods sold	9,601	10,745	(1,114)	(10.6)
Gross Profit	3,496	2,699	797	29.5
Operating Expenses	4,231	3,086	1,145	37.1
Income (loss) from operations	(735)	(387)	(348)	89.9
Net loss from continuing operations	(1,443)	(932)	(511)	54.8
Net Loss per common Share	$(0.02)	$(0.02)	0.00	0.00

Revenues

For the nine months ended September 30, 2019 and 2018, the Company generated net revenues in the amount of $45.8 million and $42.4 million, respectively. For the three months ended September 30, 2019 and 2018, the Company generated net revenues in the amount of $13.1 million and $13.4 million, respectively. The 2019 increase between the nine-month periods was attributable to strong performance of our sales team, as well as the inclusion of revenues from our acquired subsidiary, HTS Image Processing, Inc. for the nine-month period ended September 30, 2019.

Cost of Goods Sold

For the nine months ended September 30, 2019 and 2018, the Company recognized a total of $34.1 million and $33.7 million, respectively, of cost of goods sold. For the nine months ended September 30, 2019 and 2018, cost of goods sold were 74.4% and 79.5% of net revenues, respectively. For the three months ended September 30, 2019 and 2018, the Company recognized a total of $9.6 million and $10.7 million, respectively, of cost of goods sold. For the three months ended September 30, 2019 and 2018, cost of goods sold were 73.3% and 79.9% of net revenues, respectively. Variation from prior years is difficult in an ever increasing competitive industry. Due to this, the Company is continually reevaluating its current product mix and supply channels to improve margins in 2019.

Operating expenses

Total operating expense for the nine months ended September 30, 2019 and 2018 recognized was $12.6 million and $10.6 million, respectively, representing an 18.1% increase. The increase is attributable to a corresponding increase in revenues as well as the inclusion of nine months of operating expenses from our acquired subsidiary, HTS Image Processing, Inc. Total operating expense for the three months ended September 30, 2019 and 2018 recognized was $4.2 million and $3.1 million, respectively, representing an increase of 37.1%.

General and Administrative – General and administrative expenses for the nine months ended September 30, 2019 and 2018 totaled $1.9 million and $1.7 million, respectively, representing a 12.7% increase. General and administrative expenses for the three months ended September 30, 2019 and 2018 totaled $727 thousand and $687 thousand, respectively, representing a 6.0% increase. The increase in the first nine months of 2019 is attributed to the inclusion of nine months of general and administrative expenses for HTS.

Salary and benefits – Salary and employee benefits for the nine months ended September 30, 2019 totaled $7.8 million, including $1.1 million from non-cash stock-based compensation, as compared to $6.4 million including $1.1 million from non-cash stock based compensation for the nine months ended September 30, 2018. Excluding stock-based compensation, salaries increased by $1.3 million in the first nine months of 2019 compared to the first nine months of 2018, which increase is primarily attributed to the addition of HTS salaries. Salary and employee benefits for the three months ended September 30, 2019 totaled $2.7 million, including $670 thousand from non-cash stock-based compensation, as compared to $1.6 million including no non-cash stock based compensation for the three months ended September 30, 2018. Excluding stock-based compensation, salaries increased by $481 thousand in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which increase is primarily attributed to the addition of HTS salaries.

Professional Fees – Professional fees for the nine months ended September 30, 2019 were $1.2 million as compared to $1.2 million for the nine months ended September 30, 2018, representing no change. Professional fees for the three months ended September 30, 2019 were $268 thousand as compared to $363 thousand for the three months ended September 30, 2018. The decrease is attributable to cost cutting measures.

Other income and expenses

Interest Expense - Interest expense for the nine months ended September 30, 2019 totaled $1.8 million, as compared to $963 thousand for the nine months ended September 30, 2018. Interest expense for the three months ended September 30, 2019 totaled $618 thousand, as compared to $303 thousand for the three months ended September 30, 2018. The increase is attributable to the addition of interest expense incurred by HTS as well as interest incurred in connection with the September 2018 amendment to the Scansource Note payable agreement in addition to interest expense incurred in connection with vendor interest agreements.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $2.6 million for the nine months ended September 30, 2019, compared to a net loss of $4.3 million for the nine months ended September 30, 2018, a decrease of $1.7 million. The Company realized a net loss from continuing operations of $1.4 million for the three months ended September 30, 2019, compared to a net loss of $932 thousand for the three months ended September 30, 2018, an increase of $511 thousand. The decrease in net loss between the nine-month periods is mainly attributable to the Company’s improvement of its gross margin percentage as well as the addition of high margin sales activities of HTS. The increase in net loss between the three-month periods is primarily attributable to larger than usual amounts of non-recurring stock based compensation in the three months ended September 30, 2019.

Liquidity and capital resources

As of September 30, 2019, the Company had cash in the amount of $2.5 million of which $533 thousand is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $17.2 million, compared to cash in the amount of $910 thousand, of which $532 thousand was restricted, and a working capital deficit of $20.5 million as at December 31, 2018. In addition, the Company had a stockholder’s equity of $5.0 million at September 30, 2019 and $2.3 million as of December 31, 2018.

The Company’s accumulated deficit was $42.2 million and $39.8 million at September 30, 2019 and December 31, 2018, respectively.

The Company’s operations resulted in net cash provided of $4.9 million during the nine months ended September 30, 2019, compared to net cash provided of $263 thousand during the nine months ended September 30, 2018, an increase of $4.7 million. The changes in the non-cash working capital accounts are primarily attributable to a decrease in accounts receivable of $1.4 million during the nine months ended September 30, 2019, and an increase of $4.4 million in accounts payable during the nine months ended September 30, 2019.

Net cash used in investing activities was $270 thousand for the nine months ended September 30, 2019, compared to net cash provided of $29 thousand for the nine months ended September 30, 2018, a decrease of $299 thousand, primarily attributable to a large decrease in restricted cash during the nine months ended September 30, 2018.

The Company’s financing activities used net cash of $3.1 million during the nine months ended September 30, 2019, compared to net cash used of $29 thousand during the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the Company paid down the Line of Credit with Action Capital by approximately $4.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, (Principal Financial and Accounting Officer) concluded that, as of September 30, 2019, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended September 30, 2019), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, HTS (USA), Inc., is currently in litigation with Sagy Amit, a former employee, who claims that he is owed wages and commissions. The case is pending in the Superior Court of California, County of San Diego and discovery has commenced. The Company intends to vigorously contest the action.

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

Date: November 8, 2019

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

