Form 10-K
period 2019-12-31
OMNIQ Corp.
filed 2020-03-30
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-09047

OMNIQ CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1865 West 2100 South, Salt Lake City, UT 84119
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, was $12.8 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,024,837 shares of common stock were outstanding as of March 25, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements,” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report on Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	The intensity of competition;

●	General economic conditions, including the overall effect of the current COVID19 Crisis; and

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

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

PART I

ITEM 1. BUSINESS

General

OMNIQ Corp., a Delaware corporation, formerly Quest Solution, Inc., together with its wholly owned subsidiaries, referred to herein as “we,” “us,” and “our” (“OMNIQ” or the “Company”), was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

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

In January 2014, the Company had determined it was in the best interest of stockholders to focus on operating companies with a track record of positive cash flows and larger existing revenue bases. The Company’s strategy developed into leveraging management’s relationships in the business world for investments for the Company. On January 10, 2014, the Company entered into that certain Share Purchase Agreement with Quest Solution, Inc., an Oregon corporation (“Quest Solution”), in the technology, software, and mobile data collection systems business, in order to acquire Quest Solution for a purchase price of $16.0 million , payable in the form of (i) a promissory note for $5.0 million; and (ii) a promissory note for $11.0 million.

On November 19, 2014, the Company entered into a Stock Purchase Agreement with Bar Code Specialties, Inc., a California corporation (“BCS”), and David Marin, the sole stockholder of BCS, pursuant to which the Company agreed to purchase all outstanding shares of common stock of BCS held by Mr. Marin for an aggregate purchase price of $10.4 million, payable in the form of a five-year secured subordinated convertible promissory note. BCS is a company specializing in systems integration and data collection. Initially the Company focused on the distribution vertical, but quickly grew its operational focus to include retail, manufacturing, food, and healthcare.

Effective October 1, 2015, the Company acquired the interest in ViascanQdata, Inc. (“ViascanQData”), a Canadian based operation in the same business line as OMNIQ. The purchase price for the shares of ViascanQdata was 5,200,000 shares of Series B Preferred Stock (which were convertible on a 1:1 basis into common shares, with no other preferential rights) as well as a promissory note of $1.5 million.

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $575 thousand was received at closing and the balance was received on April 30, 2017. In addition, the Company has redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $32 thousand thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

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

●

The Company cancelled the intercompany debts of approximately $7.0 million as well. The Company was also to receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, received upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

●

The Company also negotiated a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period. In connection with the payments referenced above, the Company relinquished its right of first refusal.

Subsequent to December 31, 2018, the Company learned that Quest Solution Canada, Inc. was sold mostly for the assumption of certain liabilities. The Company reached an agreement with Quest Solution Canada requiring it to pay the Company an aggregate of $200 thousand divided into monthly payments which payments are currently being made.

On February 26, 2018, the Company entered into a lease termination agreement with David and Kathy Marin whereby it cancelled the lease for the premises located at 12272 Monarch St., Garden Grove, California effective as of April 20, 2018.

On February 28, 2018, the Company entered into a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. in the amount of $2.8 million is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 5,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described below in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017.

On February 28, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. in the amount of $2.8 million is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 25,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described below in the description of the Marin Settlement II Agreement.

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., in the amount of $2.8 million is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. The Marins released their security interest against the Company. In connection with the $9.5 million reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $4.00 per-share.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100 thousand which currently had a balance of $111 thousand in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Shares outstanding are convertible into common stock at the rate of 20 Preferred Shares to one share of common stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) and automatically converts into Common Stock at $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) in the event that the Company’s common stock has a closing price of $30 per share for 20 consecutive trading days. The Preferred Stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred Stock shall neither pay nor accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100 thousand Note and the accrued interest thereon was cancelled in its entirety.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

On June 7, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) with Jason Griffith, a creditor and principal stockholder of the Company. Griffith is the owner of a promissory note in the principal amount of $1.25 million plus he is owed accrued interest of $125 thousand and is owed an additional $215 thousand of accrued dividends on his Series C Preferred Stock (the $1.6 million as calculated above is collectively referred to as the “Owed Amount”). Pursuant to the Settlement Agreement, Griffith will convert the Owed Amount into 430,000 shares of the Company’s restricted common stock and the Owed Amount will be deemed satisfied in full. Griffith will continue to retain ownership of his 1,800,000 shares of Series C Preferred Stock except that he agrees that all accrued dividends are deemed satisfied and no dividends will be payable or will accrue on these preferred shares until one year from the date of the Settlement Agreement. The Series C Preferred Shares outstanding are convertible into common stock at the rate of 20 Preferred Shares to one share of common stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) and automatically converts into Common Stock at $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) in the event that the Company’s common stock has a closing price of $30 per share for 20 consecutive trading days. Griffith has agreed that he will not publicly sell more than 10% of any Shares of Common Stock beneficially owned by him in any 30-day period.

On October 5, 2018, the Company entered into a purchase agreement (the “HTS Purchase Agreement”) with Walefar Investments, Ltd. (“Walefar”) and Campbeltown Consulting, Ltd. (“Campbeltown”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 1,122,648 shares of the Company’s common stock, having a value of $5.3 million based on the average closing price of the common stock for the 20 days’ preceding the HTS Purchase Agreement (the “Per Share Value”), (ii) cash in the amount of $300 thousand, and (iii) a 12 month convertible promissory note with a principal amount of $700 thousand and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $4.72. The HTS Purchase Agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the agreement, Shai Lustgarten received 561,324 shares of the Company’s common stock and Carlos Jaime Nissenson received 561,324 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 277,166 and 277,116 shares of common stock respectively. This Amendment reduced the number of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.7 million from approximately $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduced the Company’s issued and outstanding common stock to 3,850,451 shares from 4,404,684 shares as of June 4, 2019.

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5.0 million of units (the “Units”) resulting in gross proceeds of $5.0 million, before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $6.00. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 833,333 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 833,333 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5.0 million. As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 5, 2018.

On November 18, 2019, the Company filed an amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware, pursuant to which the Company i) changed its name from Quest Solution, Inc. to OMNIQ Corp. and ii) effected a reverse split of its common stock at a ratio of one (1) for twenty (20), effective November 20, 2019 (the “Reverse Split”).

The above section’s discussion of the Company’s securities reflects the consolidation of shares as a result of the Reverse Split.

Strategy

Following the divestiture of Quest Solution Canada Inc., the Company’s strategy has been to focus on operational excellence and cost reduction, addressing the balance sheet debt load and putting together a business plan that is based on revenue growth and technological leadership. The Company intends to continue to identify synergies within the Company to offer a more complete offering of products, services and technological solutions to customers throughout the United States. Furthermore, the market in which OMNIQ operates is undergoing consolidation and OMNIQ intends to start identifying strategic companies in the data collection, big data analytics and mobile systems integration market, as well as other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

The Company is a provider of products and solutions to two main markets, Supply Chain Management and Smart/Safe City. The Company has recently expanded its product solutions, which are based on Artificial Intelligence (“AI”) and Machine Learning algorithms and offer Computer Vision applications. OMNIQ’s newest product offerings have not only established the Company as an innovative and technological company, but also one that is, able to offer its fortune 1,000 customers an end-to-end solution. OMNIQ is a pioneer in providing cutting edge technological solutions to the markets it serves. The Company, as a world-wide systems integrator, focuses on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. OMNIQ uses unique Computer Vision technology and additional identification technologies in its solutions. The Company is also a manufacturer and/or distributor of labels, tags, ribbons and RFID identification tags. OMNIQ takes a consultative approach by offering end-to-end solutions that include software, algorithm, hardware, service contracts, communications and full lifecycle management services. OMNIQ simplifies the integration process with its experienced team of professionals. The Company delivers problem solving solutions backed by numerous customer references. The Company offers comprehensive packaged and configurable software some of which is developed by OMNIQ and some of it is sourced from 3rd parties. OMNIQ is also a leading providing of bar code labels and ribbons (media) to its customers. OMNIQ provides consultative services to companies to select, design and manufacture the right label for their product offering. Once a company selects the product, sales are generally highly repeatable on a regular basis.

OMNIQ’s newest offering of groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and automated parking solutions.

Inspired by time-critical “friend or foe” decision-making processes, OMNIQ’s patented algorithms are based on a combination of cognitive science and machine learning-based pattern recognition technology which is arbitrated through a multi-layered decision-making process that offers both speed and accuracy.

OMNIQ’s experienced team of consulting and integration professionals guide companies through the entire development and deployment process, from selecting technology to the successful company-wide rollout of a customized solution that fits a company’s unique requirements. After performing a thorough technical evaluation of the client’s current operations and specific operational problems, OMNIQ’s team determines the optimal hardware and software solutions to optimize the client’s operational workflow. OMNIQ delivers, ongoing services provided throughout the deployment process and throughout the entire product life cycle. OMNIQ also delivers full installation services for all mobile, data collection computers and printing equipment including full staging and kitting of the equipment.

OMNIQ has been successful in delivering mission critical mobile computing and data collection solutions to Fortune 1000 companies for over two decades. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for OMNIQ to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth and opportunity available to the Company to succeed.

Core to the solutions offered by OMNIQ is a full suite of configurable packaged software solutions that were internally developed and provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Order Entry: Software designed to increase productivity in the field. Remote workers increasingly demand rapid access to real-time information and up to date data to facilitate and streamline their job functions in the field for which we believe OMNIQ’s Order Entry Software is the answer.

DSD and Route: Software packages designed to increase overall productivity. In the fourth quarter of 2016, OMNIQ introduced the next generation of Direct Store Delivery (DSD) and Proof of Delivery software called Route Edge TM. The OMNIQ DSD and Route Edge TM software packages include proprietary applications for portable devices, computer servers and management dashboards that extend the power of existing systems out to field associates to enhance routing and delivery efficiency.

Intelligent Order Entry: Adds intelligence to aging order entry system to maximize profits. The hand held industry is a vital link in getting remote orders from the field to corporate. OMNIQ’s Intelligent Order Entry Software adds this capability to aging order entry systems.

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

Proof of Delivery: Enhances document delivery performance. OMNIQ offers proof-of-delivery capabilities as part of its Mobility Suite that we believe gives companies an edge over competitors by improving customer service.

WTMiP: Extends business beyond four walls. WTMiP provides the link between corporate and the mobile worker. WTMiP servers allow files and data to seamlessly synchronize between the corporate host and laptops, handheld devices and Windows CE or Windows Mobile devices.

Easy Order: Easy order on-line purchasing portal. OMNIQ’s Easy Order Solution offers companies a customized portal that streamlines and simplifies ordering by providing clients with their own unique private on-line store.

QTSaaS (Quest Total Solutions as a Service): QTSaaS is a complete mobile services offering that includes hardware, software, services and wireless data in a bundled subscription payment offering over a period of time. OMNIQ’s partnership with Hyperion Partners LLC and wireless carriers allows OMNIQ to offer mobility solutions to our customers on platforms that extend the market into new mobile applications that previously were not being automated.

Media and Label Business: Repeatable easy order online purchasing portal. The largest segment of data collection opportunity for OMNIQ is the barcode label market providing ongoing and repeatable purchasing business. OMNIQ intends to continue in the label business in the United States to drive business growth and increased margins.

Target Markets

The two markets the Company serves are Smart/Safe City and Supply Chain Management. OMNIQ’s groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and discerning customers within the access control, airport, border crossing, municipality safety and parking industries. OMNIQ seeks to utilize its expertise and end-to-end software solutions in markets which we believe provide the greatest opportunity to increase margins.

Within the Supply Chain Management market, OMNIQ believes it can further develop its existing customer base that is in need of replacing their legacy systems with a new go-to-market strategy that leverages our field sales and system resources, telemarketing, customer portals and vertical market and barcode label specialists. OMNIQ also believes that its base of industry leading customers for the Company’s barcode label and ribbon (media) products in the manufacturing, distribution, transportation and logistics, retail and healthcare sectors, which sectors are at the core of OMNIQ’s business are also ideal candidates for the Company’s machine learning technology. OMNIQ has been successful in integrating mission critical mobile computing and data collection solutions for Fortune 1000 companies for over two decades. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for OMNIQ to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth and opportunity available to the Company to succeed.

The Company believes that integrating its new patented and proprietary AI technology into its existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at the higher margins associated with the AI value-creation paradigm for both OMNIQ and its fortune 1000 clientele.

Competitive overview

The mobile system integration market is characterized by a limited number of large competitors and numerous smaller niche players. OMNIQ typically pursues larger accounts and national customers, competing most often with the larger channel partners, including Stratix, Peak Technologies, Lowry, and Barcoding Inc. For specific solutions, the Company also competes with niche players that are often focused on a single industry. Hardware sales are often pressured by competition from online retailers, but the Company believes that its consultative, integrated solutions approach is a clear differentiator for most prospective customers.

Sales Strategy

The Company’s current direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in reach mirrors the Company’s addition of new products and services. Sales team members are organized by industry areas of opportunity, areas of expertise and territory. OMNIQ’s sales teams are organized to address national accounts offering a broad array of unique solutions for key lines of business applications, which allows for upsell and cross sell opportunities to our clients. For the barcode label (media) business, OMNIQ utilizes a specialty sales force as well as action as resellers and distributors of OMNIQ manufactured label products to serve the market.

Sales persons are supported internally by sales support personnel who coordinate quotes and logistics and by members of the systems engineering group and software teams.

The normal sales cycle is one (1) to six (6) months, and typically involves the development of a scope of work and preparation of a ROI analysis. OMNIQ prepares templates for this purpose which reduces the sales cycle. The analyses and proposals include information on leasing and other financing options, which helps differentiate the Company from its competitors. The label business sales cycles are shorter with purchases made more frequently on a transactional basis.

General Discussion of Operations

Concentrations

For the years ended December 31, 2019 and 2018, one customer accounted for 12.3% and 17.0%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2019 and 2018 are made up of trade receivables due from customers in the ordinary course of business. Two customers made up 20.9% of the accounts receivable balance at December 31, 2019 and two customers together represented 23.7% of the balance of accounts receivable at December 31, 2018, which represented greater than 10% of accounts receivable at December 31, 2019 and 2018, respectively.

Accounts payable are made up of payables due to vendors in the ordinary course of business at December 31, 2019 and 2018. One vendor made up 83.0% and 62.7% of our accounts payable in 2019 and 2018, respectively, which represented greater than 10% of accounts payable at December 31, 2019 and 2018, respectively.

Employees and Consultants

As of the date of this filing, we had a total of 61 full time employees and no part time employees.

OMNIQ’s website is located at www.omniq.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The corporate offices of the Company are currently located at 1865 West 2100 South, Salt Lake City, UT 84119. The Company opened an executive suite in Salt Lake City, Utah in August 2017. This office houses the offices for the Company’s CEO. Rent on this location was waived by the landlord until January 1st 2018, when the office space expanded to house a portion of the Company’s accounting and administrative staff. The Company’s rent per month at this location is now $24 thousand per month and the lease term does not exceed one year.

In April 2012, Quest Marketing, Inc. signed an operating lease at 860 Conger Street, Eugene, Oregon 97402. The premises consist of approximately 7,000 square feet of warehouse and office space. The lease provided for monthly payments of $4 thousand through March 2013 and is adjusted annually to reflect changes in the cost of living for the remainder of the lease term. In no event shall the monthly rent be increased by more than 2% in any one year. The lease expired on March 31, 2017 and the Company extended the term of the lease for an additional two years with the same cost of living increase. The Company recently terminated the lease. This location handled administrative functions as well as had an operations team, inside sales, warehouse and support center for OMNIQ’s sales team.

The lease at the Company’s Ohio location, signed by Quest Marketing, Inc. in July 2011, provides for monthly payments of $3 thousand. The lease was extended on June 30, 2019 for an additional 12 months. This location is used by the Company’s software development team and engineers for assistance with its sales team.

The Company signed a new lease on February 1, 2018 for the Company’s office and warehouse location in Anaheim, California, downsizing from Garden Grove, California. The Company rent is at the rate of $2 thousand per month through January 31, 2020. The monthly rent from February 1, 2020 until February 28th, 2021 is $3 thousand. The lease expires on February 28, 2021. This location houses satellite sales and a technical support office.

As of October 1, 2018, in connection with the HTS acquisition, the Company added the lease for the offices for the R&D employees that are located in Israel. The rental cost for the three months ended December 2018 was $53 thousand. On December 2018, the offices moved to a “We Work” offices located in Haifa, Israel to reduce the rental cost. The amount paid for December 2018 was 9,170 Nis, or approximately $3 thousand, in January 2019 13 thousand Nis, or approximately $4 thousand, and from February 2019 until January 2020 the amount of 25 thousand Nis per month, or approximately $7 thousand, and from January 2020, 30 thousand Nis per month, or approximately $8 thousand.

ITEM 3. LEGAL PROCEEDINGS

During 2019, our subsidiary, HTS USA, INC., was in litigation with Sagy Amit, a former employee, who claimed that he was owed wages and commissions. As of the date of this filing, the case has been resolved.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of OMNIQ’s common stock are not traded on an established market. OMNIQ’s common stock is traded through broker/dealers and in private transactions, and quotations are reported on the OTCQB under the symbol “OMQS”. OTCQB quotations reflect interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions. No dividends have been declared or paid on OMNIQ’s common stock and none are likely to be declared or paid in the near future.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2018:
Fiscal Quarter Ended March 31, 2018	$7.60	$1.00
Fiscal Quarter Ended June 30, 2018	$6.80	$3.80
Fiscal Quarter Ended September 30, 2018	$6.20	$3.60
Fiscal Quarter Ended December 31, 2018	$6.20	$3.00

Fiscal Year Ended December 31, 2019:
Fiscal Quarter Ended March 31, 2019	$13.00	$3.52
Fiscal Quarter Ended June 30, 2019	$10.00	$4.16
Fiscal Quarter Ended September 30, 2019	$8.60	$4.00
Fiscal Quarter Ended December 31, 2019	$8.00	$2.62

These prices have been adjusted to reflect the 1-for-20 reverse stock split that became effective on November 20, 2019.

On March 25, 2020, the common stock closed at $4.74 per share.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,408,550	$4.09	21,750

Total	1,408,550	$4.09	21,750

The Equity Compensation Plan Information table above reflects the Company’s Reverse Split.

On January 23, 2019, the Company received shareholder approval to adopt its 2018 Equity Incentive Plan.

Dividends and other Distributions

OMNIQ has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. OMNIQ may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company has no current plans to do so. Any future determination to pay cash dividends will be at the discretion of OMNIQ’s board of directors. The Company’s Series C Preferred Stock pays a 6% dividend, but the Company was unable to make such dividend payments and so those dividends are accrued quarterly. Accrued but unpaid dividends do not bear interest. Pursuant to the settlement agreements made with Kurt Thomet, George Zicman, and with David and Kathleen Marin, in which over $15 million in debt was extinguished, the new shares of Series C Preferred Stock issued in exchange, totaling 1,685,000 shares, will not pay and will not accrue dividends for a 24 month period, or any time prior to March 1, 2020.

Recent Sales of Unregistered Securities

Effective November 20, 2019, the Company effected a reverse split of its common stock at a ratio of one (1) for twenty (20). The amount of shares and shares underlying derivative securities, as well as their exercise prices, shown below are presented in their post-Reverse Split form.

On September 5, 2019, the Company entered into a letter agreement with Shai Lustgarten, the Company’s Chief Executive Officer, pursuant to which the Company and Mr. Lustgarten agreed to extend the term of Mr. Lustgarten’s employment agreement for an additional two (2) years. As consideration and in light of the Company’s achievements under the leadership of Mr. Lustgarten, the Company, pursuant to its 2018 Equity Incentive Plan, issued to Mr. Lustgarten 50,000 shares of the Company’s common stock.

On September 5, 2019, the Company entered into a letter agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, pursuant to which they agreed to extend the term of Mr. Nissensohn’s and/or an entity under his control’s consulting agreement for an additional two (2) years. As consideration and in light of Mr. Nissensohn’s and/or an entity under his control’s past consulting services which the Company believes were essential to its recent achievements, the Company, pursuant to the 2018 Equity Incentive Plan, issued to Mr. Nissensohn and/or an entity under his control 27,500 shares of the Company’s common stock

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5.0 million of units (the “Units”) resulting in gross proceeds of $5.0 million, before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $0.30. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 833,333 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 833,333 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5.0 million. As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 5, 2018.

On December 11, 2018, the Company issued to Orion Capital Advisors, LLC (“Orion”) 7,500 shares of common stock pursuant to the Consulting Agreement between the Company and Orion dated October 10, 2018.

On December 11, 2018, the Company issued to Three Rivers Business Consulting, LLC (“Three Rivers”) 7,500 shares of common stock pursuant to the Business Development Agreement between the Corporation and Three Rivers dated August 1, 2018.

On December 7, 2018, the Company issued options to purchase an aggregate of 143,750 shares of common stock, at an exercise price of $5.40, pursuant to the Company’s 2018 Equity Incentive Plan.

On October 31, 2018, the Company issued options to purchase an aggregate of 108,250 shares of common stock, at an exercise price of $4.40, pursuant to the Company’s 2018 Equity Incentive Plan.

On October 18, 2018, the Company issued Orion 7,500 shares of common stock pursuant to a consulting agreement with Orion.

On October 11, 2018, the Company issued 1,122,648 shares of common stock, a 12-month convertible promissory note in the principal amount of $700 thousand with a conversion price of $4.72, in connection with the HTS Purchase Agreement with Walefar and Campbeltown, dated October 5, 2018. As of the date of this filing, an aggregate principal amount of $150 thousand remains outstanding. On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 277,116 and 277,116 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.7 million from approximately $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 3,850,421 from 4,404,653.

On October 4, 2018, the Company issued Yes If, LLC, an entity controlled by Jason Griffith, warrants to purchase an aggregate of 25,000 shares of common stock at $10.00 per share pursuant to his consulting agreement with the Company.

On October 4, 2018, the Company issued Orion Capital warrants to purchase an aggregate of 15,000 shares of common stock at $12.00 per share pursuant to a consulting agreement with the Company.

On October 4, 2018, the Company issued Three Rivers 5,000 shares of common stock, 5,000 shares of common stock to Corporate Profile LLC pursuant to a letter agreement and 5,297 shares of common stock to Sichenzia Ross Ference LLP for legal services.

On August 1, 2018, the Company issued 3,226 shares of common stock to the Company’s legal counsel, Sichenzia Ross Ference LLP as payment for legal services.

On July 27, 2018, the Company issued 10,000 shares of its common stock to John Nesbett pursuant to the Company’s investor relations agreement with his entity, Institutional Marketing Services, Inc. and Sichenzia Ross Ference, LLP was issued 3,226 shares of common stock for legal services.

On June 26, 2018, the Company issued 7,500 shares of common stock to Maren Life Reinsurance LTD and warrants to purchase 10,000 shares of common stock at $5.60 per share as part of a debt settlement agreement.

On June 7, 2018, the Company authorized the issuance of 430,000 shares of common stock to Jason Griffith. The issuance was part of a convertible provision in an existing note held by Jason Griffith. With the issuance of stock the debt and accrued interest was extinguished.

On March 8, 2018, the Company granted a total of 85,000 shares of common stock and options to purchase up to 340,000 shares of common stock under the 2018 Equity Incentive Plan. Also, pursuant to the Company’s 2018 Equity Incentive Plan, the Company granted 50,000 shares of the Company’s common stock to the Company’s Chief Executive Officer Shai Lustgarten. Also, the company granted a total of 90,000 shares to the individuals for services rendered including the Company’s Chief Financial Officer Ben Kemper, external consultants, Kurt Thomet, and George Zicman.

On December 30, 2017, the Company authorized the issuance of 30,000 shares of common stock valued at $59 thousand and 1,600,000 shares of Series C Preferred Stock as part of a debt extinguishment agreement with Kurt Thomet and George Zicman who were creditors and former employees of the Company. The common shares were issued on June 9, 2018. The Series C Preferred Stock was valued at $0.80 per share. The total net amount of debt extinguished in this transaction was $5.8 million. The Company also authorized the issuance of 85,000 shares of Series C Preferred Stock and issued 150,000 stock warrants with an exercise price of $4.00 as part of a separate debt reduction agreement with David Marin, who is a principal stockholder of the Company. The total net amount of debt forgiven in this transaction was $9.6 million.

On October 2, 2017, the Company granted 25,000 stock options to the Company’s CFO as part of the CFO’s employment agreement.

On August 2, 2017, the Company granted a total of 75,000 stock warrants with an exercise price of $2.20 per share and 30,000 shares of common stock as part of a consulting agreement with Carlos Jaime Nissenson.

On August 2, 2017, the Company granted a total of 324,050 stock options, 110,000 stock options were granted to five Board members and 189,050 stock options were granted to the Chief Executive Officer pursuant to his Employment Contract and 25,000 to Company’s legal counsel.

On June 30, 2017, the Company issued 4,375 shares to board members in relation to the vesting schedule agreed to during 4th quarter 2015, which is based on an annual grant 5,000 restricted shares every October and vesting over 8 quarters per independent board member as compensation.

In April 2017, the Company issued 32,000 shares to the Chief Executive Officer as a signing bonus under his Employment Agreement. The shares were valued at $48 thousand. In addition, the Company issued 3,500 shares to its then Chief Financial Officer as additional fees pursuant to his Contractor Agreement. The shares were valued at $8 thousand.

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

OVERVIEW

The Company’s sales from continuing operations for 2019 were $57.2 million, representing an increase of $1.0 million from 2018’s amount of $56.2 million. Revenues in 2019 and 2018 are presented in accordance with Accounting Standard Codification (“ASC”) 606.

The loss from continuing operations for common stockholders was $5.5 million in 2019, an increase of $0.1 million from the prior year loss of $5.4 million. Basic and Diluted loss per share from continuing operations was $1.37 in 2019 compared to $2.18 per share in 2018.

In October 2018, the Company acquired HTS Image Processing, Inc. Management started looking for unique technologies to better position OMNIQ as a technological leader by adding new products to OMNIQ’s customers solutions and adding new vertical markets while differentiating OMNIQ from its competitors. By having as part of OMNIQ’s portfolio of solutions a unique technology, one that differentiates us from the competition in the Supply Chain / Industry 4.0 market.

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

The country and the world as a whole are currently dealing with a breakout of COVID19. While the crisis has not had a material effect to date on the Company’s operations, the crisis may result in a general downturn to the economy and could have a negative effect on the Company’s revenues but it does not believe that this effect is currently calculable.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2019, the Company had a working capital deficit of $20.2 million and an accumulated deficit of $45.1 million. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

The continuation of improving cash flow by maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and continued in 2019);

Increasing the accounts receivable factoring line of credit;

Negotiating lower interest rates on outstanding debt;

Potential issuances of additional common stock;

The creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes;

The diversification in the sourcing and procurement of materials and finished goods. The addition of two new key vendors in 2018 increased the Company’s purchasing power by adding credit availability in an amount just under $5.0 million;

With the acquisition of HTS in October 2018, the Company has in its portfolio of products a computer vision technology that is based on AI and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cashflow on a consolidated basis. The Company plans for these products to be a significant revenue source in 2020. Also with the acquisition of HTS, the Company acquired an operating facility with the ability for light manufacturing and assembling components. The Company can use HTS’s assembling facility to reduce the cost of goods and increase profit margins;

In April 2019, the Company raised approximately $5.0 million in gross proceeds from the sale of 833,333 shares of the Company’s common stock.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31		Variation
In thousands	2019	2018	$	%
Revenue	$57,199	$56,202	997	1.77
Cost of Goods sold	43,165	43,140	25	0.06
Gross Profit	14,034	13,062	972	7.44
Operating Expenses	16,898	16,086	812	5.05
Loss from operations	(2,864)	(3,024)	160	(5.29)
Net loss	(5,456)	(5,222)	(234)	4.48
Net Loss per common Share from continuing operations	(1.37)	(2.18)	0.81	(37.12)

Revenues

Revenue for 2019 and 2018 was generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers. For the years ended December 31, 2019 and 2018, the Company recognized $57.2 million and $56.2 million in net revenues, respectively. This represents an increase of 1.77%.

Cost of Goods Sold

For the years ended December 31, 2019 and 2018, the Company recognized a total of $43.2 million and $43.1 million respectively, of cost of goods sold. Cost of goods sold were 75.5% of net revenues for 2019 and 77.0% for 2018. Our gross margin percentage has remained relatively stable in an industry that is putting a lot of pressure on the gross margin. The increase in gross margins also reflects the Company’s focus on selling products with higher gross margins.

Operating expenses

For the years ended December 31, 2019 and 2018, operating expenses related to continuing operations were $16.9 million and $16.1 million, respectively. This represents an increase of $812 thousand, or 5.05%, which is due to a general increase in business operations, including the addition of HTS in October 2018. The following explains in detail the change in operating expenses.

Salary and benefits – Salary, commissions and employee benefits for the year ended December 31, 2019 totaled $10.1 million, compared to $9.9 million for the year ended December 31, 2018, representing an increase of $0.2 million, or 2.0%. Included in salary and benefits is stock based compensation expense of $1.0 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018. The increase in salary and benefits is attributable to additional salary and benefits paid to HTS employees during 2019.

General and Administrative – General and administrative expenses were $2.7 million for the year ended December 31, 2019, compared to $2.5 million for the year ended December 31, 2018, representing an increase of $0.2 million, or 8%. The increase was due to the inclusion of HTS general and administrative expenses.

Professional Fees – Professional fees for the year ended December 31, 2019 were $2.0 million compared to $1.9 million for the year ended December 31, 2018. This represents an increase of $0.1 million, or 5.3% attributable to additional professional fees incurred by HTS. Of the $2.0 million of professional fees for 2019, $0.3 million related to compensation issued in the form of stock options, warrants, and grants.

Stock based compensation expense – Stock based compensation expenses for the year ended December 31, 2019 were $1.3 million, compared to $2.2 million for the year ended December 31, 2018. This consists of stock compensation classified as professional fees and as salary and employee benefits. This decrease in 2019 was due to management’s decision to grant fewer stock options to company personnel during 2019.

Other income and expenses

The Company incurred $2.6 million in interest expense for the year ended December 31, 2019, compared to $1.6 million for the year ended December 31, 2018. The interest expense in 2019 is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables. This increase in 2019 was due to an increase in vendor payables subject to interest expense as well as increase in interest rate charged by certain creditors.

Foreign currency transactions

Due to the acquisition of HTS Image Processing, Inc., which has operations in Israel, there were foreign currency transactions conducted in 2018 and 2019. The effect of the currency transactions was not material to our financial performance.

Provision for income taxes

During the year ended December 31, 2019, the Company had $14 thousand in state income tax expenses for states in which the Company recently began operations and for which past net operating losses may not apply.

During the year ended December 31, 2018, the Company had $6 thousand in state income tax expenses for states in which the Company recently began operations and for which past net operating losses may not apply. Additionally, the Company had foreign income tax expense of $42 thousand related to operations of HTS Image Ltd. For the year ended December 31, 2018, the Company recorded a deferred tax liability of $552 thousand for the difference in the tax effect for the book versus tax basis for the intangible assets acquired with the acquisition of HTS. Given the Company’s uncertainty as to the realization of the future tax benefits associated with the net deferred tax assets, a 100% valuation allowance has been recorded.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $5.5 million for the year ended December 31, 2019, compared to a net loss from continuing operations of $5.2 million for the year ended December 31, 2018. The increase of loss in 2019 mostly comes from the increase in salary and employee benefit and general and administrative expenses, discussed previously.

Liquidity and capital resources

At December 31, 2019, the Company had cash in the amount of $2.1 million of which $0.5 million is on deposit and restricted, and a working capital deficit of $20.2 million, compared to cash in the amount of $910 thousand of which $532 thousand was on deposit and restricted, and a working capital deficit of $20.5 million for the year ended December 31, 2018. The Company had stockholders’ equity of $1.8 million and stockholders’ equity of $2.3 million for the years ended December 31, 2019 and 2018, respectively. This decrease in our stockholders’ equity was primarily due to the book net loss for 2019.

The Company’s accumulated deficit was $45.1 million and $39.8 million for the years ended December 31, 2019 and 2018, respectively.

The Company’s operations provided net cash of $4.3 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively. The increase in cash from operations of $1.4 million is primarily a result of an increase in gross margin, as well as changes in the Company’s accounts receivable and accounts payable balances.

The Company’s cash used in investing activities was $251 thousand for the year ended December 31, 2019 compared to cash used in investing activities of $151 thousand for the year ended December 31, 2018. The primary use of cash for investing was the purchase of property and equipment.

The Company’s financing activities used $2.8 million of cash during the year ended December 31, 2019, and used $2.6 million during the year ended December 31, 2018. During the year ended December 31, 2019, the Company made payments of $3.4 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable, compared to the year ended December 31, 2018, when the Company made payments of $3.8 million on its notes payable, including notes payable, related party, and its Supplier Secured Promissory note. Additionally, the Company paid down $3.2 million on the Company’s line of credit, compared to the year ended December 31, 2018, when $866 thousand was borrowed from the Company’s line of credit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Independent Registered Public Accounting Firm

On June 6, 2019, RBSM LLP (“RBSM”) notified the Company of its resignation, effective immediately, as the Company’s independent registered public accounting firm. RBSM served as the auditors of the Company’s financial statements for the period from the Company’s fiscal year end December 31, 2014 through the date of resignation.

The reports of RBSM on the Company’s consolidated financial statements for the Company’s fiscal years ended December 31, 2018 and 2017 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended December 31, 2018 and 2017 and the subsequent interim period through June 5, 2019, there were (i) no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of the disagreements as defined in Item 304 of Regulation S-K in connection with any reports its reports, and (ii) there were no “reportable events” as such term is described in Item 304 of Regulation S-K.

New Independent Registered Public Accounting Firm

On June 6, 2019, the Board authorized management of the Company to engage Haynie & Company as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2019. On June 6, 2019, the Company entered into an engagement agreement with Haynie & Company to provide audit services for the year ending December 31, 2019.

During the fiscal years ended December 31, 2018 and 2017 and during the subsequent interim period through June 6, 2019, neither the Company nor anyone acting on its behalf consulted with Haynie & Company regarding (i) the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2019. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

The Company’s management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented on a timely basis by the Company’s internal controls. The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary on an on-going basis. The Company has hired additional finance department staff during the year ending December 31, 2019 which allows for a higher level of segregation and improve the Company’s overall compliance with COSO but the deficiency is still present. The hiring of additional staff is dependent upon the Company obtaining sufficient cash flows from operations or financings.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name and Address	Age	Position(s)
Shai Lustgarten	49	CEO and Chairman
Neev Nissenson	41	Chief Financial Officer and Director
Andrew J. MacMillan	72	Director
Yaron Shalem	47	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shai S. Lustgarten, was appointed the Company’s CEO in April 2017 and served as the Company’s interim CFO from December 2018 through September 4, 2019. Mr. Lustgarten had been the Chief Executive Officer of Teamtronics, Inc. beginning June 2016. Teamtronics manufactures rugged computers and electronic equipment mainly used in the Gas and oil industry. From 2014 to 2017, Mr. Lustgarten was the Chief Executive Officer at Micronet Limited Inc., a developer and manufacturer of mobile computing platforms for integration into fleet management and mobile workforce solutions listed on the Tel Aviv Stock Exchange. From 2013 to 2014, Mr. Lustgarten served as EVP Business Development and Head of the Aerospace and defense Division of Micronet EnertecTechnologies, a technology company listed on the NASDAQ Capital Market. From 2009 to 2013 Mr. Lustgarten was VP of Sales, Marketing and CMO of TAT Technologies, a world leading supplier of electronic systems to the commercial and defense markets, from. His prior experience also includes serving as CEO of T.C.E. Aviation Ltd. in Belgium and serving from 1993 to 1997 as the assistant to the Military Attaché at the Embassy of Israel in Washington, DC from. He received his Bachelor of Science degree in Business Management & Computer Science from the University of Maryland.

Neev Nissenson became a director of the Company in April 2017 and was appointed as our CFO on September 5, 2019, effective October 10, 2019. He is an experienced entrepreneur and financial officer. In 2015, Mr. Nissenson founded Hotwine, Inc., a California based wine startup company. Since August 2016 and until October 10, 2019, Mr. Nissenson served as the Chief Financial Officer of Hypnocore, Ltd., an Israeli based startup company that develops mobile applications for sleep monitoring and therapy. During 2011 to 2015, Mr. Nissenson was the Chief Financial Officer of GMW, Inc., a high-end wine retailer from Napa, California. Before that, Mr. Nissenson served as the Vice President from 2006 to 2011 and the Chief Financial Officer from 2009 to 2011 at Phoenix International Ventures, Inc., an aerospace defense company. Mr. Nissenson was also a member of the Municipal Committee for Business from 2004 to 2007 and a member of Municipal Committee for Street Naming from 2005 to 2007 in the City of Herzliya, Israel. He is also an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. Mr. Nissenson graduated from Tel Aviv University in 2005 with a B.A. majoring in General History and Political Science. In 2007, he graduated from the Hebrew University with an Executive Master’s degree in Business Administration specializing in Integrative Management.

Andrew J. MacMillan became a director of the Company in April 2017. He is a corporate communications professional with 20 years of corporate communications experience in the global securities industry, plus 18 years of direct investment banking and related experience. He was a director of NTS, Inc. since December 20, 2012 and since December 27, 2012 served as the Chairman of its Nominating and Corporate Governance Committee until NTS’ sale to a private equity firm in June 2014. Since 2010, Mr. MacMillan has served as an independent management consultant providing marketing and communications advisory to clients. Prior to that from 2007 until 2010, Mr. MacMillan served as Director, Global Communications & Marketing of AXA Rosenberg, a leading equity asset management firm. Prior to that, Mr. MacMillan served in a variety of corporate communication roles including Senior Vice President of Corporate Communications & Government Affairs at Ameriprise Financial, Head of Corporate Communications (Americas) at Barclays Capital, Senior Vice President of Corporate Communications of The NASDAQ Stock Market and Director of Corporate Communications at Credit Suisse First Boston. Mr. MacMillan previously served as an investment banker, acquisition officer, and consultant directly involved with capital raising, acquisitions, and financial feasibility studies. Mr. MacMillan holds a BS in Industrial Engineering from the University of Iowa and a Masters in Business Administration from Harvard.

Yaron Shalem became a director of the Company in April 2017. He has extensive experience in financial and business management. Mr. Shalem has served as the Chief Financial Officer at Saga Foundation since January 2018. Prior to that Mr. Shalem served as the Chief Financial Officer at Singulariteam VC since January 2014 till January 2018. He also worked as the Chief Financial Officer at Mobli Media Inc. from January 2014 to December 2016. Mr. Shalem’s experience also includes serving as the Chief Financial Officer of TAT Technologies Ltd., a NASDAQ listing company, from April 2008 to December 2013. Mr. Shalem is a CPA in Israel. He received his B.A. in Economy & Accounting from Tel Aviv University in 1999 and an MBA degree from Bar-Ilan University 2004.

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the years ended December 31, 2019 and 2018 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards		All Other Compensation	Total
In thousands
Shai Lustgarten(1)	2018	262	260	$119	343	(1)		$984
Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer)	2019	489		$250	43			$782

Neev Nissenson (2)	2019	32	3	90			-	$125
Chief Financial Officer

Benjamin Kemper (3)							-
Former Chief Financial Officer	2018	142	120	60				$322

1.

Mr. Lustgarten began his employment as the Company’s CEO on April 1, 2017. The fair value of the options awarded to Mr. Lustgarten in 2018 was determined to be $241 thousand, using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Mr. Lustgarten’s salary for 2018 includes $15 thousand in salary from HTS Image Processing, Inc. which the Company acquired in October 2018 and a $2 thousand car allowance for the period October to December 2018.

2.	Neev Nissenson was appointed as the Company’s CFO on September 5, 2019, effective October 10, 2019.

3.	Mr. Kemper began his employment as the Company’s CFO on August 21, 2017. The salary includes $12 thousand from HTS Image Processing, Inc. Mr. Kemper resigned on December 18, 2018.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Employment Contracts

On April 1, 2017, the Company entered into an employment agreement with our President and Chief Executive Officer, Shai Lustgarten. The employment agreement has an initial term of two years with an initial base salary of $240 thousand per year. Mr. Lustgarten has the ability to earn a performance based bonus at the discretion of the board. Mr. Lustgarten’s employment agreement was extended an additional two years.

On September 5, 2019, the Company entered into a letter agreement with Shai Lustgarten, pursuant to which the Company and Mr. Lustgarten agreed to extend the term of Mr. Lustgarten’s employment agreement for an additional two (2) years. As consideration and in light of the Company’s achievements under the leadership of Mr. Lustgarten, the Company, pursuant to its 2018 Equity Incentive Plan, issued to Mr. Lustgarten 50,000 shares of the Company’s common stock.

On February 27, 2020, the Company entered into an employment agreement with Shai Lustgarten, the Company’s Chief Executive Officer, (the “Lustgarten Agreement”) pursuant to which Mr. Lustgarten shall continue to serve as the Company’s Chief Executive Officer. The Lustgarten Agreement has a four (4) year term and automatically renews for additional one (1) year periods unless either party elects to terminate the Lustgarten Agreement. Pursuant to the Lustgarten Agreement, the Company shall pay Mr. Lustgarten an annual base salary of $560,000. Mr. Lustgarten shall also be eligible to receive i) equity awards pursuant to the Company’s 2018 Equity Incentive Plan (the “Plan”) and ii) certain milestone bonuses as set forth in the Lustgarten Agreement. In the event Mr. Lustgarten’s employment is terminated by Mr. Lustgarten for good reason, or terminated by the Company without cause, Mr. Lustgarten shall be entitled to the greater of (i) the unpaid base salary or (ii) one (1) year’s base salary.

On August 21, 2017, the Company entered into an employment agreement with Benjamin Kemper, the Company’s former Chief Financial Officer. The employment agreement provided for a base salary of $130 thousand. Mr. Kemper resigned from his position as Chief Financial Officer on December 18, 2018. Mr. Lustgarten assumed the role of Interim Chief Financial Officer of the Company until Neev Nissenson joined the Company as Chief Financial Officer in October 2019.

On September 5, 2019, the Company and HTS Image Ltd., the Company’s wholly-owned subsidiary, entered into an employment agreement with Neev Nissenson to serve as the Chief Financial Officer of each the Company and HTS Image Ltd., effective October 10, 2019, pursuant to which the Company shall pay Neev Nissenson a monthly base salary of NIS (New Israeli Shekels) 44 thousand. Neev Nissenson is eligible to earn certain bonuses upon the Company’s achievement of certain performance milestones as set forth in his employment agreement. Mr. Nissenson’s employment agreement has an initial term of two (2) years and shall automatically renew for one (1) year periods. As consideration and pursuant to the Company’s 2018 Equity Incentive Plan, the Company issued to Mr. Nissenson an option to purchase 35,000 shares of the Company’s common stock at an exercise price of $5.00 per share.

At the sole discretion of our Board of Directors, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Neev Nissenson (1)	2018	9		41	-	-	-	50
	2019	11		-				11
Andrew MacMillan (1)	2018	9		41	-	-	-	50
	2019	17		32				49
Yaron Shalem (1)	2018	9		41	-	-	-	50
	2019	17		32				49

1.	The fair value of the options awarded to Mr. Nissenson, MacMillan and Shalem in 2019 and 2018 was determined to be $266 thousand and $64 thousand, respectively using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends

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

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of four members, Shai Lustgarten, Neev Nisenson, Andrew J. MacMillan and Yaron Shalem. Mr. Lustgarten also serves as our Chief Executive Officer and Neev Nissenson also serves as our Chief Financial Officer. William Austin Lewis resigned from the Board in April 2017. Thomas O. Miller resigned from the Board in July 2017.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Andrew J. MacMillan and Yaron Shalem qualify as “independent directors” pursuant to such rules.

Meetings

Our Board of Directors met 10 times during 2019. Each member of our Board of Directors attended 100% of the total number of meetings of our Board and its committees on which he served during 2019.

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

Audit Committee

The Audit Committee consists of Yaron Shalem and Andy MacMillan, whereby Mr. Shalem is the Chairman. Our Board has determined that Mr. Shalem qualifies as an “audit committee financial expert,” as defined under the rules of the SEC.

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

Our Audit Committee charter is available on the “About” subpage of our website (www.omniq.com) under the link “Corporate Governance”.

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

Our Compensation Committee charter is available on the “About” subpage of our website (www.omniq.com) under the link “Corporate Governance”.

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

Our Corporate Governance/Nominating Committee charter is available on the “About” subpage of our website (www.omniq.com) under the link “Corporate Governance”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2019: (i) by each of our directors; (ii) by each of our executive officers; (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2019, there were 3,960,405 shares of our common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO) (1)	1,181,191	29.83%
Andrew MacMillan (2)	67,500	1.70%
Yaron Shalem (2)	67,500	1.70%
Neev Nissenson (CFO) (2)	90,000	2.27%
All Executive Officers and Directors as a group (4 individuals)	1,406,191	35.51%
David Marin (3)	304,050	7.68%
Carlos Nissenson (4)	887,641	22.41%

1.	Includes 319,050 shares issuable upon the exercise of options. Also includes (i) 746,808 shares and (ii) 33,333 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.

2.	Represents shares issuable upon exercise of options.

3.	Includes 296,988 shares issuable upon the conversion of preferred stock and the exercise of warrants. The address of the shareholder is 12272 Monarch Street, Garden Grove, CA 92841.

4.	The address of the shareholder is Vasili Michailidi 9, 3206 Limassol, Cyprus. Includes 729,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Nissenson. Also includes 158,333 shares underlying warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All issuances described in this Item 13 reflect the Company’s Reverse Split.

2017

On August 2, 2017, the Company entered into a Consulting agreement with Carlos J. Nissensohn, a family member of a Director, and now also an Officer, of the Company. The terms and condition of the contract are as follows:

●	24 month term with 90 day termination notice by the Company

●	A monthly fee of $15 thousand and a one-time signatory fee of 30,000 restricted shares

●	75,000 warrants to buy shares at $2.20 having a four year life and a vesting period of 12 months in 4 quarterly and equal installments, subject to Mr. Nissensohn’s continuous service to the Company

●	In case the Company procures debt financing during the term of this agreement, without any equity component, Mr. Nissensohn shall be entitled to 3% of the gross funds raised, however if the Company is required to pay a success fee to another external entity, then Mr. Nissensohn shall be entitled to only 2% of the gross funds raised

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3.0 million to the Company within 24 months of the date the contract, Mr. Nissenson shall further be entitled to certain warrants to be granted by the Company which upon their exercise pursuant to their terms, Mr. Nissensohn shall be entitled to receive OMNIQ shares which represent 3% of the OMNIQ issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by OMNIQ are subject to the approval of the Board of Directors of OMNIQ. However, if the Board does not approve the issuance of warrants; then Mr. Nissensohn will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissensohn will be entitled to a $50 thousand onetime payment which shall be paid on the 1st day that the OMNIQ shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that Company shall close any M&A transaction with a third party target, Mr. Nissenson shall be entitled to a success fee in the amount equal to 3% of the total transaction price, in any combination of cash and shares that will be determined by OMNIQ.

On September 8, 2017, the Company’s board of directors approved the Company’s consulting agreement (the “Consulting Agreement”) with YES IF (the “Consultant”), an entity controlled by Jason Griffith, the Company’s former Chief Executive Officer and a principal stockholder. The Consultant shall provide the Company and its controlled entities with certain business development, managerial, measures to improve efficiency and cost savings and financial services in accordance with the terms and conditions of the Consulting Agreement. In exchange for its consulting services, the Consultant will receive a monthly fee of $10 thousand for the months of September through December 2017, $15 thousand per month for the months of January through June 2018 and $20 thousand per month for the months of July 2018 through August 2019. As the former CEO of the Company, the Company believes that the Consultant will be extremely beneficial to the Company in connection with its recently announced business restructuring efforts.

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

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $2.8 million is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. The Marins released their security interest against the Company. In connection with the $9.5 million reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $4.00 per-share.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100 thousand which currently had a balance of $111 thousand in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Shares outstanding are convertible into common stock at the rate of 20 Preferred Shares to one share of common stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) and automatically converts into Common Stock at $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) in the event that the Company’s common stock has a closing price of $30 per share for 20 consecutive trading days. The Preferred Stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred Stock shall neither pay nor accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100 thousand Note and the accrued interest thereon was cancelled in its entirety.

On February 28, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2.8 million is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 25,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

On February 28, 2018, the Company entered into a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $2.8 million is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 5,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

On June 7, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) with Jason Griffith, a creditor and principal stockholder of the Company. Griffith is the owner of a promissory note in the principal amount of $1.25 million plus he is owed accrued interest of $125 thousand and is owed an additional $215 thousand of accrued dividends on his Series C Preferred Stock (the $1.6 million as calculated above is collectively referred to as the “Owed Amount”). Pursuant to the Settlement Agreement, Griffith will convert the Owed Amount into 430,000 shares of the Company’s restricted common stock and the Owed Amount will be deemed satisfied in full. Griffith will continue to retain ownership of his 1,800,000 shares of Series C Preferred Stock except that he agrees that all accrued dividends are deemed satisfied and no dividends will be payable or will accrue on these preferred shares until one year from the date of the Settlement Agreement. The Series C Preferred Shares outstanding are convertible into common stock at the rate of 20 Preferred Shares to one share of common stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) and automatically converts into Common Stock at $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) in the event that the Company’s common stock has a closing price of $30 per share for 20 consecutive trading days. Griffith has agreed that he will not publicly sell more than 10% of any Shares of Common Stock beneficially owned by him in any 30-day period.

On October 5, 2018, the Company entered into the HTS Purchase Agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS from the Sellers. As consideration, the Company (i) issued to the Sellers 1,122,648 shares of the Company’s common stock, having a value of $5.3 million based on the average closing price of the common stock for the 20 days’ preceding the HTS Purchase Agreement (the “Per Share Value”), (ii) cash in the amount of $300 thousand, and (iii) a 12 month convertible promissory note with a principal amount of $700 thousand and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $4.72. The HTS Purchase Agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, a beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the HTS Purchase Agreement, Shai Lustgarten received 561,324 shares of the Company’s common stock and Carlos Jaime Nissenson received 561,324 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 277,116 and 277,116 shares of common stock respectively. This Amendment reduced the amount of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.7 million from approximately $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 3,850,451 from 4,404,684 as of June 4, 2019.

2019

On September 5, 2019, the Company entered into a letter agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, (the “Nissensohn Agreement”) pursuant to which they agreed to extend the term of Mr. Nissensohn’s and/or an entity under his control’s consulting agreement, entered into on August 2, 2017, for an additional two (2) years. As consideration and in light of Mr. Nissensohn’s and/or an entity under his control’s past consulting services which the Company believes were essential to its recent achievements, the Company, pursuant to its 2018 Equity Incentive Plan, issued to Mr. Nissensohn and/or an entity under his control 27,500 shares of the Company’s common stock.

2020

On February 27, 2020, the Company entered into a consulting agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, (the “Nissensohn Agreement”) pursuant to which Mr. Carlos J. Nissensohn and/or an entity under his control shall provide certain consulting services to the Company. The Nissensohn Agreement has a four (4) year term and automatically renews for additional one (1) year periods unless either party elects to terminate the Nissensohn Agreement. Pursuant to the Nissensohn Agreement, the Company shall pay Mr. Nissensohn a monthly fee of $30,000. Mr. Nissensohn shall also be eligible to receive certain milestone bonuses as set forth in the Nissensohn Agreement. Mr. Nissensohn is a principal stockholder of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Board is directly responsible for the appointment, compensation, and oversight of our independent auditor. It is the policy of our Board to pre-approve all audit and non-audit services provided by our independent registered public accountants. On June 6, 2019, RBSM LLP (“RBSM”) notified the Company of its resignation, effective immediately, as the Company’s independent registered public accounting firm. RBSM served as the auditors of the Company’s financial statements for the period from the Company’s fiscal year end December 31, 2014 through the date of dismissal. On June 6, 2019, the Company entered into an engagement agreement with Haynie & Company to provide audit services for the year ending December 31, 2019. Our Board has considered whether the provision by Haynie & Company of services of the varieties described below is compatible with maintaining the independence of Haynie & Company. Our Board believes that Haynie & Company only provided audit services. We use another firm to provide tax compliance services.

The fees shown in the table under the 2019 column reflect fess billed to us by RBSM and Haynie & Company while the 2018 column reflect fees billed only by RBSM.

	Fiscal Year Ended
	December 31,
In thousands	2019	2018
Audit fees	$207	$189
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Totals	$207	$189

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

The Company’s website is located at http://www.omniq.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

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

Date: March 30, 2020

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer	March 30, 2020
Shai Lustgarten

/s/ Neev Nissenson	Director, Chief Financial Officer	March 30, 2020
Neev Nissenson

/s/ Yaron Shalem	Director	March 30, 2020
Yaron Shalem

/s/ Andrew J. MacMillan	Director	March 30, 2020
Andrew J. MacMillan

OMNIQ CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OMNIQ Corp. and subsidiaries (f/k/a Quest Solution, Inc.)

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the impact of the reverse stock split described in Note 3, the accompanying consolidated balance sheet of OMNIQ Corp. and subsidiaries (f/k/a Quest Solution, Inc.) (the Company) as of December 31, 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes, before the effects of the adjustments discussed in Note 3 are not presented herein, (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the impact of the reverse stock split described in Note 3, the present fairly, in all material respects, the financial positions of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the impact of the reverse stock split described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Haynie & Company.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor from 2015 to 2018

Larkspur, CA

June 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OMNIQ Corp (formerly Quest Solution, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of OMNIQ Corp. and Subsidiaries (the Company), formerly known as Quest Solution, Inc., as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustment to the financial statements of the Company as of and for the year ended December 31, 2018 to retrospectively apply the reverse stock split described in Note 3 to the financial statements. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review or apply any procedures to the financial statements of the Company as of and for the year ended December 31, 2018 other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the financial statements of the Company as of and for the year ended December 31, 2018 taken as a whole.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Salt Lake City, Utah

March 30, 2020

We have served as the Company’s auditor since 2019.

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands, except share and per share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,615	$378
Accounts receivable, net	6,694	12,262
Inventory	1,889	1,803
Prepaid expenses	362	169
Other current assets	65	78
Total current assets	10,625	14,690

Property and equipment, net of accumulated depreciation of $2,195 and $2,037, respectively	463	389
Goodwill	13,921	13,921
Trade name, net of accumulated amortization of $2,932 and $2,585, respectively	1,458	1,805
Customer relationships, net of accumulated amortization of $6,578 and $5,076, respectively	6,012	7,514
Other intangibles, net of accumulated amortization of $185 and $33, respectively	1,138	1,267
Cash, restricted	533	532
ROU asset	131	-
Other assets	172	30
Total assets	$34,453	$40,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,694	$17,484
Line of credit	1,365	4,534
Accrued payroll and sales tax	1,556	2,173
Notes payable, related parties – current portion	1,025	1,891
Notes payable – current portion	6,497	8,823
Lease liability – current portion	54	-
Other current liabilities	1,599	265
Total current liabilities	30,790	35,170

Long term liabilities
Notes payable, related party, less current portion	1,172	1,912
Accrued interest and accrued liabilities, related party	76	33
Notes payable, less current portion	143	130
Lease liability	80
Other long term liabilities	384	610
Total liabilities	32,645	37,855

Stockholders’ equity
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 shares issued and outstanding	5	5
Common stock; $0.001 par value; 200,000,000 shares authorized; 3,960,405 and 3,596,585 shares issued and outstanding, respectively.	4	4
Common stock; $0.001 par value; 554,233 shares to be received	-	(2,616)
Common stock to be repurchased by the Company	-	(230)
Additional paid-in capital	46,861	44,882
Accumulated (deficit)	(45,063)	(39,753)
Accumulated other comprehensive loss	1	1
Total stockholders’ equity	1,808	2,293
Total liabilities and stockholders’ equity	$34,453	$40,148

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(In thousands, except share and per share data)	2019	2018
Revenues
Total Revenues, net	$57,199	$56,202

Cost of goods sold
Cost of goods sold	43,165	43,140

Gross profit	14,034	13,062

Operating expenses
General and administrative	2,674	2,472
Salary and employee benefits	10,079	9,917
Depreciation and amortization	2,154	1,841
Professional fees	1,991	1,856
Total operating expenses	16,898	16,086

Loss from operations	(2,864)	(3,024)

Other income (expenses):
Interest expense	(2,555)	(1,570)
Other (expenses) income	(23)	(1,133)
Total other expense	(2,578)	(2,703)

Net loss before income taxes	(5,442)	(5,727)

(Provision) benefit for Income Taxes
Current	(14)	(47)
Deferred	-	552
Total income tax benefit (provision)	(14)	505

Net loss from continuing operations	(5,456)	(5,222)
Less: Preferred stock – series C dividend	(146)	189

Net loss attributable to the common stockholders	(5,310)	(5,411)
Foreign currency translation adjustment	-	1
Other comprehensive income (loss)	$(5,310)	$(5,410)

Net loss per share – basic	$(1.37)	$(2.18)
Net loss per share – diluted	$(1.37)	$(2.18)

Weighted average number of common shares outstanding – basic and diluted	3,889,478	2,481,530

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2019 and 2018

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2017	4,829	$5	1,841	$2	$34,530	$(230)	$(35,555)	$-	$(1,248)
ASC 606	-	-	-	-	-	-	1,213	-	1,213
Board Issuances	-	-	50	-	119	-	-	-	119
Dividend on Class C Shares	-	-	-	-	-	-	(189)	-	(189)
ESPP Stock Issuance	-	-	4	-	11	-	-	-	11
Stock-based compensation – options and warrants	-	-	-	-	1,818	-	-	-	1,818
Stock Based Compensation	-	-	141	-	395	-	-	-	395
Debt Settlements	-	-	430	1	2,666	-	-	-	2,667
Shares issued for acquisition of HTS	-	-	1,123	1	5,298	-	-	-	5,299
Shares to be received	-	-	-	-	(2,616)	-	-	-	(2,616)
Other	-	-	8	-	45	-	-	-	45
Accumulated other comprehensive loss	-	-	-	-	-	-	-	1	1
Net (loss) income	-	-	-	-	-	-	(5,222)	-	(5,222)
Balance, December 31, 2018	4,829	$5	3,597	$4	$42,266	$(230)	$(39,753)	$1	$2,293

Balance, December 31, 2018	4,829	$5	3,597	$4	$42,266	$(230)	$(39,753)	$1	$2,293
Dividend on Class C Shares	-	-	-	-	-	-	146	-	146
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	78	-	1,267	-	-	-	1,267
Stock and warrant issuances, net of issuance costs	-	-	833	1	3,406	-	-	-	3,407
Purchase price adjustment – shares to be received	-	-	(555)	(1)	1	-	-	-	-
Stock redemption	-	-	(25)	-	(230)	230	-	-	-
Conversion of debt	-	-	32	-	150	-	-	-	150
Net (loss) income	-	-	-	-	-	-	(5,456)	-	(5,456)
Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$-	$(45,063)	$1	$1,808

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands, except share and per share data)	2019	2018
Cash flows from operations
Net loss	$(5,456)	$(5,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in deferred tax allowance	-	(552)
Stock-based compensation	1,267	2,387
Excess fair value of common stock issued for debt conversion	-	1,264
Depreciation and amortization	2,154	1,841
Amortization of ROU asset	93	-
Write-off of other assets	-	(36)
Other	-	(10)
Amortization of debt discount	-	59

Changes in operating assets and liabilities:
Accounts receivable	5,568	(5,853)
Prepaid expenses	(271)	322
Inventory	(178)	(429)
Other assets	(11)	49
Accounts payable and accrued liabilities	2,011	8,114
Accrued interest and accrued liabilities, related party	43	32
Accrued payroll and sales taxes payable	(617)	642
Lease liability	(89)	-
Other liabilities	(259)	88
Net cash provided by operating activities	4,255	2,696

Cash flows from investing activities

Restricted cash	-	153
Purchase of property and equipment	(134)	(29)
Cash paid for acquisition net of cash acquired	-	(23)
Cash from sale of assets	-	42
Other assets	(117)	8
Net cash provided by (used in) investing activities	(251)	151

Cash flows from financing activities
Proceeds from ESPP stock issuance	1	-
Proceeds from sale of common stock	3,770	11
Payments on notes/loans payable	(3,369)	(3,819)
Proceeds from the issuance of notes/loans payable	-	487
Proceeds from (payments on) line of credit	(3,169)	866
Due to Owner	-	(100)
Net cash used in financing activities	(2,767)	(2,555)

Net increase (decrease) in cash	1,237	292
Foreign currency translation adjustment	-	61
Cash, beginning of year	378	25
Cash, end of year	$1,615	$378

Net increase (decrease) in restricted cash	1	(153)
Restricted cash, beginning of year	532	685
Restricted cash, end of year	$533	$532

Cash paid for interest	$2,167	$1,440
Cash paid for taxes	$47	$-
Supplementary for non-cash flow information:
Stock issued for services	$274	$2,213
Stock issued for debt settlement	$-	$2,711
Accounts payable converted to notes payable	$-	$(6,764)
Debt conversion	$550	$-
Notes payable – related party and accrued interest converted to common stock	-	2,666
Change in terms of accounts payable	$(801)	$-

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

NOTE 1 – HISTORY AND ORGANIZATION OF THE COMPANY

OMNIQ Corp. (formerly Quest Solution, Inc.), a Delaware corporation (“OMNIQ” or the “Company”), was incorporated in 1973. Prior to 2008, the Company was involved in various unrelated business activities. From 2008-2014, the Company was involved in multiple businesses inclusive of an oil and gas investment company. Due to changes in market conditions, management determined to look for acquisitions which were positive cash flow and would provide immediate shareholder value. In January 2014, the first such acquisition was completed of Quest Marketing Inc. (dba Quest Solution, Inc.) (“Quest Marketing”).

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

Effective September 30, 2016, the Company sold all of the outstanding shares of Quest Solution Canada Inc., and the consideration received was $1.0 million in cash of which $577 thousand was received at closing and the balance was required to be paid before April 30, 2017. In addition, the Company redeemed 1 share of Preferred Class B Stock and 1,839,030 shares of Preferred Class C Stock of the Company, as well as the accrued dividend of $32 thousand thereon. Lastly, Quest Exchange Ltd., a wholly owned subsidiary of the Company, redeemed 5,200,000 exchangeable shares as part of the divestiture.

Additionally, as part of the transaction, Viascan Group Inc., the acquirer, assumed $1.0 million of liabilities which the Company had at September 30, 2016. Other consideration that is part of the transaction included:

-	● Full release from five employment contracts, inclusive of the former CEO, Gilles Gaudreault. This release included cancelation of the contracts as well as the deferred salary and signing bonus provisions which would have inured to the employee.

-	● The Company canceled the intercompany debts of approximately $7.0 million as well. The Company will also receive a contingent consideration of 15% of the net value proceeds, up to a maximum of $2.3 million, received upon a liquidity event or a change of control of Quest Solution Canada Inc. for a period of 7 years subsequent to the transaction.

-	● The Company also negotiated a right of first refusal for any offer to purchase Quest Solution Canada Inc. for a 7 year period.

-	● The assets sold consisted primarily of accounts receivable, inventories, property and equipment, and other assets. The buyer also assumed certain accounts payable and accrued liabilities.

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

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5.0 million of units (the “Units”) resulting in gross proceeds of $5.0 million, before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $0.30. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 833,333 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 833,333 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5.0 million. As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 5, 2018.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 277,166 and 277,116 shares of common stock respectively. This Amendment reduced the number of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.7 million from approximately $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduced the Company’s issued and outstanding common stock to 3,850,451 from 4,404,684 as of June 4, 2019.

On November 18, 2019, the Company filed an amendment to its Certificate of Incorporation, as amended with the Secretary of State of Delaware, pursuant to which the Company i) changed its name from Quest Solution, Inc. to OMNIQ Corp. (ticker symbol OMQS) and ii) effected a reverse split of its common effective November 20, 2019 (the “Reverse Split”). The Amendment provides that every twenty shares of the Company’s issued and outstanding common stock will automatically be combined into one issued and outstanding share of common stock, without any change in par value per share. As a result of the Reverse Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by the Company and outstanding immediately prior to the Effective Date, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares authorized for future grant under the Company’s equity incentive/compensation plans immediately prior to the Effective Date have been reduced proportionately. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2019, the Company had a working capital deficit of $20.2 million and an accumulated deficit of $45.1 million. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

The continuation of improving cash flow by maintaining moderate cost reductions (subsequent to aggressive cost reduction actions already taken in 2018 and continued in 2019);

Increasing the accounts receivable factoring line of credit;

Negotiating lower interest rates on outstanding debt;

Potential issuances of additional common stock;

The creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes;

The diversification in the sourcing and procurement of materials and finished goods. The addition of two new key vendors in 2018 increased the Company’s purchasing power by adding credit availability in an amount just under $5.0 million;

With the acquisition of HTS in October 2018, the Company has in its portfolio of products a computer vision technology that is based on AI and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cashflow on a consolidated basis. The Company plans for these products to be a significant revenue source in 2019. Also with the acquisition of HTS, the Company acquired an operating facility with the ability for light manufacturing and assembling components. The Company can use HTS’s assembling facility to reduce the cost of goods and increase profit margins;

In April 2019, the Company raised approximately $5.0 million in gross proceeds from the sale of 833,333 shares of the Company’s common stock.

NOTE 3 – PRINCIPLES OF CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly-owned subsidiaries Quest Marketing, Inc., Quest Exchange Ltd., and HTS Image Processing, Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.” All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations are included in the consolidated financial statements from their respective dates of acquisition.

RECLASSIFICATIONS AND COMPARABILITY

Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation for comparative purposes. This had no effect on total assets or net income.

REVERSE STOCK SPLIT

Effective November 20, 2019, the Company implemented a one-for-20 reverse stock split of the Company’s common stock. The par value of common stock and the number of authorized shares were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. As a result of the Reverse Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by the Company and outstanding immediately prior to the Effective Time, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares authorized for future grant under the Company’s equity incentive/compensation plans immediately prior to the Effective Time was reduced proportionately.

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

CASH AND CASH EQUIVALENTS

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2019 and 2018.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $533 thousand and $532 thousand at December 31, 2019 and 2018, respectively. This cash is security and collateral for a corporate credit card agreement with a bank and for deposit against a letter of credit issued for executive life insurance policies owned by the Company.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their estimated collectible amounts. The Company provides allowances for uncollectible accounts receivable equal to the estimated collection losses that will be incurred in collection of all receivables. Accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company’s management determines which accounts are past due and if deemed uncollectible, the Company charges off the receivable in the period the determination is made. The Company generally requires no collateral to secure its ordinary accounts receivable. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $36 thousand and $33 thousand for the years ended December 31, 2019 and 2018, respectively.

INVENTORY

Substantially all inventory consists of raw materials and finished goods and are valued at the lower of cost or net realizable value; where net realizable value is considered to be estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using both straight-line and accelerated methods over estimated useful lives ranging from 3 to 15 years. Upon disposition of property and equipment, related gains and losses are recorded in the results of operations. Depreciation expense for the years ended December 31, 2019 and 2018 was $152 thousand and $57 thousand, respectively. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recorded goodwill and identifiable intangible assets as part of its allocation of the purchase consideration.

Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business. Goodwill is tested for impairment annually or whenever events indicate that the carrying amount might not be recoverable. The qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists. A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test. The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized. The amount of impairment loss is determined by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount. If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess. No impairment charges have been recorded as a result of the Company’s annual impairment assessments. The Company has adopted the provisions of ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires goodwill impairments to be measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. Thus, ASU 2017-04 permits an entity to record a goodwill impairment that is entirely or partly due to a decline in the fair value of other assets that, under existing GAAP, would not be impaired or have a reduced carrying amount. Furthermore, the ASU removes “the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.” Instead, all reporting units, even those with a zero or negative carrying amount will apply the same impairment test. Accordingly, the goodwill of reporting unit or entity with zero or negative carrying values will not be impaired, even when conditions underlying the reporting unit/entity may indicate that goodwill is impaired.

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

In the year ended December 31, 2019 the Company determined that there were no indicators of impairment of goodwill.

Intangibles

Intangible assets with finite useful lives consist of trademarks, customer lists, and intellectual property rights and are amortized on a straight-line basis over their estimated useful lives, which range from two to seven years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. There was no impairment recorded for 2019 and 2018.

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

ADVERTISING

The Company generally expenses marketing and advertising costs as incurred. During 2019 and 2018, the Company spent $224 thousand and $148 thousand, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

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

On December 23, 2015, the Company’s Board of Directors approved the Quest Solution, Inc. Employee Stock Purchase Plan (the “ESPP”), under which 95,000 shares of common stock were reserved for the purchase by the Company’s employees. Under the plan, employees may purchase a limited number of shares of the Company’s common stock at a 15% discount from the closing market prices measured on the last days of each month.

On March 6, 2018, the Board approved the Company’s 2018 Equity Incentive Plan and later amended it on October 31, 2018. On January 23, 2019, the Company’s shareholders adopted and ratified the 2018 Equity Incentive Plan. The total number of shares of Common Stock authorized for issuance under the 2018 Plan is 800,000.

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

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All of the Company’s continuing operations are conducted in U.S. dollars except its subsidiary located in Israel. The records of the Israeli operation were maintained in the local currency and re-measured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date exchange rate, while the non-monetary assets and liabilities are converted using the historical exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the consolidated statement of operations and were included in the amount of loss from discontinued operations.

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

NET LOSS PER COMMON SHARE

See NOTE 15 regarding our 1-for-20 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2019 and 2018 were 3,889,478 and 2,481,530, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

In thousands	2019	2018
Options to purchase common stock	737	629
Convertible preferred stock	241	241
Warrants to purchase common stock	225	225
Common stock subject to repurchase	-	(25)
Potential shares excluded from diluted net loss per share	1,203	1,070

RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Not Yet Adopted

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

Recently Adopted Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, the Company has adopted the new guidance at the beginning of the first quarter of fiscal 2019 using the new transition election to not restate comparative periods. The Company has elected the package of practical expedients upon adoption, which permits the Company to not reassess under the new standard the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. In addition, the Company has elected not to separate lease and non-lease components for all real estate leases and did not elect the hindsight practical expedient. Lastly, the Company elected a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. Upon adoption, the Company recognized right-of-use assets of approximately $235 thousand and operating lease liabilities of approximately $235 thousand on its consolidated balance sheet, with no significant change to its consolidated statements of operations or cash flows.

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

NOTE 4 – ACQUISITIONS

On October 5, 2018 (“Closing Date”), the Company entered into the HTS Purchase Agreement with Walefar and Campbeltown, (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc., and HTS’s wholly owned subsidiaries HTS USA, Inc. and Teamtronics Ltd., from the Sellers. As consideration, the Company (i) issued to the Sellers 1,122,648 shares (“Shares Issued”) of the Company’s common stock, having a value of $5.3 million based on the average closing price of the Company’s common stock for the twenty days preceding the Closing Date, (ii) cash in the amount of $300 thousand, and (iii) a 12 month convertible promissory note with a principal amount of $700 thousand and an interest rate of six percent (6%) per year. The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $4.72. The HTS Purchase Agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company CFO and director Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS.

The aggregate consideration (“Total Consideration) to be paid by the Company was an amount of shares of the Company’s common stock (the “Share Consideration”), having a preliminary value of $7.0 million based on the average closing price of the common stock for the 20 days’ preceding the closing of the Transaction (the “Per Share Value”), and $300 thousand in cash and a convertible promissory note in the amount of $700 thousand (the “Cash Consideration”). The Share Consideration and this Cash Consideration is collectively referred to as the (“Consideration”). The Share Consideration was to be adjusted by the net working capital plus $20 thousand for audit fees and reduced by the amount of money owed by HTS to banks and other financial institutions. On the Closing Date, the estimated Share Consideration was approximately $5.3 million.

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

Also, the HTS Purchase Agreement provided that HTS shall have a gross profit of $1.1 million for the fiscal year ended December 31, 2017 and $1.7 million for the six months ended June 30, 2018. “Gross Contribution” shall be defined as revenue minus cost of material. Furthermore, the Gross Contribution Adjustment provided that in the event that HTS’ Gross Contribution is less than 85% of the figure set out above, any deficiency in excess of 15% (the “Net Deficiency”) shall result in the forfeiture of a portion of the Share Consideration, with a value equal to the Net Deficiency.

Also, HTS was required to deliver to the Company audited financial statements as of December 31, 2017 and for the year then ended (“HTS Audited Financial Statements’) and reviewed financial statements as of September 30, 2018 and for the nine months then ended (“HTS Reviewed Financial Statements”).

Based on the three indemnification clauses, above, the Sellers shall deposit 20%, or 224,530 shares, of the Share Consideration in escrow with the Buyer’s counsel (the “Covered Loss Shares”) for the purposes of Covered Losses or the Net Deficiency. In the event the Company makes a valid claim pursuant to the Covered Losses or the Net Deficiency, the dollar value of such claim shall be satisfied by cancelation of an amount of the Escrowed Shares with an equal value to the Losses or Net Deficiency. For purposes of any adjustment, the Shares shall be valued at the Per Share Value. The Covered Loss Shares shall be the maximum indemnification reimbursement. In addition, the Buyers shall deposit an additional 20%, or 224,530, of the Share Consideration, which shall not be released until the HTS Audited Financial Statements and the HTS Reviewed Financial Statements are delivered to the Company (“Audit Shares”) (collectively “Indemnification Shares”).

Subsequent to the Acquisition Date, the amount for the working capital and money owned by HTS to banks and other financial institutions provided by the Sellers was adjusted. Upon the finalization of the assets and liabilities acquired as of October 1, 2018, the Share Consideration was adjusted to $2.7 million, or 568,415 shares. The Total Consideration was adjusted by $2.6 million, or 554,233 shares (“Adjusted Shares”). The Adjusted Shares were recorded as of the Acquisition Date at the Acquisition Date fair value of the Company’s common stock. Since the maximum amount of the Covered Loss shares is 224,530, the Company and the Sellers amended, the Agreement, on May 29, 2019 with an effective date of the Acquisition Date, to provide for the cancelation of the adjusted Shares.

Also, On December 24, 2018, the Company received the HTS Audited Financial Statements. The HTS Reviewed Financial Statements were not delivered. As part of the Amendment, the Company waived the requirement for the HTS Reviewed Financial Statements. The Audit shares have been included in the purchase price at the Acquisition Date fair value of the Company’s common stock.

In thousands

Calculation of the purchase price:
Fair value of stock at closing	$2,683
Cash at closing	300
Convertible promissory note	700
Purchase price	$3,683

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

In thousands
Cash	$277
Accounts receivable, net	1,911
Inventory	1,196
Prepaid expenses	16
Fixed assets	96
Intangibles	4,700
Goodwill	3,806
Accounts payable	(2,944)
Related party payable	(1,868)
Notes payable	(1,462)
Notes payable- related parties	(1,541)
Foreign currency adjustment	48
Deferred tax liability	(552)
Net assets acquired	$3,683

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed including the related deferred tax liability.

Intangibles assets consisted of the following:

In thousands, except years	Fair Value	Life in Years
Market related intangibles	$170	5
Customer relationships	3,400	9
Patents	1,030	11
Software	100	4
	$4,700

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

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to each return for cancelation 277,116 shares of common stock. This Amendment reduced the amount of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.3 million from approximately $5.3 million . This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. This Amendment also reduces the Company’s issued and outstanding common stock to 3,850,421 from 4,404,653 as of May 29, 2019.

Pro forma (Unaudited)

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had been completed on January 1, 2018. The unaudited pro forma results include amortization associated with preliminary estimates for the acquired intangible assets on these unaudited pro forma adjustments.

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

For the year ended December 31, 2018 In thousands	Quest	HTS	Total	Dr	Cr	Proforma
Revenues	$56,202	$5,516	$61,718	-	(1,909)	$59,809
Net income (loss)	$(5,695)	$(1,276)	$(6,971)	314	(184)	$(7,101)

For the year ended December 31, 2018, the proforma adjustments of $314 thousand is for the amortization expense for the nine months ended September 30, 2018 associated with the fair value of the intangible assets acquired and the $184 thousand is to remove the amortization for the nine months ended September 30, 2018 for the intangible assets that were revalued. The amortization expense for the three months ended December 31, 2018 is included in the Quest results of operations.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2019	2018
Trade Accounts Receivable	$6,730	$12,295
Less Allowance for doubtful accounts	(36)	(33)
Total Accounts Receivable (net)	$6,694	$12,262

For the years ended December 31, 2019 and 2018, one customer accounted for 12.3% and 17.0%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2019 and 2018 are made up of trade receivables due from customers in the ordinary course of business. Two customers together represented 20.9% of the balance of accounts receivable at December 31, 2019 and two customers made up 23.7% of the accounts receivable balance at December 31 for 2018, which represented greater than 10% of accounts receivable at December 31, 2019 and 2018, respectively.

NOTE 6 – INVENTORIES

Inventories consisted of the following as of December 31, 2019:

In thousands	2019	2018
Equipment and Clearing Service	$728	$801
Raw Materials	1,022	568
Work in process	44	47
Finished goods	95	388
Total inventories	$1,889	$1,804

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance is attributable to acquisitions. There have been no impairment charges recorded against goodwill in 2019 and 2018. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2019 and 2018 was $2.0 million and $1.8 million, respectively.

Goodwill and Intangible assets consisted of the following as of December 31:

In thousands	2019	2018
Goodwill	$13,921	$13,921
Trade Names	4,390	4,390
Customer Relationships	12,590	12,590
Intellectual property	1,323	1,300
Accumulated amortization	(9,695)	(7,694)
Intangibles, net	$22,529	$24,507

The future amortization expense on the Customer Relationships, and IP are as follows:

In thousands
Years ending December 31,
2020	2,007
2021	1,941
2022	1,315
2023	1,289
2024	546
Thereafter	1,510
Total	$8,608

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2019 and 2018.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are made up of payables due to vendors in the ordinary course of business at December 31, 2019 and 2018. One vendor made up 83.0% and 62.7% of our accounts payable in 2019 and 2018, respectively, which represented greater than 10% of accounts payable at December 31, 2019 and 2018, respectively.

NOTE 9 – CREDIT FACILITIES AND LINE OF CREDIT

The Company maintains operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide working capital for the business.

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5.0 million. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance at December 31, 2019 is $1.4 million.

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

Accordingly, the Company has adopted ASC Topic 606 as of January 1, 2018 using the modified retrospective transition approach, in which the cumulative effect of applying the standard would be recognized at the date of initial application. An adjustment to decrease deferred revenue in the amount of $1.2 million was established on the date of adoption relating to amounts deferred related to extended service contract sales through December 31, 2017. Prior to adoption of ASC Topic 606 net revenue from the sales of these contracts would be recognized immediately since the Company has no continuing obligation related to the sale of these products if the new guidance had been applied in the past. As a result of the adoption the Company recognizes revenue from extended service contracts on a net versus gross basis in the consolidated statements of operations. The Company recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment of $1.2 million of net deferred revenue to the opening balance of accumulated deficit.

NOTE 11 – NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31:

	2019	2018
In thousands
Note payable – debt restructure Marin	$900	$1,160
Note payable – debt restructure Thomet	563	713
Note payable – debt restructure Zicman	135	171
Convertible note payable – shareholders	150	700
Note payable - RWCC	449	1,059
Total notes payable	2,197	3,803
Less current portion	1,025	1,891
Long-term portion	$1,172	$1,912

For the years ended December 31, 2019 and December 31, 2018, the Company recorded interest expense in connection with these notes in the amount of $49 thousand and $115 thousand, respectively.

Note payable – debt restructure Marin

On February 28, 2018, the Company entered into two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”). Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million. (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement I Agreement, the amount of the indebtedness owed to Marin was reduced by $9.5 million. bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc., currently in the amount of $1.8 million is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $ 6.0 Million) is reduced to $2.0 million. The Marins have agreed to release their security interest against the Company. In connection with the $9.5 million. reduction in the purchase price, the Company issued the Marins 3 year warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $4.00 per-share.

On February 28, 2018, the Company entered into an additional settlement agreement with the Marins (the “Marin Settlement Agreement II”) whereby the Company settled a promissory note owed to the Marins in the original principal amount of $100 thousand which currently had a balance of $111 thousand in its entirety in exchange for an aggregate of 85,000 shares of the Company’s Series C Preferred Stock. The Series C Preferred Shares outstanding are convertible into common stock at the rate of 20 Preferred Shares to one share of common stock. The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) and automatically converts into Common Stock at $1.00 per share ($20.00 per 20 shares of Preferred Stock which convert to one share of common stock) in the event that the Company’s common stock has a closing price of $30 per share for 20 consecutive trading days. The Preferred Stock pays a 6% dividend commencing two years from issuance. During the first two years, the Series C Preferred Stock shall neither pay nor accrue the dividend. The Company also agreed to transfer title to a vehicle that was being utilized by Mr. Marin to David Marin. In exchange therefor, the $100 thousand Note and the accrued interest thereon was cancelled in its entirety.

Note payable – debt restructure Thomet

On February 22, 2018, the Company entered into a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $12,500 each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1.8 million is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 25,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Note payable – debt restructure Zicman

On February 19, 2018, the Company entered into a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the current amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. currently in the amount of $1.8 million is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 5,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

Quest Preferred Stock note payable

The Quest preferred stock 6% note payable is in conjunction with the promissory note issued in October 2015 related to the redemption and cancelation of 100% of the issued and outstanding Series A preferred stock as well as 170,000 stock options that had been issued to a now former employee. The principal payments have been postponed. In June 2016, the holder of the note granted the Company a forgiveness of debt in the amount of $75 thousand which was recorded as an increase in the additional paid in capital because it was a related party transaction. In addition, on June 17, 2016, the Company entered into Promissory Note Conversion Agreement with the Noteholder whereby $1.8 million of the promissory note was converted into 1,800,000 shares of Series C Preferred Stock. In July 2016, the holders of the notes signed subordination agreements with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agree to subordinate its right and payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. During the year ended December 31, 2018, the Company issued 430,000 shares of the Company’s common stock at a fair value of $2.7 million for the conversion of the principal and accrued interest of $1.2 million and $0.2 million, respectively, or $1.4 million. The difference of $1.3 million was recorded as loss on debt settlement in the consolidated statement of operations.

Convertible note payable – shareholders

The convertible note payable – shareholders relates to the purchase price paid for the acquisition of HTS. The Note is in the amount of $700 thousand with $350 thousand due to each of the two sellers. The $700 thousand was due and payable on October 5, 2019 with accrued interest at the rate of 6.0% per annum.

The Holders have the right, at any time on or after the Issue Date, to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any Default Interest) into fully paid and non-assessable shares of the Company’s common stock, as such common stock exists on the conversion date, or any shares of the Company’s capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified, at the conversion price (as defined below) determined as provided herein (a “Conversion”); The number of conversion shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect on the date specified in the notice of conversion delivered to the Company by the holder. The conversion rate was set at $4.72 per share.

On April 4, and in connection with the Securities Purchase Agreement, Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers.

On September 30, 2019, and in accordance with the terms of the Convertible Promissory Note, Walefar and Campbeltown each exercised the right to convert $75 thousand in unpaid principal balance into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. Accordingly, the Company issued 317,796 shares to each of Walefar and Campbeltown.

As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the convertible note payable.

Note payable - RWCC

The company acquired the Note Payable – RWCC (“RWCC Note”) with the acquisition of HTS. The Certus Note was a non-interest-bearing note. The Certus Note was historically discounted using an effective interest rate of 5.0%. The outstanding balance of $1.0 million is due and payable in April 2020 with monthly payment of approximately $85 thousand per month. The Certus Note is classified as a related party note because the Chief Executive Officer of Certus, Ltd. is the son of a significant shareholder of the Company and a sibling of the Company’s Chief Financial Officer and member of the Board of Directors.

The repayment of the notes payable, related parties as of December 31, 2019 is as follows for the years ending December 31,:

In thousands

2020	1,025
2021	426
2022	426
2023	320
Thereafter	-
Total	$2,197

NOTE 12 - NOTES PAYABLE

Notes payable consists of the following as of December 31,:

In thousands	2019	2018
Supplier Secured Note Payable	$6,490	$8,340
All Other	150	613
Total	6,640	8,953
Less current portion	6,497	8,823
Long Term Notes Payable	$143	$130

Future maturities of notes payable are as follows for the years ending December 31,:

In thousands

2020	$6,497
2021	6
2022	-
Thereafter	137
Total	$6,640

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

●	On November 30, 2016, the Company entered into an Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to March 31, 2017 and the monthly installments of principal and accrued interest were increased to $400 thousand commencing December 15, 2016 with any remaining principal and accrued interest due and payable on March 31, 2017. The Amendment also provides that the Company will make an additional principal payment of $300 thousand by December 15, 2016.

●	On March 31, 2017, the Company entered into a Second Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to September 30, 2017 whereby any remaining principal and accrued interest is due and payable on September 30, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400 thousand each.

●	On September 30, 2017, the Company entered into a Third Amendment Agreement to the secured Promissory Note whereby the maturity date was extended to October 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600 thousand each.

●	On November 15, 2017 the Company entered into a Fourth Amendment extending the maturity date to December 31, 2017 and this Fourth Amendment is effective on October 31, 2017 whereby any remaining principal and accrued interest is due and payable on December 31, 2017. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $600 thousand each.

●	On February 14, 2018 the Company entered into a Fifth Amendment extending the maturity date to March 31st, and this Fifth Amendment is effective on December 31, 2017 whereby any remaining principal and accrued interest is due and payable on March 31, 2018. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $400 thousand each.

●	On September 14, 2018, the Company entered into a Sixth Amendment extending the maturity date to January 31, 2019. The Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million , by rolling the Company’s existing outstanding accounts payable into the note by the previously mentioned amount of increase.

●	On April 30, 2019, the Company entered into a Seventh Amendment extending the maturity date to July 31, 2019. The Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

Bill Davidson Promissory Note

In connection with the BCS acquisition, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $5 thousand beginning October 31, 2014 and ending October 2018. The loan bears interest at 8% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at December 31, 2019 and 2018 was $137 thousand and $130 thousand, respectively, of which all was classified as long term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note and Action, whereby the noteholder agrees to subordinate its rights to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full. This is subordinated to the Supplier Secured Note payable and can’t be paid until the Supplier Secured Note Payable is satisfied; therefore, the note is classified as long-term.

Maren Trust Promissory Note

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 25,354 shares of common stock for $220 thousand on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. As at December 31, 2018, the Company did not complete the redemption of 25,354 shares of common stock and the remaining balance of the note was $241 thousand. In February 2018, the Company made the final payment and the 25,354 shares were cancelled.

NOTE 13 – OTHER LIABILITIES

At December 31, 2019 and 2018, other liabilities consisted of the following:

In thousands	2019	2018
Other vendor payable	$801	-
Dividend payable	344	478
Bonus payable	385	-
Others	453	397
Total other liabilities	1,983	875
Less Current Portion	(1,599)	(265)
Total long term other liabilities	$384	$610

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

At December 31, 2017, the balance of amount of premium financed note for the remaining policy is $1.5 million and the cash value of the policy as of this date is $1.4 million, with a net negative cash value of the policies of $86 thousand.

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

As of June 30, 2018, the Company has no further obligations related to the key man insurance policies other than finalizing paperwork on the latter assignments and in removing the liabilities from the Company books. As a result, the company recognized an accounting gain of $150 thousand.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

PROFIT SHARING PLAN

The Company maintains a contributory profit sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, the Company is required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the years ending December 31, 2019, and 2018, the Company elected to forgo the match.

OPERATING LEASES

As of December 31, 2019, the Company has three operating leases for office and assembly space and no financing leases. The impact of ASU No. 2016-02 on our consolidated balance sheet beginning January 1, 2019 was through the recognition of ROU assets and lease liabilities for operating leases. Amounts recognized at January 1 and December 31, 2019 for operating leases are as follows:

In thousands	January 1, 2019	December 31, 2019
ROU assets	$235	$131
Lease liability	$235	$134

The Company elected the practical expedient ASU 2018-11, Leases (Topic 842): Targeted Improvements which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date. Therefore, the Company recognized and measured leases existing at January 1, 2019 (inception date). In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. Lastly, the Company elected a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments, including annual rent increases, over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. As none of our leases included an implicit rate of return, we used our incremental borrowing rate based on lease term information available as of the adoption date or lease commencement date in determining the present value of lease payments.

On January 1, 2019, the Company had three operating leases for office and/or warehouse space and one operating lease for a vehicle. The Company was leasing approximately 7,000 sf of office space in Eugene, OR with monthly payments of $4 thousand and an incremental borrowing rate of 15.06%. In December 2019, the Company terminated this lease. On January 1, 2019, the Company was also leasing a small office space in Akron, OH with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of December 31, 2019, the Company had 41 months remaining on the lease with a lease liability of $96 thousand. On January 1, 2019, the Company was also leasing a small office and warehouse in Anaheim, CA with monthly payments of $2 thousand and an incremental borrowing rate of 14.83%. As of December 31, 2019, the Company had 12 months remaining on the lease with a lease liability of $28 thousand. On January 1, 2019, the Company was leasing a vehicle with monthly payments of less than $1 thousand and an incremental borrowing rate of 14.83%. As of December 31, 2019, the Company had 25 months remaining on the lease with a lease liability of $9 thousand.

Other information related to our operating leases is as follows:

In thousands
ROU asset - January 1, 2019	$235
Decrease	$(11)
Amortization	$(93)
ROU asset - December 31, 2019	$131

Lease liability - January 1, 2019	$235
Decrease	$(11)
Amortization	$(90)
Lease liability - December 31, 2019	$134

In thousands	December 31, 2019
Lease liability
Short term	$54
Long term	$80
Total	$134

As of December 31, 2019, our operating leases had a weighted average remaining lease term of 33.78 months and a weighted average discount rate of 14.63%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

In thousands
Year	Minimum lease payments
2020	$70
2021	$41
2022	$38
Thereafter	$16
Total	$165
Less interest	$(31)
Present value of future minimum lease payments	$134
Less current obligations	$(54)
Long term lease obligations	$80

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

NOTE 15 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2019 and 2018, there were 1,000,000 Series A preferred shares designated and 0 Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2019 and 2018, there was 1 preferred share designated and 0 preferred shares outstanding.

Series C

As of December 31, 2019 and 2018, there were 15,000,000 Series C Preferred Shares authorized with 4,828,530 issued and outstanding. The series C preferred shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. As part of several debt settlement agreements effective December 30, 2017, 1,685,000 shares of Series C Preferred Stock were issued, with the caveat that the shares will not pay and will not accrue dividends for a 24-month period or any time prior to March 1, 2020. Series C preferred shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2019 and 2018, the accrued dividends on the Series C Preferred Stock was $344 thousand and $478 thousand, respectively.

The Series C Preferred Stock has a liquidation value and conversion price of $1.00 per share ($20.00 per 20 shares of preferred stock which convert to one share of common stock) and automatically converts into Common Stock at $1.00 per share ($20.00 per 20 shares of preferred stock which convert to one share of common stock) in the event that the Company’s common stock has a closing price of $30 per share for 20 consecutive trading days.

COMMON STOCK

Effective November 11, 2019, the Company implemented a one-for-20 reverse stock split of the Company’s common stock. The par value of common stock and the number of authorized shares were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On September 30, 2019, and in accordance with the terms of the Convertible Promissory Note, Walefar and Campbeltown each exercised the right to convert $75 thousand in unpaid principal balance into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. Accordingly, the Company issued 317,796 shares to each of Walefar and Campbeltown.

On September 5, 2019, the Company entered into a letter agreement with Shai Lustgarten, the Company’s Chief Executive Officer, pursuant to which the Company and Mr. Lustgarten agreed to extend the term of Mr. Lustgarten’s employment agreement for an additional two (2) years. As consideration and in light of the Company’s achievements under the leadership of Mr. Lustgarten, the Company, pursuant to its 2018 Equity Incentive Plan, issued to Mr. Lustgarten 50,000 shares of the Company’s common stock valued at $250 thousand.

On September 5, 2019, the Company entered into a letter agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, pursuant to which they agreed to extend the term of Mr. Nissensohn’s and/or an entity under his control’s consulting agreement for an additional two (2) years. As consideration and in light of Mr. Nissensohn’s and/or an entity under his control’s past consulting services which the Company believes were essential to its recent achievements, the Company, pursuant to the 2018 Equity Incentive Plan, issued to Mr. Nissensohn and/or an entity under his control 27,500 shares of the Company’s common stock, valued at $138 thousand.

On April 4, 2019, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5.0 million of units (the “Units”) resulting in gross proceeds of $5.0 million, before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $6.00. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 833,333 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 833,333 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissenson, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5.0 million. As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 5, 2018.

In March 2018 and pursuant to the Company’s 2018 Equity Incentive Plan, the Company granted 50,000 shares of the Company’s common stock valued at $119 thousand to the Company’s Chief Executive Officer Shai Lustgarten. The shares were valued at the fair market value of the Company’s common stock on the date of issuance.

During 2018, the Company issued 3,996 shares of the Company’s common stock, valued at $11 thousand, to employees of the Company as part of the Company’s 2018 Equity Incentive Plan. The shares were valued as of the date of grant at the fair value of the Company’s common stock.

During 2018, the Company issued 141,022 shares of the Company’s common stock for services rendered by independent third parties, the Company’s former CFO, and related party noteholders. The shares were valued at $395 thousand using the fair market value of the shares on the date of issuance.

During 2018, the Company issued 430,000 shares of the Company’s common stock at a fair value of $2.7 million for the conversion of principal and accrued interest of $1.2 million and $247 thousand, respectively, or $1.4 million. The difference of $1.2 million was record as interest expense in the consolidated statement of operations. The shares were valued using the fair value of the Company’s common stock as of the date of issuance.

On June 26, 2018, the Company issued 7,500 shares of common stock to Maren Life Reinsurance LTD as part of a debt settlement agreement.

In October 2018, and as partial consideration of the acquisition of HTS, the Company issued 1,122,648 shares of the Company’s common stock to the previous owners of HTS. These shares were valued at $5.3 million. See Note 4 – Acquisitions for further details.

In January 2016, the Company entered into a Stock Redemption Agreement whereby the Company would repurchase 25,354 shares of common stock for $230 thousand on an installment basis which was recorded as a note on the transaction date carrying interest at 9%. In March 2019, the Company made its last payment under the Stock Redemption Agreement and the 25,354 shares were cancelled.

Warrants and Stock Options

In connection with the April 4, 2019 Securities Purchase Agreement previously described in detail, the Company issued warrants to purchase 891,667 shares of Common Stock at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. The warrants were valued at $2.9 million. Also during 2019, the Company issued options to purchase 128 thousand shares valued at $564 thousand.

These options and warrants were valued at the grant date using the Black-Scholes valuation methodology. The Company determines the assumptions used in the valuation of warrants and option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options and warrants granted throughout the year. The valuation assumptions used to determine the fair value of each option/warrants award on the date of grant were: expected stock price volatility 156.0% - 157.0%; expected term in years 4.0-5.5; and risk-free interest rate 1.40% - 2.31%.

The following table summarizes information about warrants granted during the years ended December 31,:

	2019		2018
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of year	275,000	$4.55	295,250	$5.00

Warrants granted	891,667	7.00	50,000	9.72
Warrants expired	-	-	70,250	10.40
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of year	1,166,667	6.42	275,000	4.55

Exercisable warrants	1,166,667	$6.42	275,000	$4.55

Outstanding warrants as of December 31, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

2.20	1.59	75,000	$2.20	75,000	$2.20
4.00	1.00	150,000	4.00	150,000	4.00
5.60	0.49	10,000	5.60	10,000	5.60
7.00	4.77	891,667	7.00	891,667	7.00
12.00	0.78	15,000	12.00	15,000	12.00
10.00	1.78	25,000	10.00	25,000	10.00

2.20 to 12.00	3.93	1,166,667	$6.42	1,166,667	$6.42

Warrants outstanding have the following expiry date and exercise prices as of the year ended December 31,:

Expiry Date	Exercise Prices	2019	2018

December 30, 2020	$4.00	150,000	150,000
August 2, 2021	2.20	75,000	75,000
June 26, 2020	5.60	10,000	10,000
October 10, 2020	12.00	15,000	15,000
October 10, 2021	10.00	25,000	25,000
October 6, 2024	7.00	891,667	-

	$6.42	1,166,667	275,000

Share Purchase Option Plan

The Company has a stock option plan whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors on November 17, 2014 in order to provide an inducement and serve as a long term incentive program. The maximum number of common shares that may be reserved for issuance was set at 500,000.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 500,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan. As at December 31, 2017, the Company had issued options, allowing for the subscription of 481,250 common shares of its share capital.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31, 2019 and 2018:

	2019		2018
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of year	1,006,050	$3.80	481,250	$4.20

Stock options granted	127,500	5.00	592,000	3.40
Stock options expired	-	-	(1,800)	-
Stock options cancelled, forfeited	-	-	(65,400)	-
Stock options exercised	-	-	-	-

Balance, end of year	1,133,550	4.00	1,006,050	3.80

Exercisable stock options	952,425	$3.94	792,050	$3.80

During 2018, the Company canceled a total of 65,400 stock options.

Outstanding stock options as of December 31, 2019 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

1.50 to 1.80	2.13	114,050	$1.70	114,050	$1.70
2.20	1.59	175,000	2.20	175,000	2.20
5.00	3.58	127,500	5.00	31,875	5.00
10.00	4.89	125,000	10.00	125,000	10.00
2.40	3.18	340,000	2.40	297,500	2.40
4.40	3.84	108,250	4.40	81,188	4.40
5.40	3.92	143,750	5.40	127,813	5.40

0.075 to 0.50	3.22	1,133,550	$4.00	952,425	$3.94

Stock options outstanding at the end of the year have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	December 31, 2019	December 31, 2018

August 2, 2021	$2.20	175,000	175,000
February 17, 2022	1.70	114,050	114,050
March 05, 2023	2.40	340,000	340,000
July 31, 2023	5.00	127,500	-
October 31, 2023	4.40	108,250	108,250
November 30, 2023	5.40	143,750	143,750
November 20, 2024	10.00	125,000	125,000

	$4.00	1,133,550	1,006,050

The Company recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31, 2019 and 2018;

	2019	2018
In thousands
Stock compensation	$388	$569
Stock Option vesting	879	1,818
Total	$1,267	$2,387

NOTE 16 – RELATED PARTY TRANSACTIONS

During part of 2018, the Company leased a building from the former owner of BCS for $9 thousand per month, which was believed to be the current fair market value of similar buildings in the area. These amounts are included in the lease disclosure schedule, Note 14.

In addition, on August 2, 2017, the Company entered into a Consulting agreement with Carlos J. Nissenson, a principal shareholder of the Company and a family member of a Director of the Company. The terms and condition of the contract are as follows:

●	24-month term with 90 day termination notice by the Company

●	A monthly fee of $15 thousand and a one-time signatory fee of 30,000 restricted shares

●	75,000 warrants to buy shares at $2.20 having a four-year life and a vesting period of 12 months in four quarterly and equal installments, subject to Mr. Nissenson’ s continuous service to the Company

●	In case the Company procures debt financing during the term of this agreement, without any equity component, Mr. Nissenson shall be entitled to 3% of the gross funds raised, however if the Company is required to pay a success fee to another external entity, then Mr. Nissenson shall be entitled to only 2% of the gross funds raised

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3 million to the Company within 24 months of the date the contract, Mr. Nissenson shall further be entitled to certain warrants to be granted by the Company which upon their exercise pursuant to their terms, Mr. Nissenson shall be entitled to receive QUEST shares which represent 3% of the QUEST issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by QUEST are subject to the approval of the Board of Directors of QUEST. However, if the Board does not approve the issuance of warrants; then Mr. Nissenson will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissenson will be entitled to a $50 thousand one-time payment which shall be paid on the 1st day that the QUEST shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that the Company shall close any M&A transaction with a third party target, Mr. Nissenson shall be entitled to a success fee in the amount equal to 3% of the total transaction price, in any combination of cash and shares that will be determined by QUEST

Additional related party transactions are discussed in Notes 11 and 15.

NOTE 17 – INCOME TAX

For the year ended December 31, 2019, the Company has $14 thousand of current income tax provision (US State & Local and Foreign) and no deferred income tax provision.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2019	2018
Reserves and deferred revenue	$238	$460
163(J) Limitation	664	299
Stock options	-	976
Net operating loss	5,319	5,029
Total gross deferred tax assets	6,221	6,764
Less: Valuation Allowance	(5,414)	(5,870)
Net deferred tax assets	807	894

Deferred tax liabilities
Amortization of intangible assets and depreciation	(807)	(894)
Total deferred tax liabilities	(807)	(894)

Net deferred tax assets	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2019	2018
Deferred tax assets	$5,414	$5,870
Valuation allowance	(5,414)	(5,870)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $5.4 million and $5.9 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% Valuation Allowance, against its Net Deferred Tax Assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31, 2019 and 2018:

	2019	2018
Federal statutory tax rate	21.0%	21.0%
State taxes	1.41%	1.73%
Foreign income taxes	-%	(0.66)%
Nondeductible items	(11.52)%	(8.87)%
Acquisition accounting adjustments	-%	8.74%
Change in valuation allowance	13.48%	8.58%
Return to provision adjustments	(25.33)%	(22.09)%
Other	0.56%	(0.44)%

Effective tax rate	(0.40)%	7.99%

The Company reported no uncertain tax liability as of December 31, 2019 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2014, 2015, 2016, 2017, and 2018 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2019, the Company had a net operating loss (NOL) carryforward of approximately $22.1 million. The NOL carryforward begins to expire in 2024. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date of this filing. No other significant events have occurred besides the events disclosed in the Notes to the Financial Statements.

Asset purchase agreement

On February 28, 2020, the Company entered in an asset purchase agreement (the “Asset Purchase Agreement”) with EyepaxIT Consulting LLC, a California limited liability company, (“Eyepax”) and the principal owners of Eyepax (collectively the “Sellers”), effective September 30, 2019, pursuant to which the Company purchased certain assets from the Sellers at a cash purchase price of $245,000. As additional consideration, the Company shall issue to the Sellers 80,000 shares of the Company’s common stock and an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment, which shall vest quarterly in four (4) equal installments and expire on February 28, 2023. Pursuant to the Asset Purchase Agreement, the Company shall enter into an employment agreement with Mr. Lalith Caldera, a principal owner of Eyepax, and pay Mr. Caldera an annual salary of $100,000.

COVID-19

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including geographical areas in which the Company operates.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.

3.1

Form of Certificate of Amendment to the Certificate of Incorporation, as amended, dated November 18, 2019 incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 18, 2019.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.2*	Description of Securities

4.3	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.4	Form of Warrant, incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

10.1	Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016.

10.2	Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016.

10.3	Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016.

10.4	Warrant issued to David and Kathy Marin dated February 28, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2018.

10.5	Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

10.6	Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

10.7	Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016.

10.8	Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016.

10.9	Redemption Agreement by and among Quest Solution, Inc., Danis Kurdi and 3587967 Canada, Inc. dated November 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.10	Exchange and Transfer Agreement, by and among Viascan Group. Inc., Quest Solution, Inc. and Quest Exchange Ltd. dated November 30, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.11	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.12	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.13	Resignation Agreement by and between the Company and Tom Miller dated July 7, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2017.

10.14	Consulting Agreement by and between the Company and Carlos Jaime Nissenson dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.16	Termination Agreement by and between the Company and Joey Trombino dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

34

10.18	Settlement Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin (the “Marin Settlement Agreement I”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.19	Settlement Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.20	Settlement Agreement dated February 28, 2018 by and between the Company and George Zicman.

10.21	Voting Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.22	Voting Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.23	Voting Agreement dated February 28, 2018 by and between the Company and George Zicman, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

10.25	Settlement Agreement with Jason Griffith, dated June 7, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018.

10.26	Amendment to Security Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.27	Amendment to Pledge and Security Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.28	Prepayment Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.29	Amendment #9 to Trade Credit Extension Letter with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.30	Amendment #6 to Secured Promissory Note with ScanSource, Inc. dated September 7, 2018 (the “Modified Note”), incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.31	HTS Purchase Agreement, dated October 5, 2018, by and between the Company, Walefar Investments, Ltd. and Campbeltown Consulting, Ltd. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2018.

10.32	Convertible Promissory Note issued to Walefar Investments, Ltd. and Campbeltown Consulting, Ltd., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2018.

10.33	Form of Securities Purchase Agreement, dated April 4, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.

10.34	Letter Agreement with Shai Lustgarten, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.35	Letter Agreement with Carlos J. Nissensohn, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.36	Neev Nissenson Employment Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.37	Asset Purchase Agreement, dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.38	Shai Lustgarten Employment Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.39	Consulting Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2020.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

ITEM 16. NONE.

35