Form 10-Q
period 2020-03-31
OMNIQ Corp.
filed 2020-05-14
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,107,230 shares of common stock, $0.001 par value, as of May 12, 2020.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	March 31, 2020	December 31, 2019
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$3,321	$1,615
Accounts receivable, net	12,714	6,694
Inventory	1,768	1,889
Prepaid expenses	667	362
Other current assets	8	65
Total current assets	18,478	10,625

Property and equipment, net of accumulated depreciation of $2,221 and $2,195, respectively	417	463
Goodwill	14,695	13,921
Trade name, net of accumulated amortization of $3,018 and $2,932, respectively	1,372	1,458
Customer relationships, net of accumulated amortization of $6,954 and $6,578, respectively	5,636	6,012
Other intangibles, net of accumulated amortization of $224 and $185, respectively	1,199	1,138
Cash, restricted	541	533
Right of use lease asset	118	131
Other assets	148	172
Total assets	$42,604	$34,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$24,993	$18,694
Accrued interest and accrued liabilities, related party	37	-
Line of credit	4,978	1,365
Accrued payroll and sales tax	2,287	1,556
Notes payable, related parties – current portion	790	1,025
Notes payable – current portion	6,450	6,497
Lease liability – current portion	49	54
Other current liabilities	1,410	1,599
Total current liabilities	40,994	30,790

Long term liabilities
Notes payable, related party, less current portion	1,065	1,172
Accrued interest and accrued liabilities, related party	42	76
Notes payable, less current portion	142	143
Lease liability	73	80
Other long term liabilities	444	384
Total liabilities	42,760	32,645

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 4,828,530 and 4,828,530 shares issued and outstanding, respectively	5	5
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,024,837 and 3,960,405 shares issued and outstanding, respectively.	4	4
Additional paid-in capital	47,845	46,861
Accumulated (deficit)	(47,994)	(45,063)
Accumulated other comprehensive loss	(16)	1
Total stockholders’ equity (deficit)	(156)	1,808
Total liabilities and stockholders’ equity (deficit)	$42,604	$34,453

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended March 31
(In thousands, except share and per share data)	2020	2019
Revenues
Total Revenues	$13,799	$18,620

Cost of goods sold
Cost of goods sold	10,763	14,023

Gross profit	3,036	4,597

Operating expenses
General and administrative	793	689
Salary and employee benefits	2,856	2,855
Depreciation and amortization	548	543
Professional fees	875	415
Total operating expenses	5,072	4,502

Income (loss) from operations	(2,036)	95

Other income (expenses):
Interest expense	(795)	(684)
Other (expenses) income	(42)	(46)
Total other expenses	(837)	(730)

Net loss before Income Taxes	(2,873)	(635)

Provision for Income Taxes
Current	-	-
Total Provision for Income Taxes	-	-

Net loss attributable to OMNIQ Corp.	$(2,873)	$(635)
Less: Preferred stock – Series C dividend	(72)	(47)

Net loss attributable to the common stockholders	$(2,945)	$(682)

Net loss per share - basic	$(0.74)	$(0.19)

Net loss per share from continuing operations - basic	$(0.74)	$(0.19)
Weighted average number of common shares outstanding - basic	3,984,006	3,584,076

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2018	4,829	$5	3,597	$4	$42,264	$(230)	$(39,752)	$1	$2,292
Dividend on Class C Shares	-	-	-	-		-	(47)	-	(47)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options and warrants	-	-	-	-	323	-	-	-	323
Stock redemption			(25)	-	(230)	230			-
Accumulated other Comprehensive Loss	-	-	-	-	-	-		-	-
Net (loss)	-	-	-	-	-	-	(633)	-	(633)
Balance, March 31, 2019	4,829	$5	3,572	$4	$42,358	$-	$(40,432)	$1	$1,936)

Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$-	$(45,063)	$1	$1,808
Dividend on Class C Shares	-	-	-	-		-	(72)	-	(72)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(17)	(17)
Stock-based compensation – options and warrants	-	-	-	-	190	-	-	-	190
Subscribed common stock			-		440	-	-	-	440
Professional fees – restricted shares	-	-	65	-	354	-	-	-	354
Other misc. items	-	-	-	-	-	-	14	-	14
Net (loss)	-	-	-	-	-	-	(2,873)	-	(2,873)
Balance, March 31, 2020	4,829	$5	4,025	$4	$47,845	$-	$(47,994)	$(16)	$(156)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months ended March 31
(In thousands)	2020	2019
Cash flows from continuing operating activities:
Net loss	$(2,873)	$(635)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	544	323
Amortization of ROU lease asset	13	18
Depreciation and amortization	548	543
Changes in operating assets and liabilities:
Accounts receivable	(6,006)	(1,941)
Prepaid expenses	(310)	(319)
Inventory	121	173
Accounts payable and accrued liabilities	6,186	6,214
Accrued interest and accrued liabilities, related party	3	-
Accrued payroll and sales taxes payable	731	144
Other assets	54	(102)
Lease liability	(12)	(17)
Other liabilities	(531)	132
Net cash (used in) provided by operating activities	(1,532)	4,533

Cash flows from investing activities:
Restricted cash	(8)	-
Other assets	24	(213)
Purchase of property and equipment	(1)	-
Net cash provided by (used in) investing activities	15	(213)

Cash flows from financing activities:
Proceeds from ESPP stock issuance	-	1
Proceeds from / (payments on) line of credit	3,613	(3,737)
Payment on notes/loans payable	(390)	(618)
Net cash provided by (used in) financing activities	3,223	(4,354)

Net increase (decrease) in cash	1,706	(34)
Cash, beginning of period	1,615	378
Cash, end of period	$3,321	$344

Cash paid for interest	$601	$-
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$354	$-
Intangible assets acquired in non-cash exchange	885	-
Stock options and warrants issued	$190	$323

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of OMNIQ Corp. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Quest Exchange Ltd., a Canadian based holding company, HTS Image Processing, Inc. (“HTS”), a Delaware corporation, HTS (USA), Inc., a Delaware corporation and HTS Image Ltd. (“HTS Ltd.”) (f/k/a Teamtronics Ltd.), an Israeli corporation.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 and notes thereto included in the Company’s Form 10-K filed with the SEC on March 30, 2020. The Company operates in one segment.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

COVID-19

The novel coronavirus (“COVID-19”) was first identified in late 2019. COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. COVID-19 is a pandemic of respiratory disease spreading from person-to-person that poses a serious public health risk. It has significantly disrupted supply chains and businesses around the world. The extent and duration of the COVID-19 impact on our operations and financial position is highly uncertain.

Management cares about the employees, customers and the communities served, so quick and strict action was taken based on the Center for Disease Control and WHO recommendations to combat illness in the workforce and to lessen business interruption for the Company and customers. OMNIQ has been designated an essential business and the operations remain open to serve customers. The Company’s management and employees are focused on safely providing the equipment, parts, and services customers need to continue their work.

Management continues to closely monitor and evaluate the impact of the COVID-19 pandemic on the Company’s operations and will take, the necessary actions to right-size the business in this environment, which is evolving daily. Some potential actions include, but are not limited to, modified work schedules as well as appropriate adjustments to the operating expenditures and capital spending plans.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of OMNIQ Corp. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated recent pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

REVERSE STOCK SPLIT

Effective November 20, 2019, the Company implemented a one-for-20 reverse stock split of the Company’s common stock (the “Reverse Split”). The par value of common stock and the number of authorized shares were not adjusted as a result of the Reverse Split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. As a result of the Reverse Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by the Company and outstanding immediately prior to the Reverse Split, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares authorized for future grant under the Company’s equity incentive/compensation plans immediately prior to the Reverse Split was reduced proportionately.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the three months ended March 31, 2020 and March 31, 2019 was $501 thousand and $501 thousand, respectively.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three months ended March 31, 2020 and 2019 were 3,984,006 and 3,584,076, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have anti-dilutive impact due to losses reported.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported, as of March 31:

(In thousands)	2020	2019
Options to purchase common stock	717	792
Convertible preferred stock	241	241
Warrants to purchase common stock	225	275
Potential shares excluded from diluted net loss per share	1,183	1,308

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of the Company are presented in U.S. dollars. The functional currency for the Company and each of its subsidiaries (“Quest US entities”), except HTS Ltd., is U.S. dollars. The functional currency of HTS Ltd. is the Israeli Shekel. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. For the Company’s U.S. entities, continuing operations are conducted in U.S. dollars. The Company owns a non-operating subsidiary in Canada, from which it has had no activity since October 1, 2016. For HTS Ltd., continuing operations are conducted in Israeli Shekel.

Reclassifications and adjustments — Certain prior year amounts in the condensed consolidated interim financial statements have been reclassified to conform with current year presentation. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company had a working capital deficit of $22.5 million and an accumulated deficit of $48.0 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions, the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

For the three months ended March 31, 2020 and the year ended December 31, 2019, one customer accounted for 32.5% and 12.3% of the Company’s revenues, respectively. At March 31, 2020 and December 31, 2019, one customer accounted for 36.6% and 29.6% of the Company’s accounts receivable balance, respectively.

NOTE 4 – BUSINESS ACQUISITION

Eyepax acquisition

On February 28, 2020 (Closing Date), the Company entered into an Asset Purchase Agreement, with Eyepax IT Consulting, LLC (Seller); whereby, the Company acquired Seller’s accounts receivable and the license, ownership rights and source code of the parking Enforcement and Revenue Control System. The Company also assumed the Seller’s accounts payable liabilities. The aggregate purchase price paid is as follows:

1.	$100,000 shall be paid on the Closing Date, less $5,000 previously paid as an advance payment, accordingly the remaining balance to be paid on Closing Date is $95,000.

2.	$25,000 per month for three months shall be paid on or before the last business day of the month beginning with the first month after the Closing Date, and a fourth payment of $20,000 until a total of $95,000 has been made.

3.	Beginning on the first month after Closing Date, $5,000 per month shall be paid in ten (10) monthly installments.

4.	80,000 shares of the Company’s common stock in the name of the Seller, will be issued during 45 days from Closing Date at $5.00 per common share.

5.	Stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The option shares will vest in equal quarterly periods, expiring on February 28th, 2023.

The purchase price was measured at fair value on the Closing Date as follows:

(In thousands)
Cash payments to Seller	245
Subscribed common stock	440
Stock purchase options	91
Total	776

The assets acquired and liabilities assumed have been recognized at the Closing date and were measured at fair value as follows:

(In thousands)
Accounts receivable	14
Software (intangible)	100
Liabilities assumed	(113)
Net assets acquired at fair value	1
Total purchase price	776
Goodwill recognized	775

The Company estimated the fair value the stock purchase option using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. In valuing these options, the Company assumed a cumulative stock volatility of 269.42%, 36 months expected life, and a risk-free interest rate of 1.160% and dividend yield of 0%.

NOTE 5 – OTHER LIABILITIES

At March 31, 2020 and December 31, 2019, other liabilities consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Other vendor payable	$801	$801
Dividend payable	417	344
Bonus payable	128	385
Others	508	453
Total other liabilities	1,854	1,983
Less Current Portion	(1,410)	(1,599)
Total long term other liabilities	$444	$384

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5.0 million. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at March 31, 2020 and December 31, 2019, was $5.0 million and $1.4 million respectively, which includes accrued interest.

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

NOTE 7 – NOTES PAYABLE

Notes payable at March 31, 2020 and December 31, 2019, consists of the following:

(In thousands)	March 31, 2020	December 31, 2019
Supplier Note Payable	$6,443	$6,490
All Other	149	150
Total	6,592	6,640
Less current portion	(6,450)	(6,497)
Long Term Notes Payable	$142	$143

Future maturities of notes payable as of March 31, 2020 are as follows;

2019	$6,448
2020	6
2021	138
2022	-
2023	-
Total	$6,592

In connection with the acquisition of Bar Code Specialties, Inc. (“BCS”), a California corporation, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $5 thousand beginning October 31, 2014 and ended October 2018. The loan bears interest at 8.0% and is unsecured and subordinated to the Company’s bank debt. The balance on this loan at March 31, 2020 and December 31, 2019 was $138 thousand, all of which was classified as long-term. In July 2016, the holder of the note signed a subordination agreement with the Supplier of the Secured Promissory Note (as defined below) and Action Capital, whereby the noteholder agrees to subordinate its right to payment of capital and interest until the Supplier with the Secured Promissory Note is reimbursed in full, therefore, the note is classified as long-term.

On July 18, 2016, the Company and the Supplier entered into a certain secured promissory note, with an effective date of July 1, 2016, in the principal amount of $12.5 million (the “Secured Promissory Note”). The USD Note accrues interest at 12% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250 thousand each, with any remaining principal and accrued interest due and payable on December 31, 2016.

●	On September 7, 2018, the Company entered into a Sixth Amendment to the Secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the Secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 8 –NOTES PAYABLE, RELATED PARTIES

Notes and loans payable, related parties consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019

Note payable – debt restructure Marin	$840	$900
Note payable – debt restructure Thomet	525	563
Note payable – debt restructure Zicman	125	135
Convertible note payable – shareholders	150	150
Note payable – RWCC	215	449
Total notes payable, related parties	1,855	2,197
Less current portion	790	1,025
Long-term portion	$1,065	$1,172

Note payable – debt restructure Marin

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc. is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. As a result, the balance on this loan and related accrued interest at December 31, 2018 were all classified as long term, being due in 2023. As of March 31, 2020, the balance of this loan was $840 thousand.

Note payable – debt restructure Thomet

On February 28, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 25,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017. As of March 31, 2020, the balance of this loan was $525 thousand and is due in 2023.

Note payable – debt restructure Zicman

On February 28, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 5,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017. As of March 31, 2020, the balance of this loan was $126 thousand.

Each of the Marins, Thomet and Zicman entered into a voting agreement with the Company whereby they agreed to vote any shares of common stock beneficially owned by them as directed by the Company’s CEO and also agreed to a leakout restriction whereby they each agreed not to sell more than 10% of the common stock beneficially owned during any 30-day period.

Convertible note payable - shareholders

On October 5, 2018, the Company entered into a purchase agreement with Walefar Investments, Ltd. (“Walefar”) and Campbeltown Consulting, Inc. (“Campbeltown”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the agreement, the Company purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers. As consideration, the Company (i) issued to the Sellers 1,122,648 shares of the Company’s common stock, having a value of $5.3 million based on the average closing price of the common stock for the 20 days’ preceding the agreement (the “Per Share Value”), (ii) cash in the amount of $300 thousand, and (iii) a 12 month convertible promissory note with a principal amount of $700 thousand and an interest rate of six percent (6%) per year (the “Convertible Promissory Note”). The note also provides the Sellers the right to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $4.72. The agreement constitutes a “related party transaction” because of Company director Shai Lustgarten’s position as Chief Executive Officer of HTS and stock ownership in HTS. Additionally, Campbeltown is a “related party” because Carlos Jaime Nissenson, the beneficial owner of Campbeltown, is a consultant to the Company, a principal stockholder of the Company, and father of Company director and CFO Neev Nissenson. Carlos Jaime Nissenson was also a stockholder and director of HTS. Pursuant to the agreement, Shai Lustgarten received 561,324 shares of the Company’s common stock and Carlos Jaime Nissenson received 561,324 shares of the Company’s common stock.

On May 29, 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement (the “Amendment”), which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 277,116 and 277,116 shares of common stock, respectively. This Amendment reduced the amount of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.7 million from $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement. As a result of the Offering (see Note 9), $400 thousand of the notes outstanding were converted to common stock.

On September 30, 2019, and in accordance with the terms of the Convertible Promissory Note, Walefar and Campbeltown each exercised the right to convert $75 thousand in unpaid principal balance into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $4.72. Accordingly, the Company issued 15,890 shares to each of Walefar and Campbeltown.

As of March 31, 2020, the remaining principal amount of $75 thousand is owed to each Walefar and Campbeltown, respectively, ($150 thousand total) under the Convertible Promissory Note.

Note payable – RWCC

The company acquired the Note Payable – RWCC (“RWCC Note”) (f.k.a. Certus) with the acquisition of HTS. The RWCC Note was a non-interest-bearing note. The RWCC Note was historically discounted using an effective interest rate of 5.0%. The outstanding balance of $215 thousand is classified as short term and is due and payable in April 2020 with monthly payment of approximately $85,000 per month. The RWCC Note is classified as a related party note because the Chief Executive Officer of RWCC is the son of a significant shareholder of the Company and a sibling of a member of the Board of Directors.

Repayment of notes payable

The repayment of the notes payable, related parties at March 31, 2020 is as follows:

(In thousands)
2020	$685
2021	426
2022	426
2023	319
Thereafter	-
Total	$1,856

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2020, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2020, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2020, there were 15,000,000 Series C preferred share authorized and 4,828,530 Series C preferred shares outstanding. They have preferential rights above common shares and the Series B preferred shares and are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $0.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Series C preferred shares outstanding are convertible into common stock at the rate of 20 preferred shares for one common share.

COMMON STOCK

On February 27, 2020, the Company issued an aggregate of 64 thousand shares of common stock valued at $354 thousand as compensation for professional services to the Company.

As of March 31, 2020, the Company had, 4,024,837 common shares outstanding.

Warrants and Stock Options

Warrants - The following table summarizes information about warrants granted during the three-month periods ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,166,667	$6.42	275,000	$4.60

Warrants granted	25,000	11.60	-	-
Warrants expired	-	-	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	1,191,667	$6.53	275,000	$4.60

Exercisable warrants	1,191,667	$6.53	275,000	$4.60

Outstanding warrants as of March 31, 2020 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$2.20	1.34	75,000	$2.20	75,000	$2.20
$4.00	0.75	150,000	$4.00	150,000	$4.00
$5.60	0.24	10,000	$5.60	10,000	$5.60
$7.00	4.52	891,667	$7.00	891,667	$7.00
$8.00	1.91	10,000	$8.00	10,000	$8.00
$10.00	1.53	25,000	$10.00	25,000	$10.00
$12.00	0.53	15,000	$12.00	15,000	$12.00
$14.00	0.91	15,000	$14.00	15,000	$14.00

$2.20 to 14.00	3.63	1,191,667	$6.53	1,191,667	$6.53

Warrants outstanding at March 31, 2020 and 2019 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	March 31, 2020	March 31, 2019

June 26, 2020	$5.60	10,000	10,000
October 10, 2020	$12.00	15,000	15,000
December 30, 2020	$4.00	150,000	150,000
February 27, 2021	$14.00	15,000	-
August 2, 2021	$2.20	75,000	75,000
October 10, 2021	$10.00	25,000	25,000
February 27, 2022	$8.00	10,000	-
October 6, 2024	$7.00	891,667	-

		1,191,667	275,000

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

2018 Stock Option Plan

On March 8, 2018, the Company adopted a stock option plan (the “2018 Plan”) as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. On October 31, 2018, the Board amended the Plan to increase the amount of shares authorized for issuance thereunder from 500 thousand to 800 thousand shares of the Corporation’s common stock, par value $0.001 (the “Shares”). On January 23, 2019, the Company’s shareholders adopted and ratified the Plan.

As at March 31, 2020, the Company had issued options under the 2018 Plan allowing for the subscription of 709,250 shares of its common stock, with 90,750 shares remaining for issuance.

Stock Options - The following table summarizes information about stock options granted during the three months ended March 31, 2020 and 2019:

	March 31, 2020		March 31, 2019
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	1,133,550	$4.00	1,006,050	$4.80

Stock options granted	20,000	5.00	-	-
Stock options expired	30,250	3.98	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	-	-	-	-

Balance, end of period	1,123,300	$4.01	1,006,050	$4.80

Exercisable stock options	986,925	$3.88	792,050	$4.80

For the three months ended March 31, 2020, the Company granted 20,000 stock options.

Outstanding stock options as of March 31, 2020 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$1.50 to 1.80	1.88	114,050	$1.70	114,050	$1.70
$2.20	1.34	175,000	$2.20	175,000	$2.20
$5.00	3.28	147,500	$5.00	50,313	$5.00
$10.00	4.64	125,000	$10.00	125,000	$10.00
$2.40	2.93	335,000	$2.40	335,000	$2.40
$4.40	3.59	93,000	$4.40	69,750	$4.40
$5.40	3.67	133,750	$5.40	117,813	$5.40

$1.50 to 10.00	2.95	1,123,300	$4.01	986,926	$3.88

Stock options outstanding at March 31, 2020, and 2019 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	March 31, 2020	March 31, 2019
August 2, 2021	$2.20	175,000	175,000
February 17, 2022	$1.50	38,017	38,017
February 17, 2022	$1.80	76,033	76,033
March 5, 2023	$2.40	335,000	340,000
July 31, 2023	$5.00	127,500	-
October 31, 2023	$4.40	93,000	108,250
November 30, 2023	$5.40	133,750	143,750
November 20, 2024	$5.00	125,000	125,000
February 28, 2023	$5.00	20,000	-

		1,123,300	1,006,050

Stock compensation expense is $123 thousand for the three months ended March 31, 2020 and $323 thousand for the three months ended March 31, 2019. The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

NOTE 10 – SALARY AND EMPLOYEE BENEFITS

Salary and employee benefits for the three months ended March 31, 2020 and March 31, 2019 consists of the following:

(In thousands)	2020	2019
Stock compensation	123	323
Salaries (except R&D)	1,280	1,275
R&D salaries	340	208
Bonuses	40	25
Commissions	1,073	1,024
Total	2,856	2,855

NOTE 11 – LITIGATION

Our subsidiary, HTS (USA), Inc., was previously in litigation with Sagy Amit, a former employee, who claimed that he was owed wages and commissions. As of March 31, 2020, the case has been resolved.

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

The operating lease ROU assets and liabilities are recognized as of the lease commencement date at the present value of the lease payments over the lease term. Most of our leases do not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate which was between 13.16% and 15.06% for all operating leases. Our operating lease agreements may include options to extend the lease term or terminate it early. We have included options to extend in the operating lease ROU assets and liabilities when we are reasonably certain that we will exercise such options. The weighted average remaining lease terms and discount rates for our operating leases were approximately 2.64 years and 14.6% at March 31, 2020. We did not have finance leases at March 31, 2020. Operating lease expense is recognized as rent expense on a straight-line basis over the lease term. We evaluate ROU assets for impairment consistent with our property and equipment policy disclosure included in our 2019 Form 10-K.

As of March 31, 2020, operating lease ROU assets were $118 thousand and operating lease liabilities were $122 thousand, of which $73 thousand were classified as noncurrent.

Future minimum lease commitments at March 31, 2020 were as follows:

Year ending December 31,	Operating Leases
(In thousands)
2020 (excluding the three months ended March 31, 2020)	$53
2021	41
2022	38
2023 and thereafter	16
Total lease payments	148
Less imputed interest	(26)
Total	$122

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating activities - operating leases	$17
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

NOTE 14 – SUBSEQUENT EVENTS

PAYCHECCK PROTECTION PROGRAM

On April 30, 2020, the Company received an unsecured loan (the “PPP Loan”) in the amount of $888 thousand, under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average 2019 monthly payroll expenses.

The PPP Loan was made through Zions First National Bank (the “Lender”) and the Company entered into a U.S. Small Business Administration Paycheck Protection Program Note (“Note”) with the Lender evidencing the PPP Loan. The term of the PPP Loan is two years. Interest will accrue on the outstanding principal balance of the PPP Loan at a fixed rate of 1.0%, which shall be deferred for the first six months of the term of the PPP Loan. Monthly payments will be due and payable beginning in November 2020 and continue each month thereafter until maturity of the PPP Loan. The Company may prepay principal of the PPP Loan at any time in any amount without penalty. The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties or provisions of the PPP Loan.

The Company may apply to the Lender for forgiveness of the PPP Loan, and the amount which may be forgiven will be equal to the sum of the payroll and benefit costs and covered rent and utility payments incurred by the Company during the eight-week period beginning on April 30, 2020, as calculated in accordance with the terms of the CARES Act. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, but the Company intends to use the proceeds in accordance with the PPP Loan program.

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

A complete discussion of these uncertainties are contained in our Annual Financial Statements included in the Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

Introduction

We are a national mobility systems integrator with a focus on design, delivery, deployment and support of fully integrated mobile solutions. We take a consultative approach by offering end to end solutions that include hardware, software, communications and full lifecycle management services. The professionals simplify the integration process and deliver the solutions to our customers. Motorola, Intermec, Honeywell, Panasonic, AirWatch, Wavelink, SOTI and Zebra are major suppliers which we use in the solutions that we provide to our customers.

Our business strategy developed into leveraging management’s relationships in the business world for investments for the Company. We intend to continue with our acquisition of existing companies with revenues and positive cash flow.

On October 5, 2018, we entered into a purchase agreement with Walefar and Campbeltown (the “HTS Purchase Agreement”) (Walefar and Campbeltown are collectively referred to as the “Sellers”). Pursuant to the HTS Purchase Agreement, we purchased 100% of the capital stock of HTS Image Processing, Inc. (“HTS”) from the Sellers and consequently acquired HTS’s wholly owned subsidiaries HTS (USA), Inc. and HTS Image Ltd. (“HTS Ltd.”) (f/k/a Teamtronics Ltd.)

The following is a discussion of our financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with the our financial statements contained in this Form 10-Q.

OVERVIEW

On February 28, 2018, the Company finalized settlement agreements with related parties which have an effective date of December 30, 2017. As part of the settlement agreements, the Company authorized the issuance of 30,000 shares of common stock valued at $59 thousand, 1,685,000 shares of Preferred Stock valued at $0.80 per share and issued 150,000 stock warrants with an exercise price of $4.00. The total net amount of debt extinguished in these transactions was $15.4 million.

The Company’s sales from continuing operations for the three months ended March 31, 2020, were $13.8 million, a decrease of approximately $4.8 million, or 25.9% over the three months ended March 31, 2019.

The loss from continuing operations for the three months ended March 31, 2020 was $2.9 million, an increase of $2.2 million compared with the loss in the three months ended March 31, 2019 of $0.6 million. Basic loss per share from continuing operations for the three months ended March 31, 2020 was ($0.74) versus ($0.19) per share for the same time period in 2019.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company had a working capital deficit of $22.5 million and an accumulated deficit of $48.0 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions, the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

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

The circumstances which raise substantial doubt about the Company’s ability to continue as a going concern have been somewhat mitigated by the successful debt reduction settlements entered into 2018. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following tables set forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

(In thousands, except per share data)	Three months ended March 31		Variation
	2020	2019	$	%
Revenue	$13,799	$18,620	(4,821)	(25.9)
Cost of Goods sold	10,763	14,023	(3,260)	(23.2)
Gross Profit	3,036	4,597	(1,561)	(34.0)
Operating Expenses	5,072	4,502	570	12.7
Income (loss) from operations	(2,036)	95	(2,131)	(2,243.2)
Net loss from continuing operations	(2,873)	(635)	(2,238)	352.4
Net Loss per common Share	$(0.74)	$(0.19)	(0.55)	289.5

Revenues

For the three months ended March 31, 2020 and 2019, the Company generated net revenues in the amount of $13.8 million and $18.6 million, respectively. The 2020 decrease between the three-month periods was attributable strong fulfillment and deliveries by the Company’s subsidiary HTS Image Processing in first quarter 2019.

Cost of Goods Sold

For the three months ended March 31, 2020 and 2019, the Company recognized a total of $10.8 million and $14.0 million, respectively, of cost of goods sold. For the three months ended March 31, 2020 and 2019, cost of goods sold were 78.0% and 75.3% of net revenues, respectively. Variation from prior periods is difficult in an ever increasing competitive industry. Due to this, the Company is continually reevaluating its current product mix and supply channels to improve margins in 2020.

Operating expenses

Total operating expense for the three months ended March 31, 2020 and 2019 recognized was $5.1 million and $4.5 million, respectively, representing an 12.7% increase. The increase is primarily attributable to an increase in non-cash stock-based compensation awarded to professional service providers.

General and Administrative – General and administrative expenses for the three months ended March 31, 2020 and 2019 totaled $793 thousand and $689 thousand, respectively, representing a 15.1% increase. The increase in the first three months of 2020 is primarily attributed to non-cash stock-based compensation as well as general growth of operations.

Salary and benefits – Salary and employee benefits for the three months ended March 31, 2020 totaled $2.9 million, including $123 thousand from non-cash stock-based compensation, as compared to $2.9 million including $324 thousand from non-cash stock based compensation for the three months ended March 31, 2019. Excluding stock-based compensation, salaries increased by $200 thousand in the first three months of 2020 compared to the first three months of 2019, which increase is primarily attributed to an increase in R&D-related salaries.

Professional Fees – Professional fees for the three months ended March 31, 2020 were $875 thousand as compared to $415 thousand for the three months ended March 31, 2019, representing an increase of $460 thousand. The increase is attributable to non-cash stock-based compensation awarded to professional service providers.

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2020 totaled $795 thousand, as compared to $684 thousand for the three months ended March 31, 2019. The increase is attributable to interest incurred in connection with the Sixth Amendment to the Secured Promissory in addition to interest expense incurred in connection with vendor interest agreements.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $2.9 million for the three months ended March 31, 2020, compared to a net loss from continuing operations of $635 thousand for the three months ended March 31, 2019, an increase of $2.2 million. The increase in net loss between the three-month periods is mainly attributable to the lower sales amount in the first three months of 2020.

Liquidity and capital resources

As of March 31, 2020, the Company had cash in the amount of $3.3 million of which $541 thousand is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $22.5 million, compared to cash in the amount of $1.6 million, of which $533 thousand was restricted, and a working capital deficit of $20.2 million as of December 31, 2019. In addition, the Company had a stockholders’ deficit of $156 thousand at March 31, 2020 and stockholders’ equity of $1.8 million as of December 31, 2019.

The Company’s accumulated deficit was $48.0 million and $45.1 million at March 31, 2020 and December 31, 2019, respectively.

The Company’s operations resulted in net cash used of $1.5 million during the three months ended March 31, 2020, compared to net cash provided of $4.5 million during the three months ended March 31, 2019, a decrease of $3.0 million. The changes in the non-cash working capital accounts are primarily attributable the large increase in accounts receivable during the first three months of 2020.

Net cash provided by investing activities was $15 thousand for the three months ended March 31, 2020, compared to net cash used of $213 thousand for the three months ended March 31, 2019, an increase of $228 thousand, primarily attributable to a small increase in other assets during the first three months of 2020, as opposed to a modest decrease in other assets during the first three months of 2019.

The Company’s financing activities provided net cash of $3.2 million during the three months ended March 31, 2020, compared to net cash used of $4.4 million during the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company received cash from the line of credit with Action Capital of approximately $3.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of March 31, 2020, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During 2019, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended March 31, 2020), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our subsidiary, HTS (USA), Inc., was previously in a litigation with Sagy Amit, a former employee, who claimed that he was owed wages and commissions. As of March 31, 2020, the case has been resolved.

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

Our website is located at http://www.omniq.com. The Company’s website and the information to be contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

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

Date: May 14, 2020

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

EXHIBIT INDEX

4.1	Promissory Note dated April 29, 2020

10.1	Loan Agreement between the Company and Zions Bank dated April 29, 2020

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)