Form 10-Q
period 2020-06-30
OMNIQ Corp.
filed 2020-08-13
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to__________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,579,271 shares of common stock, $0.001 par value, as of August 12, 2020.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30, 2020	December 31, 2019
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,419	$1,615
Accounts receivable, net	11,804	6,694
Inventory	1,545	1,889
Prepaid expenses	1,028	362
Other current assets	8	65
Total current assets	17,804	10,625

Property and equipment, net of accumulated depreciation of $523 and $2,195, respectively	372	463
Goodwill	14,695	13,921
Trade name, net of accumulated amortization of $3,105 and $2,932, respectively	1,285	1,458
Customer relationships, net of accumulated amortization of $7,330 and $6,578, respectively	5,260	6,012
Other intangibles, net of accumulated amortization of $272 and $185, respectively	1,151	1,138
Cash, restricted	533	533
Right of use lease asset	104	131
Other assets	123	172
Total assets	$41,327	$34,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$26,217	$18,694
Line of credit	3,483	1,365
Accrued payroll and sales tax	1,915	1,556
Notes payable, related parties – current portion	540	1,025
Notes payable – current portion	6,744	6,497
Lease liability – current portion	43	54
Other current liabilities	1,312	1,599
Total current liabilities	40,254	30,790

Long term liabilities
Notes payable, related party, less current portion	875	1,172
Accrued interest and accrued liabilities, related party	50	76
Notes payable, less current portion	607	143
Lease liability	65	80
Other long term liabilities	201	384
Total liabilities	42,052	32,645

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 15,000,000 shares designated, 2,145,030 and 4,828,530 shares issued and outstanding, respectively	2	5
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,206,692 and 3,960,405 shares issued and outstanding, respectively.	4	4
Additional paid-in capital	49,322	46,861
Accumulated (deficit)	(50,040)	(45,063)
Accumulated other comprehensive loss	(13)	1
Total stockholders’ equity (deficit)	(725)	1,808
Total liabilities and stockholders’ equity (deficit)	$41,327	$34,453

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the six months
	ending June 30,		ending June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues
Total Revenues	$12,677	$14,126	$26,476	$32,746

Cost of goods sold
Cost of goods sold	10,099	10,499	20,862	24,522

Gross profit	2,578	3,627	5,614	8,244

Operating expenses
General and administrative	784	525	1,577	1,214
Salary and employee benefits	2,229	2,208	5,085	5,063
Depreciation and amortization	554	541	1,102	1,084
Professional fees	325	543	1,200	958
Total operating expenses	3,892	3,817	8,964	8,319

Loss from operations	(1,314)	(190)	(3,350)	(95)

Other income (expenses):
Interest expense	(418)	(467)	(1,213)	(1,151)
Other (expenses) income	(260)	127	(302)	81
Total other expenses	(678)	(340)	(1,515)	(1,070)

Net Loss Before Income Taxes	(1,992)	(530)	(4,865)	(1,165)

Provision for Income Taxes
Current	-	-	-	-
Total Provision for Income Taxes	-	-	-	-

Net Loss attributable to OMNIQ Corp.	$(1,992)	$(530)	$(4,865)	$(1,165)

Foreign currency translation adjustment	3	-	(14)	1

Comprehensive loss	(1,989)	(530)	(4,879)	(1,164)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(1,992)	(530)	(4,865)	(1,165)

Less: Preferred stock – Series C dividend	(54)	(47)	(126)	(94)

Net loss attributable to the common stockholders	$(2,046)	$(577)	$(4,991)	$(1,259)

Net (loss) per share - basic	$(0.49)	$(0.14)	$(1.21)	$(0.33)

Weighted average number of common shares outstanding - basic	4,141,061	4,127,370	4,135,420	3,854,654

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2018	4,829	$5	3,597	$4	$42,264	$(230)	$(39,752)	$1	$2,292
Dividend on Class C Shares	-	-	-	-		-	(47)	-	(47)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options and warrants	-	-	-	-	323	-	-	-	323
Stock redemption			(25)	-	(230)	230			-
Accumulated other Comprehensive Loss	-	-	-	-	-	-		-	-
Net (loss)	-	-	-	-	-	-	(633)	-	(633)
Balance, March 31, 2019	4,829	$5	3,572	$4	$42,358	$-	$(40,432)	$1	$1,936

Dividend on Class C Shares	-	-	-	-		-	(48)	-	(48)
ESPP Stock Issuance	-	-	1	-	-	-	-	-	-
Stock-based compensation – options and warrants	-	-	-	-	100	-	-	-	100
Stock and warrant issuances, net of issuance costs			832	1	4,058	-			4,059
Purchase price adjustment – shares to be received	-	-	(555)	(1)	1	-	-	-	-
Net (loss) income	-	-	-	-	-	-	(530)	-	(530)
Balance, June 30, 2019	4,829	$5	3,850	$4	$46,517	$-	$(41,010)	$1	$5,517

Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$-	$(45,063)	$1	$1,808
Dividend on Class C Shares	-	-	-	-		-	(72)	-	(72)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(17)	(17)
Stock-based compensation – options and warrants	-	-	-	-	190	-	-	-	190
Subscribed common stock			-		440	-	-	-	440
Professional fees – restricted shares	-	-	65	-	354	-	-	-	354
Other misc. items	-	-	-	-	-	-	14	-	14
Net (loss)	-	-	-	-	-	-	(2,873)	-	(2,873)
Balance, March 31, 2020	4,829	$5	4,025	$4	$47,845	$-	$(47,994)	$(16)	$(156)

Dividend on Class C Shares	-	-	-	-		-	(54)	-	(54)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	3	3
Stock-based compensation – options	-	-	-	-	105	-	-	-	105
Subscribed common stock			80	-	-	-	-	-	-
Professional fees (including prepaid) – stock based	-	-	67	-	547	-	-	-	547
Cashless exercise of stock options	-	-	34	-	-	-	-	-	-
Conversion agreements – preferred shares	(2,684)	(3)	-	-	3	-	-	-	-
Conversion agreements - debt	-	-	-	-	822	-	-	-	822
Net (loss)	-	-	-	-	-	-	(1,992)	-	(1,992)
Balance, June 30, 2020	2,145	$2	4,206	$4	$49,322	$-	$(50,040)	$(13)	$(725)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months ended June 30
(In thousands)	2020	2019
Cash flows from continuing operating activities:
Net loss	$(4,865)	$(1,165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	753	423
Amortization of ROU lease asset	27	-
Depreciation and amortization	1,102	1,084
Changes in operating assets and liabilities:
Accounts receivable	(5,096)	1,295
Prepaid expenses	(228)	(196)
Inventory	344	562
Accounts payable and accrued liabilities	7,410	3,714
Accrued interest and accrued liabilities, related party	(26)	-
Accrued payroll and sales taxes payable	359	(424)
Other assets	59	(118)
Lease liability	(26)	-
Other liabilities	(362)	7
Net cash (used in) provided by operating activities	(549)	5,182

Cash flows from investing activities:
Other assets	49	(352)
Purchase of property and equipment	(1)	(23)
Net cash provided by (used in) investing activities	48	(375)

Cash flows from financing activities:
Proceeds from ESPP stock issuance	-	1
Net proceeds from common stock and warrant issuances	-	3,937
Proceeds from / (payments on) line of credit	2,118	(3,658)
Proceeds from notes/loans payable	888	-
Payment on notes/loans payable	(701)	(2,760)
Net cash provided by (used in) financing activities	2,305	(2,480)

Net increase in cash	1,804	2,327
Cash, beginning of period	1,615	378
Cash, end of period	$3,419	$2,705

Cash paid for interest	$1,065	$1,101
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$525	$-
Intangible assets acquired in non-cash exchange	885	-
Conversion of notes payable	-	400
Stock options issued	$228	$423

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The interim consolidated financial statements of OMNIQ Corp. include the combined accounts of Quest Marketing, Inc., an Oregon Corporation, Quest Exchange Ltd., a Canadian based holding company, HTS Image Processing, Inc. (“HTS”), a Delaware corporation, OMNIQ Vision, Inc. (f/k/a HTS (USA), Inc.), a Delaware corporation and HTS Image Ltd. (“HTS Ltd.”) (f/k/a Teamtronics Ltd.), an Israeli corporation.

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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

REVERSE STOCK SPLIT

Effective November 20, 2019, the Company implemented a one-for-20 reverse stock split of the Company’s common stock (the “Reverse Split”). The par value of common stock and the number of authorized shares were not adjusted as a result of the Reverse Split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. As a result of the Reverse Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all preferred stock, stock options and warrants issued by the Company and outstanding immediately prior to the Reverse Split, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such preferred stock, stock options, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares authorized for future grant under the Company’s equity incentive/compensation plans immediately prior to the Reverse Split was reduced proportionately.

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the six months ended June 30, 2020 and June 30, 2019 was $1.0 million and $1.0 million, respectively.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the six months ended June 30, 2020 and 2019 were 4,135,420 and 3,854,564, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have anti-dilutive impact due to losses reported.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported, as of June 30:

(In thousands)	2020	2019
Options to purchase common stock	948	881
Convertible preferred stock	107	241
Warrants to purchase common stock	225	1,127
Potential shares excluded from diluted net loss per share	1,280	2,249

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2020, the Company had a working capital deficit of $22.5 million and an accumulated deficit of $50.0 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions, the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

For the six months ended June 30, 2020 and June 30, 2019, one customer accounted for 44.4% and 21.4% of the Company’s revenues, respectively. At June 30, 2020 and December 31, 2019, one customer accounted for 56.0% and 13.5% of the Company’s accounts receivable balance, respectively.

NOTE 4 – BUSINESS ACQUISITION

Eyepax acquisition

On February 28, 2020 (Closing Date), the Company entered into an Asset Purchase Agreement, with Eyepax IT Consulting, LLC (Seller); whereby, the Company acquired Seller’s accounts receivable and the license, ownership rights and source code of the parking Enforcement and Revenue Control System. The Company also assumed the Seller’s accounts payable liabilities. The aggregate purchase price paid is as follows:

1.	$100,000 shall be paid on the Closing Date, less $5,000 previously paid as an advance payment, accordingly the remaining balance to be paid on Closing Date is $95,000.

2.	$25,000 per month for three months shall be paid on or before the last business day of the month beginning with the first month after the Closing Date, and a fourth payment of $20,000 until a total of $95,000 has been made.

3.	Beginning on the first month after Closing Date, $5,000 per month shall be paid in ten (10) monthly installments.

4.	80,000 shares of the Company’s common stock in the name of the Seller, will be issued during 45 days from Closing Date at $5.00 per common share.

5.	Stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The option shares will vest in equal quarterly periods, expiring on February 28th, 2023.

The purchase price was measured at fair value on the Closing Date as follows:

(In thousands)
Cash payments to Seller	245
Subscribed common stock	440
Stock purchase options	91
Total	776

The assets acquired and liabilities assumed have been recognized at the Closing date and were measured at fair value as follows:

(In thousands)
Accounts receivable	13
Software (intangible)	100
Liabilities assumed	(113)
Net assets acquired at fair value	1
Total purchase price	775
Goodwill recognized	774

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

NOTE 5 – OTHER LIABILITIES

At June 30, 2020 and December 31, 2019, other liabilities consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Other vendor payable	$801	$801
Dividend payable	187	344
Bonus payable	30	385
Others	495	453
Total other liabilities	1,513	1,983
Less Current Portion	(1,312)	(1,599)
Total long term other liabilities	$201	$384

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5.0 million. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at June 30, 2020 and December 31, 2019, was $3.5 million and $1.4 million respectively, which includes accrued interest.

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

NOTE 7 – NOTES PAYABLE

Notes payable at June 30, 2020 and December 31, 2019, consists of the following:

(In thousands)	June 30, 2020	December 31, 2019
Supplier Note Payable	$6,443	$6,490
PPP loan	888	-
All Other	20	150
Total	7,351	6,640
Less current portion	(6,744)	(6,497)
Long Term Notes Payable	$607	$143

Future maturities of notes payable as of June 30, 2020 are as follows;

2020	$6,546
2021	606
2022	199
2023	-
2024	-
Total	$7,351

Payroll Protection Program (PPP) Loan

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

The Company may apply to the Lender for forgiveness of the PPP Loan, and the amount which may be forgiven will be equal to the sum of the payroll and benefit costs and covered rent and utility payments incurred by the Company during the twenty four-week period beginning on April 30, 2020, as calculated in accordance with the terms of the CARES Act. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, but the Company has used and intends to use the proceeds in accordance with the PPP Loan program.

Other note payable

In connection with the acquisition of Bar Code Specialties, Inc. (“BCS”), a California corporation, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $5 thousand beginning October 31, 2014 and ended October 2018. The loan bears interest at 8.0% and is unsecured and subordinated to the Company’s bank debt. On June 5, 2020, the Company reached an agreement with the noteholder to convert an aggregate of $261 thousand in principal, unpaid interest, and penalties into an aggregate of 37,270 shares of Common Stock at a conversion price of $7.00 per share, which was based on the closing price on June 3, 2020. The balance on this loan at June 30, 2020 and December 31, 2019 was $0 and $138 thousand, respectively, all of which was classified as long-term.

Supplier Note Payable

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

●	On September 7, 2018, the Company entered into a Sixth Amendment to the Secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the Secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 8 –NOTES PAYABLE, RELATED PARTIES

Notes and loans payable, related parties consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019

Note payable – debt restructure Marin	$780	$900
Note payable – debt restructure Thomet	485	563
Note payable – debt restructure Zicman	-	135
Convertible note payable – shareholders	150	150
Note payable – RWCC	-	449
Total notes payable, related parties	1,415	2,197
Less current portion	540	1,025
Long-term portion	$875	$1,172

Note payable – debt restructure Marin

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc. is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. As a result, the balance on this loan and related accrued interest at December 31, 2018 were all classified as long term, being due in 2023. As of June 30, 2020, the balance of this loan was $780 thousand.

Note payable – debt restructure Thomet

On February 28, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 25,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017. As of June 30, 2020, the balance of this loan was $485 thousand and is due in 2023.

Note payable – debt restructure Zicman

On February 28, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 5,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017. As of June 30, 2020, the balance of this loan was $0.

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

As of June 30, 2020, the remaining principal amount of $75 thousand is owed to each Walefar and Campbeltown, respectively, ($150 thousand total) under the Convertible Promissory Note.

Note payable – RWCC

The Company acquired the Note Payable – RWCC (“RWCC Note”) (f.k.a. Certus) with the acquisition of HTS. The RWCC Note was a non-interest-bearing note. The RWCC Note was historically discounted using an effective interest rate of 5.0%. As of June 30, 2020, this note was fully paid. The RWCC Note is classified as a related party note because the Chief Executive Officer of RWCC is the son of a significant shareholder of the Company and a sibling of a member of the Board of Directors.

Repayment of notes payable

The repayment of the notes payable, related parties at June 30, 2020 is as follows:

(In thousands)
2020	$345
2021	390
2022	390
2023	290
Thereafter	-
Total	$1,415

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of June 30, 2020, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of June 30, 2020, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of June 30, 2020, there were 15,000,000 Series C preferred share authorized and 2,145,030 Series C preferred shares outstanding. They have preferential rights above common shares and the Series B preferred shares and are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $0.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Series C preferred shares outstanding are convertible into common stock at the rate of 20 preferred shares for one common share.

Effective June 5, 2020, certain holders of an aggregate of 2,683,500 shares of Series C Preferred Stock individually converted their shares of Series C Preferred Stock into an aggregate of 134,175 shares of common stock at a ratio of 20 shares of Preferred Stock for each share of Common Stock. In addition, the holders of such shares converted all accrued but unpaid dividends, penalties, and interest in the aggregate amount of $393,331 into an aggregate of 56,190 shares of Common Stock at a conversion price of $7.00 per share which was based on the closing price on June 3, 2020. The shares of Common Stock pertaining to these transactions were issued in July, 2020.

COMMON STOCK

During the first six months of 2020, the Company issued an aggregate of 141 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program valued at under $1 thousand.

On April 20, 2020, the Company issued 2,336 shares to Sichenzia Ross Ference LLP as payment for legal services rendered to the Company. The shares were valued at $10 thousand.

On April 20, 2020, the Company issued 15,000 shares to Balencic Creative Group as part of a consulting agreement. The shares were valued at $63 thousand.

On April 23, 2020, the Company issued 80,000 shares to Eyepax Consulting, LLC valued at $440 thousand as part of an asset purchase agreement dated February 27, 2020.

On May 8, 2020, an employee of the company received 27,777 shares as part of a transaction involving the cashless exercise of previously issued stock options.

On May 19, 2020, the Company issued 50,000 shares to Three Rivers Consulting as part of a consulting agreement. The shares were valued at $270 thousand.

On May 11, 2020, a certain advisor received 6,666 shares as part of a transaction involving the cashless exercise of previously issued stock options.

As of June 30, 2020, the Company had 4,206,692 common shares outstanding.

Warrants

The following table summarizes information about warrants granted during the six-month periods ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,166,667	$6.42	275,000	$4.60

Warrants granted	75,000	10.53	891,667	7.00
Warrants expired	(10,000)	5.60	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	-	-	-	-

Balance, end of period	1,231,667	$6.68	1,166,667	$6.42

Exercisable warrants	1,231,667	$6.68	1,166,667	$6.42

For the six months ended June 30, 2020, the Company granted 75,000 warrants in connection with a consulting agreement.

Outstanding warrants as of June 30, 2020 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$2.20	1.09	75,000	$2.20	75,000	$2.20
$4.00	0.50	150,000	$4.00	150,000	$4.00
$7.00	4.27	891,667	$7.00	891,667	$7.00
$8.00	1.66	10,000	$8.00	10,000	$8.00
$10.00	2.35	75,000	$10.00	75,000	$10.00
$12.00	0.28	15,000	$12.00	15,000	$12.00
$14.00	0.66	15,000	$14.00	15,000	$14.00

$2.20 to 14.00	3.39	1,231,667	$6.68	1,231,667	$6.68

Warrants outstanding at June 30, 2020 and 2019 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	June 30, 2020	June 30, 2019

June 26, 2020	$5.60	-	10,000
October 10, 2020	$12.00	15,000	15,000
December 30, 2020	$4.00	150,000	150,000
February 27, 2021	$14.00	15,000	-
August 2, 2021	$2.20	75,000	75,000
October 10, 2021	$10.00	25,000	25,000
February 27, 2022	$8.00	10,000	-
May 18, 2023	$10.00	50,000	-
October 6, 2024	$7.00	891,667	-

		1,231,667	275,000

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

2018 Stock Option Plan

On March 8, 2018, the Company adopted a stock option plan (the “2018 Plan”) as an incentive, to retain in the employ of and as directors, officers, consultants, advisors and employees to the Company. On October 31, 2018, the Board amended the Plan to increase the amount of shares authorized for issuance thereunder from 500,000 to 800,000 shares of the Corporation’s common stock, par value $0.001 (the “Shares”). On January 23, 2019, the Company’s shareholders adopted and ratified the Plan.

As at June 30, 2020, the Company had issued options under the 2018 Plan allowing for the subscription of 740,500 shares of its common stock, with 59,500 shares remaining for issuance.

Stock Options

The following table summarizes information about stock options granted during the six months ended June 30, 2020 and 2019:

	June 30, 2020		June 30, 2019
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	1,133,550	$4.00	1,006,050	$3.80

Stock options granted	30,000	4.73	-	-
Stock options expired	(30,250)	3.98	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	(60,000)	2.40	-	-

Balance, end of period	1,073,300	$4.10	1,006,050	$3.80

Exercisable stock options	947,863	$3.99	837,488	$3.80

For the six months ended June 30, 2020, the Company granted 30,000 stock options. These options were granted as part of the asset acquisition described in Note 4, and to a member of the board of advisors.

Outstanding stock options as of June 30, 2020 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$1.50 to 1.80	1.64	114,050	$1.70	114,050	$1.70
$2.20	1.09	175,000	$2.20	175,000	$2.20
$10.00	4.39	125,000	$10.00	125,000	$10.00
$2.40	2.68	275,000	$2.40	275,000	$2.40
$4.20	4.81	10,000	$4.20	2,500	$4.20
$4.40	3.34	93,000	$4.40	69,750	$4.40
$5.00	3.03	147,500	$5.00	68,750	$5.00
$5.40	3.67	133,750	$5.40	117,813	$5.40

$1.50 to 10.00	2.73	1,073,300	$4.10	947,863	$3.99

Stock options outstanding at June 30, 2020, and 2019 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	June 30, 2020	June 30, 2019
August 2, 2021	$2.20	175,000	175,000
February 17, 2022	$1.50	38,017	38,017
February 17, 2022	$1.80	76,033	76,033
February 28, 2023	$5.00	20,000	-
March 5, 2023	$2.40	275,000	340,000
July 31, 2023	$5.00	127,500	-
October 31, 2023	$4.40	93,000	108,250
November 30, 2023	$5.40	133,750	143,750
November 20, 2024	$10.00	125,000	125,000
April 20, 2025	$4.20	10,000	-

		1,073,300	1,006,050

These options and warrants were valued at the grant date using the Black-Scholes valuation methodology. The Company determines the assumptions used in the valuation of warrants and option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options and warrants granted throughout the year. The valuation assumptions used to determine the fair value of each option/warrant award on the date of grant were: expected stock price volatility 153.9% - 155.6%; expected term in years 1.0-5.0; and risk-free interest rate 0.22%-1.16%. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Employee and nonemployee stock compensation expense is $753 thousand for the six months ended June 30, 2020 and $423 thousand for the six months ended June 30, 2019.

NOTE 10 – SALARY AND EMPLOYEE BENEFITS

Salary and employee benefits for the six months ended June 30, 2020 and June 30, 2019 consists of the following:

(In thousands)	2020	2019
Employee stock compensation	228	423
Salaries (except R&D)	2,467	2,373
R&D salaries	679	423
Bonuses	72	-
Commissions	1,639	1,844
Total	5,085	5,063

NOTE 11 – LITIGATION

Our subsidiary, OMNIQ Vision, Inc. (f/k/a HTS (USA), Inc.), was previously in litigation with a former employee who claimed that he was owed wages and commissions. As of March 31, 2020, the case had been resolved. While the terms of the resolution are confidential, management has determined that the amounts involved in resolving the case are immaterial to the financial statements taken as a whole.

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

NOTE 13 – SUBSEQUENT EVENTS

On July 17, 2020, the company issued 70,000 shares of Common Stock to IRTH Communications, LLC as part of a consulting agreement. The shares were valued at $392 thousand.

On July 17, 2020, the company issued 50,000 shares of Common Stock to StockLoan Solutions as part of a consulting agreement. The shares were valued at $280 thousand.

On July 17, 2020, the company issued warrants to purchase 250,000 shares of Common Stock to ThinkEquity as part of a service agreement. The warrants were valued at approximately $1.3 million.

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

3

The following is a discussion of our financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with our financial statements contained in this Form 10-Q.

OVERVIEW

The Company’s sales from continuing operations for the six months ended June 30, 2020 were $26.5 million, a decrease of approximately $6.3 million, or 19.1%, over the six months ended June 30, 2019.

The loss from continuing operations for the six months ended June 30, 2020 was $4.9 million, an increase of $3.7 million compared with the loss in the six months ended June 30, 2019 of $1.2 million. Basic loss per share from continuing operations for the six months ended June 30, 2020 was ($1.21) versus ($0.33) per share for the same time period in 2019.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2020, the Company had a working capital deficit of $22.5 million and an accumulated deficit of $50.0 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions, the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

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

(In thousands, except per share data)	Six months ended June 30		Variation
	2020	2019	$	%
Revenue	$26,476	$32,746	(6,270)	(19.1)
Cost of Goods sold	20,862	24,522	(3,660)	(14.9)
Gross Profit	5,614	8,224	(2,610)	(31.7)
Operating Expenses	8,964	8,319	645	7.8
Income (loss) from operations	(3,350)	(95)	(3,255)	3,426.3
Net loss from continuing operations	(4,865)	(1,165)	(3,700)	317.6
Net Loss per common Share	$(1.21)	$(0.33)	(0.88)	266.7

(In thousands, except per share data)	Three months ended June 30		Variation
	2020	2019	$	%
Revenue	$12,677	$14,126	(1,449)	(10.3)
Cost of Goods sold	10,099	10,499	(400)	(3.8)
Gross Profit	2,578	3,627	(1,049)	(28.9)
Operating Expenses	3,892	3,817	75	2.0
Income (loss) from operations	(1,314)	(190)	(1,124)	591.6
Net loss from continuing operations	(1,992)	(530)	(1,462)	275.8
Net Loss per common Share	$(0.49)	$(0.14)	(0.35)	250.0

Revenues

For the six months ended June 30, 2020 and 2019, the Company generated net revenues in the amount of $26.5 million and $32.7 million, respectively. For the three months ended June 30, 2020 and 2019, the Company generated net revenues in the amount of $12.7 million and $14.1 million, respectively. The 2020 decrease was attributable to stronger fulfillment and deliveries by the Company in the first six months of 2019.

Cost of Goods Sold

For the six months ended June 30, 2020 and 2019, the Company recognized a total of $20.9 million and $24.5 million, respectively, of cost of goods sold. For the six months ended June 30, 2020 and 2019, cost of goods sold were 78.8% and 74.9% of net revenues, respectively. For the three months ended June 30, 2020 and 2019, the Company recognized a total of $10.1 million and $10.5 million, respectively, of cost of goods sold. For the three months ended June 30, 2020 and 2019, cost of goods sold were 79.7% and 74.3% of net revenues, respectively. Variation from prior years is difficult in an ever increasing competitive industry. Due to this, the Company is continually reevaluating its current product mix and supply channels to improve margins in 2020.

Operating expenses

Total operating expense for the six months ended June 30, 2020 and 2019 recognized was $9.0 million and $8.3 million, respectively, representing a 7.8% increase. Total operating expense for the three months ended June 30, 2020 and 2019 recognized was $3.9 million and $3.8 million, respectively, representing a 2.0% increase. The increases are primarily attributable to an increase in non-cash stock-based compensation awarded to professional service providers as well as increased general and administrative expenses.

General and Administrative – General and administrative expenses for the six months ended June 30, 2020 and 2019 totaled $1.6 million and $1.2 million, respectively, representing a 29.9% increase. General and administrative expenses for the three months ended June 30, 2019 and 2018 totaled $784 thousand and $525 thousand, respectively, representing a 49.3% increase. The increases are primarily attributed to increased R&D spending as well as general costs associated with expanding our range of solutions offered to customers.

Salary and benefits – Salary and employee benefits for the six months ended June 30, 2020 totaled $5.1 million, including $228 thousand from non-cash stock-based compensation, as compared to $5.1 million including $423 thousand from non-cash stock based compensation for the six months ended June 30, 2019. Excluding stock-based compensation, salaries increased by $217 thousand in the first six months of 2020 compared to the first six months of 2019, which increase is primarily attributed increased R&D salary and employee benefits. Salary and employee benefits for the three months ended June 30, 2020 totaled $2.2 million, including $105 thousand from non-cash stock-based compensation, as compared to $2.2 million including $100 thousand from non-cash stock based compensation for the three months ended June 30, 2019. Excluding stock-based compensation, salaries increased by $16 thousand in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Professional Fees – Professional fees for the six months ended June 30, 2020 were $1.2 million as compared to $958 thousand for the six months ended June 30, 2019. Professional fees for the three months ended June 30, 2020 were $325 thousand as compared to $543 thousand for the three months ended June 30, 2019. The increase and decrease are primarily attributable to non-cash stock-based compensation awarded to professional service providers.

Other income and expenses

Interest Expense - Interest expense for the six months ended June 30, 2020 totaled $1.2 million, as compared to $1.2 million for the six months ended June 30, 2019. Interest expense for the three months ended June 30, 2020 totaled $418 thousand, as compared to $467 thousand for the three months ended June 30, 2019. The decrease is primarily attributable to a reduction in interest charged in connection with vendor interest agreements.

Net loss from operations

The Company realized a net loss from continuing operations of $4.9 million for the six months ended June 30, 2020, compared to a net loss of $1.2 million for the six months ended June 30, 2019, an increase of $3.7 million. The Company realized a net loss from continuing operations of $2.0 million for the three months ended June 30, 2020, compared to a net loss of $530 thousand for the three months ended June 30, 2019, an increase of $1.5 million. The increase in net loss is mainly attributable to the Company’s lower sales and corresponding margin in 2020 compared with the same periods in 2019, as discussed above, as well as the increase in operating expenses, as discussed above.

Liquidity and capital resources

As of June 30, 2020, the Company had cash in the amount of $4.0 million of which $533 thousand is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $22.5 million, compared to cash in the amount of $2.1 million, of which $533 thousand was restricted, and a working capital deficit of $20.2 million as of December 31, 2019. In addition, the Company had a stockholders’ deficit of $725 thousand at June 30, 2020 and stockholders’ equity of $1.8 million as of December 31, 2019.

The Company’s accumulated deficit was $50.0 million and $45.1 million at June 30, 2020 and December 31, 2019, respectively.

The Company’s operations resulted in net cash used of $549 thousand during the six months ended June 30, 2020, compared to net cash provided of $5.2 million during the six months ended June 30, 2019, a decrease of $5.7 million. The changes in the non-cash working capital accounts are primarily attributable the large increases in accounts receivable and accounts payable during the first six months of 2020.

Net cash provided by investing activities was $48 thousand for the six months ended June 30, 2020, compared to net cash used of $375 thousand for the six months ended June 30, 2019, an increase of $423 thousand, primarily attributable to a small increase in other assets during the first six months of 2020, as opposed to a modest decrease in other assets during the first six months of 2019.

The Company’s financing activities provided net cash of $2.3 million during the six months ended June 30, 2020, compared to net cash used of $2.5 million during the six months ended June 30, 2019. For the six months ended June 30, 2020, the Company received cash from the line of credit with Action Capital of approximately $2.1 million and also from the PPP Loan of $888 thousand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of June 30, 2020, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended June 30, 2020), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2020

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

