Form 10-Q
period 2020-09-30
OMNIQ Corp.
filed 2020-11-12
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,684,694 shares of common stock, $0.001 par value, as of November 9, 2020.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	September 30, 2020	December 31, 2019
(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$5,066	$1,615
Accounts receivable, net	9,901	6,694
Inventory	1,671	1,889
Prepaid expenses	782	362
Other current assets	9	65
Total current assets	17,429	10,625

Property and equipment, net of accumulated depreciation of $555 and $2,195, respectively	332	463
Goodwill	14,695	13,921
Trade name, net of accumulated amortization of $1,156 and $2,932, respectively	1,156	1,458
Customer relationships, net of accumulated amortization of $4,885 and $6,578, respectively	4,885	6,012
Other intangibles, net of accumulated amortization of $1,104 and $185, respectively	1,104	1,138
Cash, restricted	533	533
Right of use lease asset	91	131
Other assets	106	172
Total assets	$40,331	$34,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$28,480	$18,694
Line of credit	3,235	1,365
Accrued payroll and sales tax	1,542	1,556
Notes payable, related parties – current portion	480	1,025
Notes payable – current portion	6,997	6,497
Lease liability – current portion	38	54
Other current liabilities	1,267	1,599
Total current liabilities	42,039	30,790

Long term liabilities
Notes payable, related party, less current portion	774	1,172
Accrued interest and accrued liabilities, related party	50	76
Notes payable, less current portion	352	143
Lease liability	57	80
Other long term liabilities	220	384
Total liabilities	43,492	32,645

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 5,000,000 shares designated, 2,145,030 and 4,828,530 shares issued and outstanding, respectively	2	5
Common stock; $0.001 par value; 15,000,000 shares authorized; 4,634,637 and 3,960,405 shares issued and outstanding, respectively.	5	4
Additional paid-in capital	50,710	46,861
Accumulated (deficit)	(53,849)	(45,063)
Accumulated other comprehensive loss	(29)	1
Total stockholders’ equity (deficit)	(3,161)	1,808
Total liabilities and stockholders’ equity (deficit)	$40,331	$34,453

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues
Total Revenues	$15,833	$13,097	$42,309	$45,843

Cost of goods sold
Cost of goods sold	13,024	9,601	33,886	34,123

Gross profit	2,809	3,496	8,423	11,720

Operating expenses
General and administrative	837	727	2,414	1,941
Salary and employee benefits	2,581	2,700	7,666	7,763
Depreciation and amortization	594	536	1,696	1,620
Professional fees	1,818	268	3,018	1,226
Total operating expenses	5,830	4,231	14,794	12,550

Loss from operations	(3,021)	(735)	(6,371)	(830)

Other income (expenses):
Interest expense	(744)	(618)	(1,957)	(1,769)
Other (expenses)	(16)	(90)	(318)	(9)
Total other expenses	(760)	(708)	(2,275)	(1,778)

Net Loss Before Income Taxes	(3781)	(1,443)	(8,646)	(2,608)

Provision for Income Taxes
Current	-	-	-	-
Total Provision for Income Taxes	-	-	-	-

Net Loss attributable to OMNIQ Corp.	$(3,781)	$(1,443)	$(8,646)	$(2,608)

Foreign currency translation adjustment	(16)	12	(30)	12

Comprehensive loss	(3,797)	(1,431)	(8,676)	(2,596)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(3,781)	(1,443)	(8,646)	(2,608)

Less: Preferred stock – Series C dividend	(32)	(48)	(158)	(141)

Net loss attributable to the common stockholders	$(3,813)	$(1,491)	$(8,804)	$(2,749)

Net (loss) per share - basic	$(0.83)	$(0.38)	$(2.03)	$(0.64)

Weighted average number of common shares outstanding - basic	4,588,944	3,879,159	4,339,634	3,865,647

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2018	4,829	$5	3,597	$4	$42,264	$(230)	$(39,752)	$1	$2,292
Dividend on Class C Shares	-	-	-	-		-	(47)	-	(47)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options and warrants	-	-	-	-	323	-	-	-	323
Stock redemption			(25)	-	(230)	230			-
Accumulated other Comprehensive Loss	-	-	-	-	-	-		-	-
Net (loss)	-	-	-	-	-	-	(633)	-	(633)
Balance, March 31, 2019	4,829	$5	3,572	$4	$42,358	$-	$(40,432)	$1	$1,936

Dividend on Class C Shares	-	-	-	-		-	(48)	-	(48)
ESPP Stock Issuance	-	-	1	-	-	-	-	-	-
Stock-based compensation – options and warrants	-	-	-	-	100	-	-	-	100
Stock and warrant issuances, net of issuance costs			832	1	4,058	-			4,059
Purchase price adjustment – shares to be received	-	-	(555)	(1)	1	-	-	-	-
Net (loss) income	-	-	-	-	-	-	(530)	-	(530)
Balance, June 30, 2019	4,829	$5	3,850	$4	$46,517	$-	$(41,010)	$1	$5,517

Dividend on Class C Shares	-	-	-	-		-	276	-	276
ESPP Stock Issuance	-	-	-	-	-	-	-	-	-
Stock-based compensation – options, warrants, issuances	-	-	78	-	670	-	-	-	670
Foreign currency translation	-	-	-	-	-	-	-	12	12
Conversion of debt	-	-	32	-	150	-	-	-	150
Net (loss)	-	-	-	-	-	-	(1,443)	-	(1,443)
Balance, September 30, 2019	4,829	$5	3,960	$4	$47,337	$-	$(42,177)	$13	$5,182

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$-	$(45,063)	$1	$1,808
Dividend on Class C Shares	-	-	-	-		-	(72)	-	(72)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(17)	(17)
Stock-based compensation – options and warrants	-	-	-	-	190	-	-	-	190
Subscribed common stock			-		440	-	-	-	440
Professional fees – restricted shares	-	-	65	-	354	-	-	-	354
Other misc. items	-	-	-	-	-	-	14	-	14
Net (loss)	-	-	-	-	-	-	(2,873)	-	(2,873)
Balance, March 31, 2020	4,829	$5	4,025	$4	$47,845	$-	$(47,994)	$(16)	$(156)

Dividend on Class C Shares	-	-	-	-		-	(54)	-	(54)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	3	3
Stock-based compensation – options	-	-	-	-	105	-	-	-	105
Subscribed common stock			80	-	-	-	-	-	-
Professional fees (including prepaid) – stock based	-	-	67	-	547	-	-	-	547
Cashless exercise of stock options	-	-	34	-	-	-	-	-	-
Conversion agreements – preferred shares	(2,684)	(3)	-	-	3	-	-	-	-
Conversion agreements - debt	-	-	-	-	822	-	-	-	822
Net (loss)	-	-	-	-	-	-	(1,992)	-	(1,992)
Balance, June 30, 2020	2,145	$2	4,206	$4	$49,322	$-	$(50,040)	$(13)	$(725)

Dividend on Class C Shares	-	-	-	-		-	(32)	-	(32)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(16)	(16)
Employee stock-based compensation (options)	-	-	-	-	76	-	-	-	76
Options/warrants exercised	-	-	57	-	-	-	-	-	-
Nonemployee stock-based compensation (warrants, grants)	-	-	120	1	1,312	-	-	-	1,313
Conversion agreements	-	-	252	-	-	-	-	-	-
Other misc. items	-	-	-	-	-	-	4	-	4
Net (loss)	-	-	-	-	-	-	(3,781)	-	(3,781)
Balance, September 30, 2020	2,145	$2	4,635	$5	$50,710	$-	$(53,849)	$(29)	$(3,161)

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months ended September 30
(In thousands)	2020	2019
Cash flows from continuing operating activities:
Net loss	$(8,646)	$(2,608)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	2,275	1,093
Amortization of ROU lease asset	40	-
Depreciation and amortization	1,696	1,620
Changes in operating assets and liabilities:
Accounts receivable	(3,193)	1,420
Prepaid expenses	(116)	(154)
Inventory	218	(234)
Accounts payable and accrued liabilities	9,673	4,412
Accrued interest and accrued liabilities, related party	(26)	(6)
Accrued payroll and sales taxes payable	(14)	(295)
Other assets	48	57
Lease liability	(39)	-
Other liabilities	(420)	(358)
Net cash provided by operating activities	1,496	4,947

Cash flows from investing activities:
Other assets	66	(225)
Purchase of property and equipment	(5)	(45)
Net cash provided by investing activities	61	(270)

Cash flows from financing activities:
Proceeds from ESPP stock issuance	-	1
Net proceeds from common stock and warrant issuances	-	3,937
Proceeds from / (payments on) line of credit	1,870	(4,017)
Proceeds from notes/loans payable	898	-
Payment on notes/loans payable	(874)	(3,022)
Net cash provided by (used in) financing activities	1,894	(3,101)

Net increase in cash	3,451	1,576
Cash, beginning of period	1,615	378
Cash, end of period	$5,066	$1,954

Cash paid for interest	$77	$1,156
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$1,971	$138
Intangible assets acquired in non-cash exchange	885	-
Conversion of notes payable	281	550
Stock options issued	$304	$1,093

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

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

GOODWILL AND INTANGIBLE ASSETS

Intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. Amortization expense for the nine months ended September 30, 2020 and September 30, 2019 was $1.6 million and $1.5 million, respectively.

NET LOSS PER COMMON SHARE

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share.” Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended September 30, 2020 and 2019 were 4,339,634 and 3,865,647, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

Dilutive securities are excluded from the computation of diluted net loss per share because such securities have anti-dilutive impact due to losses reported.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported, as of September 30:

(In thousands)	2020	2019
Options to purchase common stock	1,553	629
Convertible preferred stock	107	241
Warrants to purchase common stock	75	225
Potential shares excluded from diluted net loss per share	1,735	1,095

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company had a working capital deficit of $24.6 million and an accumulated deficit of $53.8 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions, the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – CONCENTRATIONS

For the nine months ended September 30, 2020 and September 30, 2019, one customer accounted for 39.0% and 15.3% of the Company’s revenues, respectively. At September 30, 2020 and December 31, 2019, one customer accounted for 19.2% and 11.1% of the Company’s accounts receivable balance, respectively.

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

NOTE 5 – OTHER LIABILITIES

At September 30, 2020 and December 31, 2019, other liabilities consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Other vendor payable	$801	$801
Dividend payable	220	344
Bonus payable	-	385
Others	466	453
Total other liabilities	1,487	1,983
Less Current Portion	(1,267)	(1,599)
Total long term other liabilities	$220	$384

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

On July 1, 2016, the Company entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts facility, whereby the Company may obtain short-term financing by selling and assigning to Action acceptable accounts receivable. Pursuant to the FASA, the outstanding principal amount of advances made by Action to the Company at any time shall not exceed $5.0 million. Action will reserve and withhold an amount in a reserve account equal to 5% of the face amount of each account purchased under the FASA. The balance outstanding under the Action credit line at September 30, 2020 and December 31, 2019, was $3.2 million and $1.4 million respectively, which includes accrued interest.

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

NOTE 7 – NOTES PAYABLE

Notes payable at September 30, 2020 and December 31, 2019, consists of the following:

(In thousands)	September 30, 2020	December 31, 2019
Supplier Note Payable	$6,443	$6,490
PPP loan	888	-
All Other	18	150
Total	7,349	6,640
Less current portion	(6,997)	(6,497)
Long Term Notes Payable	$352	$143

Future maturities of notes payable as of September 30, 2020 are as follows;

2020	$6,548
2021	599
2022	202
2023	-
2024	-
Total	$7,349

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

As of September 30, 2020, the Company has applied to the Lender for forgiveness of the PPP Loan, and the amount which may be forgiven will be equal to the sum of the payroll and benefit costs and covered rent and utility payments incurred by the Company during the twenty four-week period beginning on April 30, 2020, as calculated in accordance with the terms of the CARES Act. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, but the Company has used and intends to use the proceeds in accordance with the PPP Loan program. The balance on this loan at September 30, 2020 and December 31, 2019 was $888 thousand and $0, respectively.

Other note payable

In connection with the acquisition of Bar Code Specialties, Inc. (“BCS”), a California corporation, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $5 thousand beginning October 31, 2014 and ended October 2018. The loan bears interest at 8.0% and is unsecured and subordinated to the Company’s bank debt. On June 5, 2020, the Company reached an agreement with the noteholder to convert an aggregate of $261 thousand in principal, unpaid interest, and penalties into an aggregate of 37,270 shares of Common Stock at a conversion price of $7.00 per share, which was based on the closing price on June 3, 2020. The balance on this loan at September 30, 2020 and December 31, 2019 was $0 and $138 thousand, respectively, all of which was classified as long-term.

Supplier Note Payable

On July 18, 2016, the Company and the Supplier entered into a certain secured promissory note, with an effective date of July 1, 2016, in the principal amount of $12.5 million (the “Secured Promissory Note”). The USD Note accrues interest at 18% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250 thousand each, with any remaining principal and accrued interest due and payable on December 31, 2016.

●	On September 7, 2018, the Company entered into a Sixth Amendment to the Secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the Secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 8 –NOTES PAYABLE, RELATED PARTIES

Notes and loans payable, related parties consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019

Note payable – debt restructure Marin	$720	$900
Note payable – debt restructure Thomet	450	563
Note payable – debt restructure Zicman	(6)	135
Convertible note payable – shareholders	90	150
Note payable – RWCC	-	449
Total notes payable, related parties	1,254	2,197
Less current portion	480	1,025
Long-term portion	$774	$1,172

Repayment of notes payable

The repayment of the notes payable, related parties at September 30, 2020 is as follows:

(In thousands)
2020	$188
2021	390
2022	390
2023	286
Thereafter	-
Total	$1,254

Note payable – debt restructure Marin

On February 28, 2018, the Company finalized two settlement agreements with David and Kathy Marin (the “Marin Settlement Agreements”) which have an effective date of December 30, 2017. Pursuant to the first Marin Settlement Agreement (the “Marin Settlement Agreement I”), the Company and the Marins agreed to reduce the Company’s purchase price for all of the capital stock of Bar Code Specialties, Inc., which was acquired by the Company from the Marins in November 2014. In the 2014 acquisition, the Company had issued David Marin a promissory note for $11.0 million of which an aggregate of $10.7 million (the “Owed Amount”) was outstanding as of February 26, 2018 which includes accrued interest earned but not paid. Pursuant to the Marin Settlement Agreement I, the amount of the indebtedness owed to Marin was reduced by $9.5 million bringing the total amount owed to $1.2 million. Section 3.1 of the original note was amended to provide that the Company shall pay the Marins 60 monthly payments of $20 thousand each commencing the earlier of (i) October 26, 2018 and (ii) the date that the Company’s obligation to Scansource, Inc. is satisfied and all amounts currently in default under the credit agreement with Scansource (currently approximately $6.0 Million) is reduced to $2.0 million. As a result, the balance on this loan and related accrued interest at December 31, 2018 were all classified as long term, being due in 2023. As of September 30, 2020, the balance of this loan was $720 thousand.

Note payable – debt restructure Thomet

On February 28, 2018, the Company finalized a settlement agreement with Kurt Thomet whereby the Company settled its indebtedness to Mr. Thomet in the current amount of $5.4 million in full in exchange for 60 monthly payments of $13 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Thomet an aggregate of 25,000 shares of restricted common stock and 1,000,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement II Agreement. The effective date of the agreement is December 30, 2017. As of September 30, 2020, the balance of this loan was $450 thousand and is due in 2023.

Note payable – debt restructure Zicman

On February 28, 2018, the Company finalized a settlement agreement with George Zicman whereby the Company settled its indebtedness to Mr. Zicman in the amount of $1.3 million in full in exchange for 60 monthly payments of $3 thousand each commencing the earlier of (i) October 26, 2018 or (ii) the date when the Company’s obligation under its promissory note with Scansource, Inc. is satisfied and all amounts currently due under the credit agreement with Scansource (currently approximately $6.0 million) is reduced to $2.0 million. In addition, the Company issued Mr. Zicman an aggregate of 5,000 shares of common stock and 600,000 shares of Series C Preferred Stock with the same rights and restrictions as described above in the description of the Marin Settlement Agreement II. The effective date of the agreement is December 30, 2017. As of September 30, 2020, the balance of this loan was $0.

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

As of September 30, 2020, the remaining principal amount of $45 thousand is owed to each Walefar and Campbeltown, respectively, ($90 thousand total) under the Convertible Promissory Note.

Note payable – RWCC

The Company acquired the Note Payable – RWCC (“RWCC Note”) (f.k.a. Certus) with the acquisition of HTS. The RWCC Note was a non-interest-bearing note. The RWCC Note was historically discounted using an effective interest rate of 5.0%. As of September 30, 2020, this note was fully paid. The RWCC Note is classified as a related party note because the Chief Executive Officer of RWCC is the son of a significant shareholder of the Company and a sibling of a member of the Board of Directors.

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of September 30, 2020, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2020, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, 2020, there were 5,000,000 Series C preferred shares authorized and 2,145,030 Series C preferred shares outstanding. They have preferential rights above common shares and the Series B preferred shares and are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum. As part of a debt settlement agreement effective December 30, 2017, 1,685,000 shares were issued with the quarterly dividend at a rate of $0.06 per share per annum were waived for a period of 24 months, with no dividends being accrued or paid. Series C preferred shares outstanding are convertible into common stock at the rate of 20 preferred shares for one common share.

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

COMMON STOCK

During the first nine months of 2020, the Company issued an aggregate of 203 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program valued at approximately $1 thousand.

On July 17, 2020, the Company issued 70,000 shares to IRTH Communications, LLC as part of a consulting agreement. The shares were valued at $392 thousand.

On July 17, 2020, the Company issued 50,000 shares to Stock Loan Solutions LLC as part of a consulting agreement. The shares were valued at $280 thousand.

On July 28, 2020, the Company issued 251,635 shares as part of a series of conversion agreements with former noteholders and preferred shareholders. The shares were valued at $3.5 million including conversion penalties.

During July 2020, various holders exercised in cashless transactions options and warrants resulting in the issuance of 56,248 shares valued at $339 thousand.

As of September 30, 2020, the Company had 4,634,637 common shares outstanding.

Warrants

The following table summarizes information about warrants granted during the nine-month periods ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,166,667	$6.42	275,000	$4.60

Warrants granted	325,000	8.20	891,667	7.00
Warrants expired	(10,000)	5.60	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	(150,000)	4.00	-	-

Balance, end of period	1,331,667	$7.14	1,166,667	$6.42

Exercisable warrants	1,165,001	$7.08	1,166,667	$6.42

For the nine months ended September 30, 2020, the Company granted 325,000 warrants in connection with various consulting agreement.

Outstanding warrants as of September 30, 2020 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

$2.20	.84	75,000	$2.20	75,000	$2.20
$7.00	4.02	891,667	$7.00	891,667	$7.00
$7.50	5.93	250,000	$7.50	83,334	$7.50
$8.00	1.41	10,000	$8.00	10,000	$8.00
$10.00	3.66	75,000	$10.00	75,000	$10.00
$12.00	0.03	15,000	$12.00	15,000	$12.00
$14.00	0.41	15,000	$14.00	15,000	$14.00

$2.20 to 14.00	3.99	1,331,667	$7.14	1,165,001	$7.08

Warrants outstanding at September 30, 2020 and 2019 have the following expiry date and exercise prices:

Expiry Date	Exercise Prices	September 30, 2020	September 30, 2019

June 26, 2020	$5.60	-	10,000
October 10, 2020	$12.00	15,000	15,000
December 30, 2020	$4.00		150,000
February 27, 2021	$14.00	15,000	-
August 2, 2021	$2.20	75,000	75,000
October 10, 2021	$10.00	25,000	25,000
February 27, 2022	$8.00	10,000	-
May 18, 2023	$10.00	50,000	-
October 6, 2024	$7.00	891,667	891,667
September 1, 2025	$7.50	83,334	-
June 4, 2026	$7.50	83,333	-
December 4, 2027	$7.50	83,333	-

		1,331,667	1,166,667

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

As at September 30, 2020, the Company had issued options under the 2018 Plan allowing for the subscription of 740,500 shares of its common stock, with 59,500 shares remaining for issuance.

2020 Stock Option Plan

On September 30, 2020, the Company adopted a stock option plan (the “2020 Plan”). The purpose of the 2020 Plan is to provide long-term incentives and rewards to directors, officers, consultants, advisors and employees of the Company and its subsidiaries in order to assist the Company to attract and retain individuals with experience and/or ability on a basis competitive with industry practices and to associate the interest of these individuals with those of the Company’s shareholders by providing for the issuance of stock-based awards. The total number of shares of Common Stock authorized for issuance under the 2020 Plan is 1,000,000 shares.

Stock Options

The following table summarizes information about stock options granted during the nine months ended September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	1,133,550	$4.00	1,006,050	$3.80

Stock options granted	775,000	4.63	127,500	5.00
Stock options expired	(30,250)	3.98	-	-
Stock options cancelled, forfeited	-	-	-	-
Stock options exercised	(66,750)	2.51	-	-

Balance, end of period	1,811,550	$4.32	1,133,550	$4.00

Exercisable stock options	959,550	$4.02	893,488	$3.80

For the nine months ended September 30, 2020, the Company granted 775,000 stock options. These options were granted as part of the asset acquisition described in Note 4, and to a member of the board of advisors, and to certain employees as part of the Company’s Equity Incentive Plan.

Outstanding stock options as of September 30, 2020 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$1.50 to 1.80	1.38	114,050	$1.70	114,050	$1.70
$2.20	0.84	175,000	$2.20	175,000	$2.20
$10.00	4.14	125,000	$10.00	125,000	$10.00
$2.40	2.43	272,000	$2.40	272,000	$2.40
$4.20	4.56	10,000	$4.20	2,500	$4.20
$4.40	8.65	454,250	$4.40	66,000	$4.40
$4.84	10.01	380,000	$4.84	-	$4.84
$5.00	2.78	147,500	$5.00	87,188	$5.00
$5.40	3.17	133,750	$5.40	117,812	$5.40

$1.50 to 10.00	5.57	1,811,550	$4.32	959,550	$4.02

Stock options outstanding at September 30, 2020, and 2019 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	September 30, 2020	September 30, 2019
August 2, 2021	$2.20	175,000	175,000
February 17, 2022	$1.50	38,017	38,017
February 17, 2022	$1.80	76,033	76,033
February 28, 2023	$5.00	20,000	-
March 5, 2023	$2.40	272,000	340,000
July 31, 2023	$5.00	127,500	127,500
October 31, 2023	$4.40	89,250	108,250
November 30, 2023	$5.40	133,750	143,750
November 20, 2024	$10.00	125,000	125,000
April 20, 2025	$4.20	10,000	-
September 30, 2030	$4.40	365,000	-
September 30, 2030	$4.84	380,000	-

		1,811,550	1,133,550

These options and warrants were valued at the grant date using the Black-Scholes valuation methodology. The Company determines the assumptions used in the valuation of warrants and option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options and warrants granted throughout the year. The valuation assumptions used to determine the fair value of each option/warrant award on the date of grant were: expected stock price volatility 152.5% - 155.6%; expected term in years 1.0-10.0; and risk-free interest rate 0.22%-1.16%. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Employee and nonemployee stock compensation expense is $2.3 million for the nine months ended September 30, 2020 and $1.1 million for the nine months ended September 30, 2019.

NOTE 10 – SALARY AND EMPLOYEE BENEFITS

Salary and employee benefits for the nine months ended September 30, 2020 and September 30, 2019 consists of the following:

(In thousands)	2020	2019
Employee stock compensation	304	1,093
Salaries (except R&D)	3,651	3,273
R&D salaries	1,017	714
Bonuses	81	95
Commissions	2,613	2,588
Total	7,666	7,763

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

The Company is currently pursuing legal claims against two former employees who resigned from the Company to launch a competing business, RedLPR LLC (the “RedLPR case”). The claims include trade secret misappropriation and tortious interference. The RedLPR case was filed in the U.S. District Court, District of Utah on June 24, 2019.

The Company recently was named a defendant in a Mississippi state lawsuit that is directly related to the RedLPR case (the “Mississippi case”). The Mississippi case also names RedLPR, LLC as a defendant. The Mississippi case was brought by Riverland Park Technologies (“Riverland”). Riverland is also a party to the RedLPR case. The Mississippi case was filed in the Circuit Court of Rankin County, Mississippi on September 21, 2020.

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. The Company’s position is that the former employee’s claims have no apparent factual basis and appear to be designed to force a quick “nuisance value” settlement. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 12, 2020, the Company issued 50,000 shares of Common Stock to Three Rivers Business Consulting, LLC as part of a consulting agreement. The shares were valued at $284 thousand. Additionally, the Company issued warrants to purchase 50,000 shares of Common Stock to Three Rivers Business Consulting, LLC. The warrants were valued at approximately $229 thousand.

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

OVERVIEW

The Company’s sales from continuing operations for the nine months ended September 30, 2020 were $42.3 million, a decrease of approximately $3.5 million, or 7.7%, over the nine months ended September 30, 2019.

The loss from continuing operations for the nine months ended September 30, 2020 was $8.6 million, an increase of $6.0 million compared with the loss in the nine months ended September 30, 2019 of $2.6 million. Basic loss per share from continuing operations for the nine months ended September 30, 2020 was ($2.03) versus ($0.64) per share for the same time period in 2019.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company had a working capital deficit of $24.6 million and an accumulated deficit of $53.8 million. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. Management’s plan to eliminate the going concern situation includes, but is not limited to, the continuation of improving cash flow, maintaining moderate cost reductions, the creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes. The Company has also diversified its sourcing and procurement of materials and finished goods. The Company also completed a debt settlement with a related party in exchange for equity, eliminating future needs for cash in servicing debt.

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

(In thousands, except per share data)	Nine months ended September 30		Variation
	2020	2019	$	%
Revenue	$42,309	$45,843	(3,534)	(7.7)
Cost of Goods sold	33,886	34,123	(237)	(0.7)
Gross Profit	8,423	11,720	(3,297)	(28.1)
Operating Expenses	14,794	12,550	2,244	17.9
Income (loss) from operations	(6,371)	(830)	(5,541)	667.6
Net loss from continuing operations	(8,646)	(2,608)	(6,038)	231.5
Net Loss per common Share	$(2.03)	$(0.64)	(1.21)	173.6

(In thousands, except per share data)	Three months ended September 30		Variation
	2020	2019	$	%
Revenue	$15,833	$13,097	2,736	20.9
Cost of Goods sold	13,024	9,601	3,423	35.7
Gross Profit	2,809	3,496	(687)	(19.7)
Operating Expenses	5,830	4,231	1,599	37.8
Income (loss) from operations	(3,021)	(735)	(2,286)	311.0
Net loss from continuing operations	(3,781)	(1,443)	(2,338)	162.0
Net Loss per common Share	$(0.83)	$(0.38)	(0.45)	118.5

Revenues

For the nine months ended September 30, 2020 and 2019, the Company generated net revenues in the amount of $42.3 million and $45.8 million, respectively. For the three months ended September 30, 2020 and 2019, the Company generated net revenues in the amount of $15.8 million and $13.1 million, respectively. The decrease between the nine-month periods was attributable to stronger fulfillment and deliveries by the Company in the first nine months of 2019. The increase between the three-month periods was attributable to increased demand by certain customers in connection with the COVID-19 pandemic.

Cost of Goods Sold

For the nine months ended September 30, 2020 and 2019, the Company recognized a total of $33.9 million and $34.1 million, respectively, of cost of goods sold. For the nine months ended September 30, 2020 and 2019, cost of goods sold were 80.1% and 74.4% of net revenues, respectively. For the three months ended September 30, 2020 and 2019, the Company recognized a total of $13.0 million and $9.6 million, respectively, of cost of goods sold. For the three months ended September 30, 2020 and 2019, cost of goods sold were 82.3% and 73.3% of net revenues, respectively. Determining the cause of variation from prior periods is difficult in an ever increasing competitive industry. Due to this, the Company is continually reevaluating its current product mix and supply channels to improve margins in 2020. The 2020 increase in cost of goods sold as a percentage of net revenue was attributable to certain lower-margin deals reached by the Company with certain large customers during the COVID-19 pandemic.

Operating expenses

Total operating expense for the nine months ended September 30, 2020 and 2019 recognized was $14.8 million and $12.6 million, respectively, representing a 17.9% increase. Total operating expense for the three months ended September 30, 2020 and 2019 recognized was $5.8 million and $4.2 million, respectively, representing a 37.8% increase. The increases are primarily attributable to an increase in non-cash stock-based compensation awarded to professional service providers.

General and Administrative – General and administrative expenses for the nine months ended September 30, 2020 and 2019 totaled $2.4 million and $1.9 million, respectively, representing a 24.4% increase. General and administrative expenses for the three months ended September 30, 2020 and 2019 totaled $837 thousand and $727 thousand, respectively, representing a 15.1% increase. The increases are primarily attributed to increased R&D spending as well as general costs associated with expanding our range of solutions offered to customers.

Salary and benefits – Salary and employee benefits for the nine months ended September 30, 2020 totaled $7.7 million, including $304 thousand from non-cash stock-based compensation, as compared to $7.8 million including $1.1 million from non-cash stock based compensation for the nine months ended September 30, 2019. Excluding stock-based compensation, salaries increased by $699 thousand in the first nine months of 2020 compared to the first nine months of 2019, which increase is primarily attributed increased R&D salary and employee benefits as well as the appointment of an in-house general counsel. Salary and employee benefits for the three months ended September 30, 2020 totaled $2.6 million, including $76 thousand from non-cash stock-based compensation, as compared to $2.7 million including $670 thousand from non-cash stock based compensation for the three months ended September 30, 2019. Excluding stock-based compensation, salaries increased by $475 thousand in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Professional Fees – Professional fees for the nine months ended September 30, 2020 were $3.0 million as compared to $1.2 million for the nine months ended September 30, 2019. Professional fees for the three months ended September 30, 2020 were $1.8 million as compared to $268 thousand for the three months ended September 30, 2019. The increase is primarily attributable to non-cash stock-based compensation awarded to professional service providers.

Other income and expenses

Interest Expense - Interest expense for the nine months ended September 30, 2020 totaled $2.0 million, as compared to $1.8 million for the nine months ended September 30, 2019. Interest expense for the three months ended September 30, 2020 totaled $744 thousand, as compared to $618 thousand for the three months ended September 30, 2019. The increase is primarily attributable to interest incurred in connection with the Sixth Amendment to the Secured Promissory in addition to interest expense incurred in connection with vendor interest agreements as well as interest incurred in connection with the increased average daily balance in the line of credit.

Net loss from operations

The Company realized a net loss from continuing operations of $8.6 million for the nine months ended September 30, 2020, compared to a net loss of $2.6 million for the nine months ended September 30, 2019, an increase of $6.0 million. The Company realized a net loss from continuing operations of $3.8 million for the three months ended September 30, 2020, compared to a net loss of $1.4 million for the three months ended September 30, 2019, an increase of $2.4 million. The increase in net loss between the nine-month periods is mainly attributable to the Company’s lower sales and corresponding margin in 2020 compared with the same periods in 2019, as discussed above, as well as the increase in operating expenses, as discussed above.

Liquidity and capital resources

As of September 30, 2020, the Company had cash in the amount of $5.6 million of which $533 thousand is on deposit and restricted as collateral for a letter of credit and a corporate purchasing card, and a working capital deficit of $24.6 million, compared to cash in the amount of $2.1 million, of which $533 thousand was restricted, and a working capital deficit of $20.2 million as of December 31, 2019. In addition, the Company had a stockholders’ deficit of $3.2 million at September 30, 2020 and stockholders’ equity of $1.8 million as of December 31, 2019.

The Company’s accumulated deficit was $53.8 million and $45.1 million at September 30, 2020 and December 31, 2019, respectively.

The Company’s operations resulted in net cash provided of $1.5 million during the nine months ended September 30, 2020, compared to net cash provided of $4.9 million during the nine months ended September 30, 2019, a decrease of $3.4 million. The changes in the non-cash working capital accounts are primarily attributable the large increases in accounts receivable and accounts payable during the first nine months of 2020.

Net cash provided by investing activities was $61 thousand for the nine months ended September 30, 2020, compared to net cash used of $270 thousand for the nine months ended September 30, 2019, an increase of $331 thousand, primarily attributable to a decrease in other assets.

The Company’s financing activities provided net cash of $1.9 million during the nine months ended September 30, 2020, compared to net cash used of $3.1 million during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company received cash from the line of credit with Action Capital of approximately $1.9 million and also from the PPP Loan of $888 thousand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of September 30, 2020, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter, (i.e., the three months ended September 30, 2020), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently pursuing legal claims against two former employees who resigned to launch a competing business, RedLPR (“RedLPR case”). The claims include trade secret misappropriation and tortious interference. Related to the RedLPR case, the Company recently was named a defendant in a Mississippi state lawsuit brought by Riverland Technologies. Riverland is also a party to the previously mentioned claims. And finally, the company was named defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. The company’s position is that the former employee’s claims have no apparent factual basis and appear to be designed to force a quick “nuisance value” settlement.

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

Date: November 12, 2020

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

