Form 10-K
period 2020-12-31
OMNIQ Corp.
filed 2021-03-31
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-09047

OMNIQ CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was $15,081,894.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,684,718 shares of common stock were outstanding as of March 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of this Annual Report on Form 10-K. These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, supply chain disruptions and other impacts to the business;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	Competitive pressures;

●	General economic conditions, including the overall effect of the current COVID19 Crisis; and

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and

●	other factors discussed under Item 1A – Risk Factors or elsewhere in this Annual Report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above-mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

PART I

ITEM 1. BUSINESS

General

OMNIQ Corp., a Delaware corporation, formerly Quest Solution, Inc., together with its wholly owned subsidiaries, referred to herein as “we,” “us,” and “our” (“OMNIQ” or the “Company”), was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

Our Company

From 2008 to 2013, we were in the business of developing oil and gas reserves. In January 2014, we determined it was in the best interest of our stockholders to focus on operating companies with a track record of positive cash flows and larger existing revenue bases. Our strategy developed into leveraging management’s relationships in the business world for investments for us.

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine vision image processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	ViascanQdata, Inc (October 2015 – later sold in September 2016)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)

We use patented and proprietary artificial intelligence (AI) technology to deliver data collection, real time surveillance and monitoring for supply chain management, homeland security, public safety, traffic & parking management and access control applications. The technology and services we provide helps our clients move people, assets and data safely and securely through airports, warehouses, schools, national borders, and many other applications and environments.

We offer end-to-end solutions that include hardware, software, communications, and full lifecycle management services. We are an established manufacturer and distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, transportation and logistics, and oil, gas, and chemicals. Since 2014, our annual consolidated revenues have grown to more than $50 million with clients in more than 40 countries. We currently address several billion-dollar markets with double-digit growth, including the Global Safe City market, forecasted to grow to $29.6 billion by 2022, and the Ticketless Safe Parking market, forecasted to grow to $5.2 billion by 2023.

In November 2019, the Company filed an amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware, pursuant to which we changed our name from Quest Solution, Inc. to OMNIQ Corp.

Our Strategy

Our strategy is to focus on operational excellence and cost reduction, addressing the balance sheet debt and putting together a business plan that is based on revenue growth and technological leadership. We intend to continue to identify synergies within the Company to offer a more complete offering of products, services and technological solutions to customers throughout the United States. Furthermore, the market in which OMNIQ operates is undergoing consolidation and OMNIQ intends to start identifying strategic companies in the data collection, big data analytics and mobile systems integration market, as well as other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

We are a provider of products and solutions to two main markets, supply chain management and smart/safe city. We have expanded our product solutions, which are based on artificial intelligence and machine learning algorithms, offering computer vision applications. Our product offerings have established us as an innovative and technological company, and we are able to offer our fortune 1,000 customers an end-to-end solution. We are a pioneer in providing cutting-edge technology solutions to the markets we serve.

As a world-wide systems integrator, we focus on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. We use unique computer vision technology and additional identification technologies in its solutions. We also manufacturer and/or distributor labels, tags, ribbons and RFID identification tags. We take a consultative approach by offering end-to-end solutions that include software, algorithm, hardware, service contracts, communications and full lifecycle management services.

We are able to simplify the integration process because of our experienced team of professionals. We deliver problem solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, some of which we developed and some of it is sourced from third parties. We are a leading providing of bar code labels and ribbons (media). We provide consultative services to companies to select, design and manufacture the right label for their product offering. Once a company purchases our product, sales generally recur on a regular basis.

Our groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and automated parking solutions. Inspired by time-critical “friend or foe” decision-making processes, our patented algorithms are based on a combination of cognitive science and machine learning-based pattern recognition technology which is arbitrated through a multi-layered decision-making process that offers both speed and accuracy.

Our experienced team of consulting and integration professionals guide companies through the entire development and deployment process, from selecting technology to the successful company-wide rollout of a customized solution that fits a company’s unique requirements. After performing a thorough technical evaluation of the client’s current operations and specific operational problems, our team determines the optimal hardware and software solutions to optimize the client’s operational workflow. We deliver, ongoing services provided throughout the deployment process and throughout the entire product life cycle. We also deliver full installation services for all mobile, data collection computers and printing equipment including full staging and kitting of the equipment.

We have been successful in delivering mission critical mobile computing and data collection solutions to Fortune 1000 companies for over two decades. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for us to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth and opportunity available to the Company to succeed.

Core to the solutions offered by the Company is a full suite of configurable packaged software solutions that were internally developed and provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Order Entry: Software designed to increase productivity in the field. Remote workers increasingly demand rapid access to real-time information and up to date data to facilitate and streamline their job functions in the field for which we believe our Order Entry Software is the answer.

Intelligent Order Entry: Adds intelligence to aging order entry system to maximize profits. The hand held industry is a vital link in getting remote orders from the field to corporate. Our Intelligent Order Entry Software adds this capability to aging order entry systems.

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

Proof of Delivery: Enhances document delivery performance. We offer proof-of-delivery capabilities as part of its Mobility Suite that we believe gives companies an edge over competitors by improving customer service.

WTMiP: Extends business beyond four walls. WTMiP provides the link between corporate and the mobile worker. WTMiP servers allow files and data to seamlessly synchronize between the corporate host and laptops, handheld devices and Windows CE or Windows Mobile devices.

Easy Order: Easy order on-line purchasing portal. Our Easy Order Solution offers companies a customized portal that streamlines and simplifies ordering by providing clients with their own unique private on-line store.

QTSaaS (Quest Total Solutions as a Service): QTSaaS is a complete mobile services offering that includes hardware, software, services and wireless data in a bundled subscription payment offering over a period of time. Our partnership with Hyperion Partners LLC and wireless carriers allows us to offer mobility solutions to our customers on platforms that extend the market into new mobile applications that previously were not being automated.

Media and Label Business: Repeatable easy order online purchasing portal. The largest segment of data collection opportunity for us is the barcode label market providing ongoing and repeatable purchasing business. We intend to continue in the label business in the United States of America to drive business growth and increased margins.

Our Target Markets

Two markets we serve are Smart/Safe City and Supply Chain Management. Our groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and discerning customers within the access control, airport, border crossing, municipality safety and parking industries. We seek to utilize our expertise and end-to-end software solutions in markets which we believe provide the greatest opportunity to increase margins.

Within the Supply Chain Management market, we believe we can further develop our existing customer base needing to replace their legacy systems with a new go-to-market strategy leveraging our field sales and system resources, telemarketing, customer portals and vertical market and barcode label specialists. We believe our base of industry leading customers for the barcode label and ribbon (media) products in the manufacturing, distribution, transportation and logistics, retail and healthcare sectors, which sectors are at the core of our business, are ideal candidates for our machine learning technology.

For over two decades, we have been successful in integrating mission critical mobile computing and data collection solutions for Fortune 1000 companies. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe there is more than adequate market size, growth and opportunity available for us to succeed.

We believe integrating our patented and proprietary AI technology into its existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at higher margins both us and our fortune 1000 clients.

Our Sales Strategy

Our direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in-reach mirrors the addition of new products and services. Sales team members are organized by industry areas of opportunity, areas of expertise and territory. Our sales teams are organized to address national accounts offering a broad array of unique solutions for key lines of business applications, which provides opportunities for upsell and cross sell to our clients. For the barcode label (media) business, we utilize a specialty sales force, resellers and distributors of our manufactured private label products.

Salespeople are supported internally by sales support personnel who coordinate quotes and logistics and by members of the systems engineering group and software teams.

The normal sales cycle is one (1) to six (6) months, and typically involves the development of a scope of work and preparation of a ROI analysis. We use Company developed analysis templates which we believe reduce the sales cycle. The analyses and proposals include information on leasing and other financing options, which helps differentiate us from our competitors. The label business sales cycles are shorter, with purchases made more frequently on a transactional basis.

Competition

The mobile system integration market is characterized by a limited number of large competitors and numerous smaller niche players. We typically pursue larger accounts and national customers, competing most often with larger channel partners. For specific solutions, we also compete with niche players who are often focused on a single industry. Hardware sales are competitive because of online retailers. We believe our consultative, integrated solutions approach is a clear differentiator for most prospective customers.

Human Capital

OMNIQ’s operating philosophy is our growth and continued success are the result of management and employees working together in a spirit of cooperation and teamwork. Our core values emphasize an environment where safety, diversity, inclusion, talent development, training and retention are top priorities. We believe this has enabled us to meet various challenges over the years, and the progress that has been achieved by us reflects this strong mutual commitment between the Company and its employees. We believe our employees are our greatest asset. We remain focused on furnishing friendly and safe working conditions, providing competitive pay and offering quality benefits, and producing revenue for the continued growth of the Company and the communities in which we operate, with an emphasis on the welfare of our employees and their families. We realize our success is a direct result of the hard work and dedication of our employees. Each employee at OMNIQ is a contributing partner in our future growth and we strive to maintain a mutually beneficial workplace culture that also fosters the professional development of each employee.

As of December 31, 2020, we had approximately 61 employees. Of these employees, 46 are salaried (including commissioned employees) personnel and 15 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, technical services and office and administrative support. We believe our relations with our employees are good, and we have never experienced a work stoppage. Generally, the total number of employees does not significantly fluctuate throughout the year.

Concentrations

For the years ended December 31, 2020 and 2019, one customer accounted for 37.2% and 12.3%, respectively, of the Company’s consolidated revenues.

Accounts receivable at December 31, 2020 and 2019 are made up of trade receivables due from customers in the ordinary course of business. Two customers made up 46% of the accounts receivable balance at December 31, 2020 and two customers together represented 20.9% of the balance of accounts receivable at December 31, 2019.

Accounts payable are made up of amounts due to suppliers in the ordinary course of business at December 31, 2020 and 2019. One vendor made up 92.4% and 83.0% of our accounts payable in 2020 and 2019, respectively.

Available Information

OMNIQ’s website is located at www.omniq.com. The Company’s website and the information to be contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov. We use the Investor section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor section of our website, in addition to following press releases, SEC filings and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

OMNIQ’s corporate offices are currently located at 1865 West 2100 South, Salt Lake City, UT 84119. Our executive management, sales, operations accounting and administrative functions are located at the corporate offices. The corporate office annual lease expense is $177,600 and the lease term does not exceed one year.

We lease office space for our software developers in Akron, Ohio. The lease provides for monthly payments of $3000. The space is under a five-year lease and expires May 2023.

We lease office and warehouse space for our satellite sales and technical support staff in Anaheim, California. The lease is month to month and annual lease expense is $36,000.

We also lease office space for research and development employees located in Israel. The lease expense for the years ending December 31, 2020 and 2019 was 20 Thousand Shekels per month.

ITEM 3. LEGAL PROCEEDINGS

During 2019, our subsidiary, HTS USA, INC., was in litigation with Sagy Amit, a former employee. As of the date of this filing, the case has been resolved.

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

ITEM 4. MINE SAFETY DISCLOSURES

NONE.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In November 2019, the Company filed an amendment to its Certificate of Incorporation, as amended, with the Secretary of State of Delaware, pursuant to which we i) changed our name from Quest Solution, Inc. to OMNIQ Corp. and ii) effected a reverse split of its common stock at a ratio of one (1) for twenty (20), effective November 20, 2019 (the “Reverse Split”). All discussions of the Company’s securities, in this Annual Report Form 10k, reflect the consolidation of shares as a result of the Reverse Split.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2019:
Fiscal Quarter Ended March 31, 2019	$13.00	$3.52
Fiscal Quarter Ended June 30, 2019	$10.00	$4.16
Fiscal Quarter Ended September 30, 2019	$8.60	$4.00
Fiscal Quarter Ended December 31, 2019	$8.00	$2.62

Fiscal Year Ended December 31, 2020:
Fiscal Quarter Ended March 31, 2020	$5.76	$2.50
Fiscal Quarter Ended June 30, 2020	$7.39	$3.77
Fiscal Quarter Ended September 30, 2020	$7.25	$4.25
Fiscal Quarter Ended December 31, 2020	$6.86	$4.03

On March 22, 2021, the common stock closed at $9.00 per share.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,811,550	$4.32	312,250

Total	1,811,550	$4.32	312,250

In August 2020, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, one million (1,000,000) shares of OMNIQ’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the September 2020, shareholders’ meeting.

In September 2020 and pursuant to the 2020 Equity Incentive Plan, we granted options to purchase an aggregate of 745,000 shares of the Company’s common stock to certain of our employees, officers and directors. Included in the total shares granted are options to purchase 230,000 shares of its common stock to Mr. Shai Lustgarten, our Chief Executive Officer, options to purchase 40,000 shares of its common stock to Mr. Neev Nissenson, our Chief Financial Officer, options to purchase 150,000 shares of its common stock to Mr. Carlos J. Nissensohn, a consultant and principal stockholder, and options to purchase 10,000 shares of its common stock to our Directors Andy MacMillan and Yaron Shalem, respectively. The remaining 305,000 granted options are for other employees and concsultants. The exercise price of the options granted was $4.40 per share, which was the closing price of the Company’s common stock on September 29, 2020, the day prior to the grant, except for the options granted to Shai Lustgarten and Carlos J. Nissensohn, which have an exercise price of $4.84 per share. The options granted to Shai Lustgarten and Carlos J. Nissensohn have a term of five (5) years and the balance of the options have a term of ten (10) years.

On January 23, 2019, the Company received shareholder approval to adopt its 2018 Equity Incentive Plan.

Dividends and other Distributions

OMNIQ has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. OMNIQ may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company has no current plans to do so. Any future determination to pay cash dividends will be at the discretion of OMNIQ’s Board of Directors The Company’s Series C Preferred Stock pays a 6% dividend, but the Company has been unable to make such dividend payments and so those dividends are accrued quarterly. Accrued but unpaid dividends do not bear interest. Pursuant to the settlement agreements made certain shareholders in February 2018, in which over $15 million in debt was extinguished, the shares of Series C Preferred Stock issued in exchange, totaling 1,685,000 shares, will not pay and will not accrue dividends for a 24 month period, or any time prior to March 1, 2020.

Recent Sales of Unregistered Securities

During the 2020, the Company issued an aggregate of 302 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program valued at approximately $1 thousand.

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

On October 16, 2020, the Company issued 50,000 shares to Three Rivers Business Consulting, LLC as part of a consulting agreement. The shares were valued at $270 thousand.

ITEM 6. SELECTED FINANCIAL DATA

This section is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of OMNIQ, Corp. and its consolidated subsidiaries as of December 31, 2020, and its consolidated results of operations for the year ended December 31, 2020, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world, including in the primary regions we operate. Many State Governors issued temporary Executive Orders in 2020, which continue to remain effective in many states that, among other stipulations, effectively limit in-person work activities for most industries and businesses having the effect of suspending or severely curtailing operations. Many of these orders are in the process of being lifted. To date, we have not incurred any significant interruptions to our day-to-day operations or supply chain, except some of our employees have or are working remotely. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures at our corporate office and branch locations, promotion of social distancing and the wearing of face coverings (masks) at our corporate office and branch locations, and requirements for employees to work from home where possible.

As the impact of COVID-19 became more widespread in March 2020, our sales volumes began to decline from previous years. Our total revenues for the year ended December 31, 2020, were 3.48% lower than those of the year ended December 31, 2019. COVID-19 had a more significant impact on our gross margin. Total gross margin percentage dropped 5% for the year ended December 31, 2020 compared to 2019. The timing and the extent of any continued recovery, or subsequent contraction, in our sales volumes cannot be reasonably estimated at this time. As such, the extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners, all of which cannot be reasonably predicted at this time.

The Company’s consolidated revenue from continuing operations for the year ended December 31, 2020 were $55.2 million, representing a decrease of $2.0 million from 2019’s amount of $57.2 million. Revenues in 2020 and 2019 are presented in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606).

The loss from continuing operations for common stockholders was $11.5 million in 2020, an increase of $6 million from the prior year loss of $5.5 million. Basic and Diluted loss per share from continuing operations was $2.46 and $2.66 in 2020 compared to $1.37 per share in 2019.

In February 2020, OMNIQ entered in an asset purchase agreement with EyepaxIT Consulting LLC, a California limited liability company, (“Eyepax”) and its principal owners (collectively the “Sellers”), effective September 30, 2019, pursuant to which the Company purchased certain assets from the Sellers at a cash purchase price of $245,000. As additional consideration, the Company issued to the Sellers 80,000 shares of the Company’s common stock and an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment, which shall vest quarterly in four (4) equal installments and expire on February 28, 2023. The Company entered into an employment agreement with Mr. Lalith Caldera, a principal owner of Eyepax, agreeing to pay Mr. Caldera an annual salary of $100,000.

In May 2020, we entered into a Loan Agreement with Zions Bank corporation, NA (“Zions”) whereby the Company borrowed $887,500 from Zions under the Small Business Administration’s (the “SBA”) Paycheck Protection Program. In October 2020, OMNIQ applied for and was granted forgiveness of the full amount owed (including accrued interest) by Zions on behalf of the SBA.

In August 2020, we filed an Amendment to the Certificate of Designation of the Rights and Preferences of its Series C Preferred Stock (the “Amendment”) clarifying that the conversion price and voting rights of the Series C Preferred Stock were amended to equitably reflect the reverse stock split of November 1, 2019. The holders of a majority of the Series Preferred Stock consented to such Amendment.

In August 2020, OMNIQ adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by the Company’s stockholders in September 2020.

In September 2020 and pursuant to the 2020 Equity Incentive Plan, the Company granted options to purchase an aggregate of 440,000 shares of the Company’s common stock to certain of its employees, officers and directors, including options to purchase 230,000 shares of its common stock to Mr. Shai Lustgarten, the Company’s Chief Executive Officer, options to purchase 40,000 shares of its common stock to Mr. Neev Nissenson, its Chief Financial Officer, options to purchase 150,000 shares of its common stock to Mr. Carlos J. Nissensohn, a consultant and principal stockholder, and options to purchase 10,000 shares of its common stock to Company Directors Andy MacMillan and Yaron Shalem, respectively. The exercise price of all of the options granted was $4.40 per share, which was the closing price of the Company’s common stock on September 29, 2020, the day prior to the grant, except for the options granted to Shai Lustgarten and Carlos J. Nissensohn, which have an exercise price of $4.84 per share. The options granted to Shai Lustgarten and Carlos J. Nissensohn have a term of five (5) years and the balance of the options have a term of ten (10) years.

In September 2020, the Company filed an amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of Delaware, pursuant to which the Company reduced the amount of its authorized common stock to 15,000,000 and reduced the amount of its authorized preferred stock to 5,000,000, of which 3,000,000 shares shall be designated as Series C Preferred Stock.

In May 2019, the Company, Campbeltown and Walefar entered into an Amendment to the HTS Purchase Agreement which provided for an adjustment to the number of shares of common stock issued to Walefar and Campbeltown in the acquisition of HTS. Pursuant to the Amendment, Campbeltown and Walefar agreed to return for cancelation 277,166 and 277,116 shares of common stock, respectively. This Amendment reduced the number of shares issued in the acquisition to 568,415 shares from 1,122,648 shares and the amount of share consideration to approximately $2.7 million from approximately $5.3 million. This adjustment was made as a result of a correction in the calculation of working capital and other share give back provisions of the HTS Purchase Agreement.

In April 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, in April, 2019, the Company sold an aggregate, with the Conversions included, of $5.0 million of units (the “Units”) resulting in gross proceeds of $5.0 million (the individual Unit price purchase price was $6.00), before deducting placement agent fees and offering expenses (the “Offering”). Each Unit was comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 833,333 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 833,333 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Mr. Shai Lustgarten, the Company’s Chief Executive Officer, and Mr. Carlos J. Nissensohn, a consultant to and principal stockholder of the Company, participated in the offering by each converting $200 thousand of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5.0 million. As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 2018.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2020, we had a working capital deficit of $ 25.3 million. These facts and others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

●	The continuation of improving cash flow by implementing and maintaining moderate cost reductions;

●	Increasing the accounts receivable factoring line of credit;

●	Negotiating lower interest rates on outstanding debt;

●	Potential issuances of additional common stock;

●	The creation of additional sales and profits across product lines, and obtaining sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes;

●	In our portfolio of products, we have a computer vision technology that is based on AI and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cashflow on a consolidated basis going forward. We have an operating facility with the ability for light manufacturing and assembling components, which helps reduce the cost of goods and increase profit margins;

●	In April 2019, the Company raised approximately $5.0 million in gross proceeds from the sale of 833,333 shares of the Company’s common stock.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31		Variation
In thousands	2020	2019	$	%
Revenue	$55,209	$57,199	$(1,990)	-3.48%
Cost of Goods sold	$44,293	$43,165	$1,128	2.61%
Gross Profit	$10,916	$14,034	$(3,118)	-22.22%
Operating Expenses	$19,899	$16,898	$3,001	17.76%
Loss from operations	$(8,983)	$(2,864)	$(6,119)	213.65%
Net loss	$(11,504)	$(5,456)	$(6,048)	110.85%
Net Loss per common Share from continuing operations	$(2.46)	$(1.37)	$(1.09)	79.56%

Revenues

Revenue for the years ended December 31, 2020 and 2019 were generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers. For the years ended December 31, 2020 and 2019, the Company recognized $55.2 million and $57.2 million in net revenues, respectively. This represents a decrease of 3.48%.

Cost of Goods Sold

For the years ended December 31, 2020 and 2019, the Company recognized a total of $44.3 million and $43.2 million respectively, of cost of goods sold. Cost of goods sold was 80% of net revenues for 2020 and 75.5% for 2019. Our gross margin percentage has remained relatively stable in an industry that which is experiencing gross margin pressure.

Operating expenses

For the years ended December 31, 2020 and 2019, operating expenses related to continuing operations were $19.9 million and $16.9 million, respectively. This represents an increase of $3.0 million, or 17.76%, which is due to a general increase in business operations, including the addition of HTS in October 2018. The following explains in detail the change in operating expenses.

Research & Development – Research and development for the year ended December 31, 2020 totaled $1.8 million, compared to $1.1 million for the year ended December 31, 2019, representing an increase of $.7 million, or 70%. The increase in research and development was due to development on the HTS proprietary products.

Selling, General and Administrative – Selling, General and Administrative expenses were $15.8 million for the year ended December 31, 2020, compared to $13.7 million for the year ended December 31, 2019, representing an increase of $2.1 million, or 15%. The increase was due primarily to the inclusion of HTS general and administrative expenses.

Depreciation – Depreciation for the year ended December 31, 2020 were $178 thousand compared to $151 thousand for the year ended December 31, 2019. This represents an increase of $27 thousand, or 6% attributable to growth in fixed assets.

Intangible Amortization – Intangible amortization expenses for the year ended December 31, 2020 were $2.1 million, compared to $2.0 million for the year ended December 31, 2019.

Other income and expenses

The Company incurred $2.6 million in interest expense for the year ended December 31, 2020, compared to $2.6 million for the year ended December 31, 2019. The interest expense in 2020 is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables.

Foreign currency transactions

Our subsidiary, HTS Image Processing, Inc., has operations in Israel, therefore had foreign currency transactions conducted in 2020 and 2019. Foreign transaction gains and losses are reported on the consolidated statement of operations and were included in the amount of loss from comprehensive income.

Provision for income taxes

During the year ended December 31, 2020, the Company had $5 thousand in state income tax expenses for states in which the Company recently began operations and for which past net operating losses may not apply.

During the year ended December 31, 2019, the Company had $14 thousand in state income tax expenses for states in which the Company recently began operations and for which past net operating losses may not apply.

Net loss from continuing operations

The Company realized a net loss from continuing operations of $11.5 million for the year ended December 31, 2020, compared to a net loss from continuing operations of $5.5 million for the year ended December 31, 2019. The increased loss in 2020 is due primarily to an increase in Selling, General and Administrative expenses, and cost of goods.

Liquidity and capital resources

At December 31, 2020, the Company had cash in the amount of $5.1 million of which $.5 million is on deposit and restricted, and a working capital deficit of $25.3 million, compared to cash in the amount of $2.1 million of which $0.5 million was on deposit and restricted, and a working capital deficit of $20.2 million for the year ended December 31, 2019. The Company had stockholders’ deficit of $(5) million and stockholders’ equity of $1.8 million for the years ended December 31, 2020 and 2019, respectively. This decrease in our stockholders’ equity was primarily due to the book net loss for 2020.

The Company’s accumulated deficit was $56.7 million and $45.1 million for the years ended December 31, 2020 and 2019, respectively.

The Company’s operations used net cash of $420 thousand and provided $4.3 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash from operations of $4.7 million is primarily a result of a decrease in gross margin.

The Company’s cash provided by investing activities was $94 thousand for the year ended December 31, 2020 compared to cash used in investing activities of $251 thousand for the year ended December 31, 2019.

The Company’s financing activities used $3.4 million of cash during the year ended December 31, 2020, and used $2.8 million during the year ended December 31, 2019. During the year ended December 31, 2020, the Company made payments of $1.3 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable, compared to the year ended December 31, 2019, when the Company made payments of $3.4 million on its notes payable, including notes payable, related party, and its Supplier Secured Promissory note. Additionally, the Company borrowed $3.5 million on the Company’s line of credit, compared to the year ended December 31, 2019, when $866 thousand was borrowed from the Company’s line of credit.

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on the Company’s operations in the future.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The application of many accounting principles requires us to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and they and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See also note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Revenue Recognition.

When entering into contracts with our customers, we review follow the five steps outline in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606):

i.	Identify the contract with our customer.
ii.	Identify the performance obligations in the contract.
iii.	Determine the transaction price.
iv.	Allocate the transaction price to the performance obligations. And
v.	Evaluate the satisfaction of the performance obligations,

We account for contracts, with our customers, when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable.

We evaluate, in accordance with Topic 606, whether or not we meet the criteria to be a principal or an agent and record the revenue on a gross or net basis. We are considered a principal if we obtain control of any one of the following:

i.	A good or another asset from another party that we then transfer to our customer.
ii.	A right to a service to be performed by another party, which gives the us the ability to direct that party to provide the service to the customer on our behalf, and
iii.	A good or service from another party that we then combine with other goods or services in providing the specified good or service to our customer.

We have certain relationships with manufacturers and suppliers to sell us products or provide services. Our contracts may transfer to our customer a right to a future service or product to be provided by our manufacturer or supplier. When a specified good or service is a right to a good or service is provided by a manufacturer or supplier, we evaluate whether we control the right to the goods or services before that right is transferred to the customer rather than whether we control the underlying goods or services.

Indicators that we control the specified good or service before it is transferred to the customer (and we are therefore a principal) include, but are not limited to, the following:

i.

We are responsible for fulfilling the promise to provide the specified good or service. This typically includes responsibility for the acceptability of the specified good or service. If we are primarily responsible for fulfilling the promise to provide the specified good or service, this may indicate that the other party involved in providing the specified good or service is acting on our behalf. Often, we provide value added services (combining hardware, integrating hardware to software, etc.) to the products and services purchased from our manufacturers and suppliers.

ii.	We have inventory risk before the specified good or service has been transferred to a customer. Our purchases of products or services from our manufactures and suppliers is evidenced by our issuing a binding purchase order contract with the negotiated terms including specifications, pricing, delivery among other things. Our obligation for purchased products and services is mutually exclusive of our customers’ performance (failure to take acceptance, make payment, etc.)

iii.	We have sole discretion in establishing our price for the specified good or service. Establishing the price our customer pays for a specified good or service may indicate we have the ability to direct the use of that good or service and obtain substantially all of the remaining benefits. We control and set the pricing for the product or services to be provided to our customers.

If the terms of a transaction do not indicate we are acting as a principal in the transaction, we are then considered acting as an agent and the associated revenues would be recognized on a net basis.

As principal, when (or as) we satisfy a performance obligation, we recognize revenue in the gross amount of consideration which we expect to be entitled in exchange for the specified good or service transferred. We are an agent if our performance obligation is to arrange for the provision of the specified good or service by another party. As an agent, we do not control the specified good or service provided by another party before that good or service is transferred to our customer. As an agent, when (or as) we satisfy a performance obligation, we recognize revenue in the amount of any fee or commission which we expect to be entitled in exchange for arranging for the specified goods or services to be provided by another party to our customer.

Under Topic 606, we recognize revenue (on either a gross or net basis previously discussed) only when we satisfy a performance obligation by transferring a promised good or service to our customer. A good or service is considered to be transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue (either gross or net) once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

i.	We have a right to payment for the product or service,
ii.	The customer has legal title to the product,
iii.	We have transferred physical possession of the product to the customer,
iv.	The customer has the risk and rewards of ownership of the product, and
v.	The customer has accepted the product.

Revenue Recognition for Hardware. Revenues from sales of hardware products are recognized on a gross basis as we are acting as a principal in these transactions, with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. We recognize revenue from these transactions when control has passed to the customer.

Manufacturers and suppliers, from whom we purchase hardware, often provide their warranties only providing assurance the products and services will conform to their specifications. These assurance type warranties are not sold separately and are not considered separate performance obligations. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. We consider these warranties to be separate performance obligations from the underlying product. For warranties, where we are arranging those services be provided by a third-party, we are acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Software. Sales of software licenses are generally considered a single performance obligation. When we are considered to be the principal, we recognize revenues on a gross basis at the point the software is delivered to and accepted by our customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect.

As explained above, we evaluate whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering:

i.	If the software provides its original intended functionality to the customer without the updates,
ii.	If the customer would ascribe a higher value to the upgrades versus the up-front deliverable,
iii.	If the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and
iv.	If the customer chooses to not delay or always install upgrades.

If we determine the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation.

In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. We consider these warranties to be separate performance obligations from the underlying product. For warranties, where we are arranging those services be provided by a third-party, we are acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Services. We provide professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally, as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and we transfers those services.

Revenues from the sale of professional and support services, provided by us, are recognized over the period the service is provided. As the customer receives the benefit of the service each month, we recognize the respective revenue on a gross basis as we are acting as a principal in the transaction. Additionally, we manage services team provides project support to customers that are billed on a fixed fee basis. We are acting as the principal in the transaction and recognize revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Freight Costs. We record both the freight billed to its customers and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, we record the freight costs as cost of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

Evaluation of Goodwill Impairment.

We have made acquisitions in the past that resulted in the recognition of goodwill. Goodwill is the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment annually or more frequently, if triggering events occur or other impairment indicators arise which might impair recoverability.

Application of the goodwill impairment test requires judgment. We performed a Step 1 quantitative assessment of goodwill impairment as of December 31, 2020, our annual impairment test date. We compared the carrying value inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined there was no impairment as of the December 31, 2020.

For purposes of performing the quantitative impairment test described above, we estimate the fair value by utilizing fair value techniques consistent with the income approach and market approach. When performing the income approach for each reporting unit, we use a discounted cash flow analysis based on our internal projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. Our cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The WACC is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise and represents the expected cost of new capital likely to be used by market participants. The WACC is used to discount our combined future cash flows. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of a reporting unit’s fair value, and therefore could affect the likelihood and amount of potential impairment. Under the market approach, we compare the reporting units to selected reasonably similar (or “guideline”) publicly traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from a sale of the Company.

Stock Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by Financial Accounting Standards Board (the “FASB”) where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period.

We record stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation – Stock Compensation. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straightline basis primarily over the vesting period of the options.

Additional accounting policies can be found in Note 2 to our Audited Consolidated Financial Statements.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 became effective on January 1, 2021 and is not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Codification Topic 326, Credit Losses (Topic 326). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, we recognize an allowance for our estimate of expected credit losses over the entire contractual term of our receivables from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. Topic 326 applies to trade receivables from certain revenue transactions including receivables from equipment sales, parts and service sales. Under Topic 606 revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that these trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The adoption of Topic 326 did not have a material impact on our consolidated financial statements and related disclosures or our existing internal controls because accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement - Disclosure Framework. ASU 2018-13 modifies the disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements and footnotes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

We maintain “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2020. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

(b) Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2020, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

Our management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented on a timely basis by the Company’s internal controls. We continue to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. In addition, we evaluate and assess our internal controls and procedures regarding our financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary on an on-going basis. We have implemented a new ERP and accounting software in 2020 that encompasses all our subsidiaries. This software allows for a higher level of control, better audit trail and improved segregation of duties and improves the Company’s overall compliance with COSO but the deficiency is still present. The hiring of additional staff is dependent upon our obtaining sufficient cash flows from operations or financings.

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

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name and Address	Age[update]	Position(s)
Shai Lustgarten	50	CEO and Chairman
Neev Nissenson	42	Chief Financial Officer and Director
Andrew J. MacMillan	73	Director
Yaron Shalem	48	Director

Background of our officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shai S. Lustgarten, was appointed the Company’s CEO in April 2017 and served as the Company’s interim CFO from December 2018 through September 4, 2019. Mr. Lustgarten had been the Chief Executive Officer of Teamtronics, Inc. beginning June 2016. Teamtronics manufactures rugged computers and electronic equipment mainly used in the Gas and oil industry. From 2014 to 2017, Mr. Lustgarten was the Chief Executive Officer at Micronet Limited Inc., a developer and manufacturer of mobile computing platforms for integration into fleet management and mobile workforce solutions listed on the Tel Aviv Stock Exchange. From 2013 to 2014, Mr. Lustgarten served as EVP Business Development and Head of the Aerospace and defense Division of Micronet EnertecTechnologies, a technology company listed on the NASDAQ Capital Market. From 2009 to 2013 Mr. Lustgarten was VP of Sales, Marketing and CMO of TAT Technologies, a world leading supplier of electronic systems to the commercial and defense markets, from. His prior experience also includes serving as CEO of T.C.E. Aviation Ltd. in Belgium and serving from 1993 to 1997 as the assistant to the Military Attaché at the Embassy of Israel in Washington, DC. He received his Bachelor of Science degree in Business Management & Computer Science from the University of Maryland.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the year ended December 31, 2020 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation	Total
In thousands
Shai Lustgarten(1)	2020	523	-	-	1,136	9	$1,668
Chief Executive Officer	2019	489	-	250	43	-	$782

Neev Nissenson (2)	2020	180	-	-	198	-	$378
Chief Financial Officer	2019	32	3	90	-	-	$125

1.	The fair market value of the options awarded to Mr. Lustgarten for 2020 is $1.1 million.

2.	Neev Nissenson was appointed as the Company’s Chief Financial Officer in September 2019, effective October 10, 2019.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Employment Contracts

In February 2020, we entered into an employment agreement with Mr. Lustgarten, the Company’s Chief Executive Officer, (the “Lustgarten Agreement”) pursuant to which Mr. Lustgarten shall continue to serve as the Company’s Chief Executive Officer. The Lustgarten Agreement has a four (4) year term and automatically renews for additional one (1) year periods unless either party elects to terminate the Lustgarten Agreement. Pursuant to the Lustgarten Agreement, the Company shall pay Mr. Lustgarten an annual base salary of $560,000. Mr. Lustgarten shall also be eligible to receive i) equity awards pursuant to the Company’s 2018 Equity Incentive Plan and the 2020 Equity Incentive Plan and ii) certain milestone bonuses as set forth in the Lustgarten Agreement. In the event Mr. Lustgarten’s employment is terminated by Mr. Lustgarten for good reason, or terminated by the Company without cause, Mr. Lustgarten shall be entitled to the greater of (i) the unpaid base salary or (ii) one (1) year’s base salary.

In September 2019, the Company and HTS Image Ltd., a wholly owned subsidiary, entered into an employment agreement with Mr. Neev Nissenson to serve as the Chief Financial Officer of each the Company and HTS Image Ltd., effective October 10, 2019, pursuant to which the Company shall pay Mr. Neev Nissenson a monthly base salary of NIS (New Israeli Shekels) 44 thousand. Mr. Nissenson is eligible to earn certain bonuses upon the Company’s achievement of certain performance milestones as set forth in his employment agreement. Mr. Nissenson’s employment agreement has an initial term of two (2) years and shall automatically renew for one (1) year periods. As consideration and pursuant to the Company’s 2018 Equity Incentive Plan, the Company issued to Mr. Nissenson an option to purchase 35,000 shares of the Company’s common stock at an exercise price of $5.00 per share. Mr. Nissenson is eligible to receive equity awards pursuant to the 2020 Equity Incentive Plan.

At the sole discretion of our Board, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Neev Nissenson (1)	2019	10	-	-	-	-	-	10
	2020	-	-	-	-	-	-	-
Andrew MacMillan (1)	2019	17		32	-	-	-	49
	2020	-		10				10
Yaron Shalem (1)	2019	17	-	32	-	-	-	49
	2020	24	-	10	-	-	-	34

1.	The fair value of the options awarded to Mr. Nissenson, Mr. MacMillan and Mr. Shalem in 2020 and 2019 was determined to be $100 thousand and $266 thousand, respectively using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment agreements for our named executive officers generally provide that in the event of termination of such executive’s employment for any reason, or if the executive resigns, the Company is required pay certain separation benefits, including (i) unpaid annual salary earned through the termination date; (ii) unused vacation; (iii) accrued and unpaid expenses; and (iv) other vested and accrued benefits to which he is entitled under the Company’s employee benefit plan. In the event the executive voluntarily resigns for “good reason” (as defined in each executive’s respective Employment Agreement) or the Company terminates their employment for any reason other than for cause (as defined in each executive’s respective Employment Agreement), the Company will be required to pay certain termination benefits, including (i) a lump sum payment equal to the greater of (A) unpaid annual salary through the end of the Initial Term or Renewal Term (as those terms are defined in each executive’s respective Employment Agreement) or (B) two years of annual salary and (ii) COBRA reimbursement.

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of four members, Mr. Shai Lustgarten, Mr. Neev Nissenson, Mr. Andrew J. MacMillan and Mr. Yaron Shalem. Mr. Lustgarten also serves as our Chief Executive Officer and Mr. Neev Nissenson serves as our Chief Financial Officer.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Mr. Andrew J. MacMillan and Mr. Yaron Shalem qualify as “independent directors” pursuant to such rules.

Meetings

Our Board of Directors met 4 times during 2020. Each member of our Board of Directors attended 100% of the total number of meetings of our Board and its committees on which he served during 2020.

Board Committees

We have three standing committees: the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee. We believe that the members of the Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee are deemed to be “independent” pursuant to the NASDAQ listing standards and applicable SEC rules. We believe that all members of our Board have been and remain qualified to serve on the committees of our Board and have the experience and knowledge to perform the duties required of the committees.

Audit Committee

The Audit Committee consists of Mr. Yaron Shalem and Mr. Andy MacMillan, whereby Mr. Shalem is the Chairperson. Our Board has determined that Mr. Shalem qualifies as an “audit committee financial expert,” as defined under the rules of the SEC.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board and report the results of their activities to the Board. The Audit Committee’s responsibilities include providing assistance to the Board in fulfilling the Board’s oversight responsibility relating to:

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

Compensation Committee

The Compensation Committee consists of Mr. Andrew J. MacMillan, Mr. Shai Lustgarten and Mr. Yaron Shalem. Mr. MacMillan serves as Chairperson

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2020: (i) by each of our directors; (ii) by each of our executive officers; (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2020, there were 4,684,736  shares of our common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO) (1)	1,377,858	29.41%
Andrew MacMillan (2)	77,500	1.65%
Yaron Shalem (2)	77,500	1.65%
Neev Nissenson (CFO) (5)	140,000	2.99%
All Executive Officers and Directors as a group (4 individuals)	1,672,858	35.71%
David Marin (3)	232,667	4.97%
Carlos Nissenson (4)	954,308	20.37%

1.	Includes 319,050 shares issuable upon the exercise of options. Also includes (i) 746,808 shares and (ii) 33,333 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.

2.	Represents shares issuable upon exercise of options.

3.	Includes 296,988 shares issuable upon the conversion of preferred stock and the exercise of warrants. The address of the shareholder is 12272 Monarch Street, Garden Grove, CA 92841.

4.	The address of the shareholder is Vasili Michailidi 9, 3206 Limassol, Cyprus. Includes 729,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Carlos J. Nissensohn. Also includes 158,333 shares underlying warrants.

5.	Includes 130,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2020

In February 2020, OMNIQ entered into a consulting agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, (the “Nissensohn Agreement”) pursuant to Mr. Carlos J. Nissensohn and/or an entity under his control will provide certain consulting services to the Company. The Nissensohn Agreement has a four (4) year term and automatically renews for additional one (1) year periods unless either party elects to terminate the Nissensohn Agreement. Pursuant to the Nissensohn Agreement, we will pay Mr. Nissensohn a monthly fee of $30,000. Mr. Nissensohn shall also be eligible to receive certain milestone bonuses as set forth in the Nissensohn Agreement. Mr. Nissensohn is a principal stockholder of the Company. Mr. Carlos J. Nissensohn is the father of Neev Nissenson, our CFO and board member.

2019

In September 2019, the Company entered into a letter agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, (the “Nissensohn Agreement”) pursuant to which they agreed to extend the term of Mr. Nissensohn’s and/or an entity under his control’s consulting agreement, for an additional two (2) years. As consideration and in light of Mr. Nissensohn’s and/or an entity under his control’s past consulting services which the Company believes were essential to its achievements, the Company, pursuant to its 2018 Equity Incentive Plan, issued to Mr. Nissensohn and/or an entity under his control 27,500 shares of the Company’s common stock.

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

The fees shown in the table under the 2019 column reflect fees billed to us by RBSM and Haynie & Company while the 2020 column reflects fees billed by multiple firms.

	Fiscal Year Ended
	December 31,
In thousands	2020	2019
Audit fees	$263	$207
Audit related fees	-	-
Tax fees	$72	-
All other fees	$14	-
Totals	$349	$207

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

Date: March 31, 2021

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer	March 31, 2021
Shai Lustgarten

/s/ Neev Nissenson	Director, Chief Financial Officer	March 31, 2021
Neev Nissenson

/s/ Yaron Shalem	Director	March 31, 2021
Yaron Shalem

/s/ Andrew J. MacMillan	Director	March 31, 2021
Andrew J. MacMillan

OMNIQ CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OMNIQ Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OMNIQ Corp. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Refer to Note 2 to the consolidated financial statements

The Company has goodwill of $14.7 million as of December 30, 2020. The Company evaluates its goodwill at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performed a goodwill analysis by calculating the fair value of its operating segment using both an income and market approach and comparing it to the carrying amount of its goodwill. The income approach employed a discounted cash flow using a forecast developed by management. The market approach used information from comparable companies to calculate a value using multiples of revenue and earnings before interest, taxes, depreciation, and amortization. These valuation methods require management to make significant estimates and assumptions related to projected cash flows. No impairment was recorded by the Company for the year ended December 31, 2020

We identified goodwill as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2020. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, gaining an understanding of management's process for developing the fair value estimate. We also evaluated the expertise, qualifications, and independence of management’s specialist engaged to complete the evaluation. We used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology. In evaluating the Company’s assumptions, we compared them to historical results, financial information subsequent to year end, and to customer orders to be filled. Finally, we considered the sensitivity of their cash flow model assumptions by assessing different scenarios.

Haynie & Company
Salt Lake City, Utah
March 31, 2021

We have served as the Company’s auditor since 2019.

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands, except share and per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$4,594	$1,615
Accounts receivable, net	9,661	6,694
Inventory	1,507	1,889
Prepaid expenses	670	362
Other current assets	10	65
Total current assets	16,442	10,625

Property and equipment, net of accumulated depreciation of $600 and $2,195, respectively	289	463
Goodwill	14,695	13,921
Trade name, net of accumulated amortization of $3,362 and $2,932, respectively	1,028	1,458
Customer relationships, net of accumulated amortization of $8,111 and $6,578, respectively	4,479	6,012
Other intangibles, net of accumulated amortization of $382 and $185, respectively	1,042	1,138
Cash, restricted	533	533
Right of Use asset	76	131
Other assets	74	172
Total assets	$38,658	$34,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$26,811	$18,694
Line of credit	4,914	1,365
Accrued payroll and sales tax	1,717	1,556
Notes payable, related parties – current portion	433	1,025
Notes payable – current portion	6,449	6,497
Lease liability – current portion	31	54
Other current liabilities	1,412	1,599
Total current liabilities	41,767	30,790

Long term liabilities
Notes payable, related party, less current portion	683	1,172
Accrued interest and accrued liabilities, related party	56	76
Notes payable, less current portion	1	143
Lease liability, less current portion	48	80
Other long term liabilities	1,146	384
Total liabilities	$43,701	$32,615

Stockholders’ equity (Deficit)
Series A Preferred stock; 0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; 0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; 0.001 par value; 5,000,000 shares designated, 2,145,030 and 4,828,530 shares issued and Outstanding, respectively	2	5
Common stock; 0.001 par value; 15,000,000 shares authorized; 4,684,736 and 3,960,405 shares issued and outstanding, respectively.	5	4
Additional paid-in capital	51,842	46,861
Accumulated (deficit)	(56,726)	(45,063)
Accumulated other comprehensive loss	(166)	1
Total stockholders’ equity	$(5,043)	$1,808
Total liabilities and stockholders’ equity (deficit)	$38,658	$34,453

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,

(In thousands, except share and per share data)	2020	2019
Revenues
Total Revenues, net	$55,209	$57,199

Cost of goods sold
Cost of goods sold	44,293	43,165

Gross profit	10,916	14,034

Operating expenses
Research and development	1,805	1,063
Selling, General and Administrative	15,802	13,682
Depreciation	178	151
Intangible amortization	2,114	2,002
	19,899	16,898

Loss from operations	(8,983)	(2,864)

Other income (expenses):
Interest expense	(2,628)	(2,555)
Other (expenses) income	112	(23)
Total other expense	(2,516)	(2,578)

Net loss before income taxes	(11,499)	(5,442)

(Provision) benefit for Income Taxes
Current	(5)	(14)
Deferred	-	-
Total income tax benefit (provision)	(5)	(14)

Net loss from continuing operations	$(11,504)	$(5,456)
Less: Preferred stock – series C dividend	(191)	(146)

Net loss attributable to the common stockholders	(11,313)	(5,310)
Foreign currency translation adjustment	(167)	-
Other comprehensive income (loss)	$(11,150)	$(5,310)

Net loss per share – basic	$(2.46)	$(1.37)
Net loss per share – diluted	$(2.66)	$(1.37)

Weighted average number of common shares outstanding – basic and diluted	4,322,303	3,889,478

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

	Series C Preferred Stock		Common Stock		Additional Paid-in	Shares	Accumulated	Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2018	4,829	$5	3,597	$4	$42,266	(230)	$(39,753)	$1	$2,523
Dividend on Class C Shares	-	-	-	-	-	-	146	-	146
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	78	-	1,267	-	-	-	1,267
Stock and warrant issuances, net of issuance costs	-	-	833	1	3,406	-	-	-	3,407
Purchase price adjustment – shares to be received	-	-	(555)	(1)	1	-	-	-	-
Stock redemption	-	-	(25)	-	(230)	230	-	-	(230)
Conversion of debt	-	-	32	-	150	-	-	-	150
Net (loss)	-	-	-	-	-	-	(5,456)	-	(5,456)
Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	-	$(45,063)	$1	$1,808

Dividend on Class C Shares	-	-	-	-	-	-	(191)	-	(191)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	2,012	-	-	-	2,012
Stock and warrant issuance for services	-	-	302	1	1,639	-	-	-	1,640
Stock and warrant issued for Acquisition	-	-	80	-	504	-	-	-	504
Cumulative Translation Adjustment	-	-	-	-	-	-		(167)	(167)
exercise of stock options and warrants	-	-	91	-	-	-	-	-	-
Conversion of Equity	(2,684)	(3)	134		3				-
Other	-						32		32
Conversion of debt			118	-	822	-	-	-	822
Net (loss)	-	-	-	-	-	-	(11,504)	-	(11,504)
Balance, December 31, 2020	2,145	$2	4,685	$5	$51,842	-	$(56,726)	$(166)	$(5,043)

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands, except share and per share data)	2020	2019
Cash flows from operations
Net loss	$(11,504)	$(5,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Early extinguishment of debt	(948)	-
Stock-based compensation	2,012	1,267
Stock and warrant issued for services	1,640	-
Depreciation and amortization	2,292	2,154
Amortization of ROU asset	55	93
Changes in operating assets and liabilities:
Accounts receivable	(2,953)	5,568
Prepaid expenses	(313)	(271)
Inventory	381	(178)
Other assets	84	(11)
Accounts payable and accrued liabilities	8,062	2,011
Accrued interest and accrued liabilities, related party	(20)	43
Accrued payroll and sales taxes payable	161	(617)
Lease liability	(55)	(89)
Other liabilities	686	(259)
Net cash (used in) provided by operating activities	(420)	4,255

Cash flows from investing activities
Purchase of property and equipment	(4)	(134)
Other assets	98	(117)
Net cash provided by (used in) investing activities	94	(251)

Cash flows from financing activities
Proceeds from ESPP stock issuance	1	1
Proceeds from sale of common stock		3,770
Payments on notes/loans payable	(1023)	(3,369)
Proceeds from the issuance of notes/loans payable	898	-
Proceeds from (payments on) line of credit	3,549	(3,169)
Net cash (used in) provided by financing activities	3,425	(2,767)

Net increase in cash	3,099	1,237
Foreign currency translation adjustment	(120)	-
Cash beginning of year	1,615	378
Cash, end of year	$4,594	$1,615

Cash paid for interest	$2,404	$2,167
Cash paid for taxes	$196	$47
Supplementary for non-cash flow information:
Stock issued for services	$2,012	$274
Accounts payable converted to notes payable	$-	$-
Debt conversion	$822	$550
Equity Conversion	3	-
Change in terms of accounts payable	$(8,115)	$(801)

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

NOTE 1 – NATURE OF OPERATIONS

OMNIQ Corp., a Delaware corporation, formerly Quest Solution, Inc., together with its wholly owned subsidiaries, referred to herein as “we,” “us,” and “our” (“OMNIQ” or the “Company”), was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

From 2008 and to 2013, we were in the business of developing oil and gas reserves. In January 2014, we determined it was in the best interest of our stockholders to focus on operating companies with a track record of positive cash flows and larger existing revenue bases. Our strategy developed into leveraging management’s relationships in the business world for investments for the Company.

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine vision image processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	ViascanQdata, Inc (October 2015 – later sold in September 2016)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)

We use patented and proprietary artificial intelligence (AI) technology to deliver data collection, real time surveillance and monitoring for supply chain management, homeland security, public safety, traffic & parking management and access control applications. The technology and services we provide helps our clients move people, assets and data safely and securely through airports, warehouses, schools, national borders, and many other applications and environments.

We offer end-to-end solutions that include hardware, software, communications, and full lifecycle management services. We are an established manufacturer and distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, transportation and logistics, and oil, gas, and chemicals.

COVID-19

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world, including in the primary regions we operate. Many State Governors issued temporary Executive Orders in 2020, that, among other stipulations, effectively limited in-person work activities for most industries and businesses having the effect of suspending or severely curtailing operations. Many of these orders are in the process of being lifted.. To date, we have not incurred any significant interruptions to our day-to-day operations or supply chain, except some of our employees have or are working remotely. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures at our corporate office and branch locations, promotion of social distancing and the wearing of face coverings (masks) at our corporate office and branch locations, and requirements for employees to work from home where possible.

As the impact of COVID-19 became more widespread in March 2020, our sales volumes began to decline from previous years. Our total revenues for the year ended December 31, 2020, were 3.48% lower than those of the year ended December 31, 2019. COVID-19 had a more significant impact on our gross margin. Total gross margin percentage dropped 5% for the year ended December 31, 2020 compared to 2019. The timing and the extent of the continued recovery in our sales volumes cannot be reasonably estimated at this time. As such, the extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners, all of which cannot be reasonably predicted at this time.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly owned subsidiaries Quest Marketing, Inc., Quest Exchange Ltd., and HTS Image Processing, Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”

All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. Business combinations are included in the consolidated financial statements from their respective dates of acquisition.

Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

Cash, Cash Equivalents and Restricted Cash

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2020 and 2019.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

The Company has restricted cash on deposit with a federally insured bank in the amount of $533 thousand at December 31, 2020 and 2019, respectively.

Accounts Receivable

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification Topic 326, Credit Losses (Topic 326)., the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 326.

We believe concentration of credit risk, with respect to our receivables, is limited because our customer base is comprised of a number of geographically diverse customers. We manage credit risk through credit approvals, credit limits and other monitoring procedures.

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $28 thousand and $36 thousand for the years ended December 31, 2020 and 2019, respectively.

Inventory

Substantially all inventory consists of raw materials and finished goods and are valued at the lower of actual cost or net realizable value; where net realizable value is considered to be estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.

Property and Equipment

Property and equipment are recorded at cost and depreciated using both straight-line over the estimated useful lives. Ordinary repair and maintenance costs are included in sales, general and administrative (“SG&A”) expenses on our consolidated statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 2020 and 2019 was $178 thousand and $151 thousand, respectively. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Furniture and fixtures Computer equipment Office equipment Software Leasehold improvements	5 to 7 years 3 to 5 years 3 to 10 year 3 years 15 years

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The FASB fair value measurement guidance established a fair value hierarchy that prioritizes the inputs used to measure fair value. The three broad levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observable inputs may result in a reclassification of assets and liabilities within the three levels of the hierarchy outlined above.

The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Goodwill and Intangibles

We have made acquisitions in the past that resulted in the recognition of goodwill. Goodwill is the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We evaluate goodwill for impairment annually or more frequently, if triggering events occur or other impairment indicators arise which might impair recoverability.

Application of the goodwill impairment test requires judgment. We performed a Step 1 quantitative assessment of goodwill impairment as of December 31, 2020, our annual impairment test date. We compared the carrying value inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described below. Based on this quantitative test, we determined there was no impairment as of the December 31, 2020.

For purposes of performing the quantitative impairment test described above, we estimate the fair value by utilizing fair value techniques consistent with the income approach and market approach. When performing the income approach for each reporting unit, we use a discounted cash flow analysis based on our internal projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. Our cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The WACC is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise and represents the expected cost of new capital likely to be used by market participants. The WACC is used to discount our combined future cash flows. The inputs and variables used in determining the fair value of a reporting unit require management to make certain assumptions regarding the impact of operating and macroeconomic changes, as well as estimates of future cash flows. Our estimates regarding future cash flows are based on historical experience and projections of future operating performance, including revenues, margins and operating expenses. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of a reporting unit’s fair value, and therefore could affect the likelihood and amount of potential impairment. Under the market approach, we compare the reporting units to selected reasonably similar (or “guideline”) publicly-traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of our reporting unit relative to the selected guideline companies; and (iii) applied to the operating data of our reporting unit to arrive at an indication of value. The application of the market approach results in an estimate of the price reasonably expected to be realized from a sale of the Company.

Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years.

Leases

We adopted ASU 2016-02, Leases (Topic 842): effective January 1, 2019. We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as a real estate contract that provides an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset.

Our lease portfolio is substantially comprised of operating leases related to leases of real estate and improvements. From time to time, we may also lease various types of small equipment and vehicles.

Operating lease right-of-use (“ROU”) assets represent our right to use an individual asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide the lessor’s implicit rate, we use our incremental borrowing rate (“IBR”) at the commencement date in determining the present value of lease payments by utilizing a fully collateralized rate for a fully amortizing loan with the same term as the lease.

Lease terms include options to extend the lease when it is reasonably certain those options will be exercised. For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term. Our leases can include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when such renewal options and/or termination options are reasonably certain of exercise.

A ROU asset is subject to the same impairment guidance as assets categorized as plant, property, and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets.

A lease modification is a change to the terms and conditions of a contract that change the scope or consideration of a lease. For example, a change to the terms and conditions to the contract that adds or terminates the right to use one or more underlying assets, or extends or shortens the contractual lease term, is a modification. Depending on facts and circumstances, a lease modification may be accounted as either: (1) the original lease plus the lease of a separate asset(s) or (2) a modified lease. A lease will be remeasured if there are changes to the lease contract that do not give rise to a separate lease.

Purchase Accounting and Business Combinations

We account for our business combinations using the purchase method of accounting which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable. The excess of cost of an acquired entity over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.

The valuation and allocation processes rely on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive updated information, including appraisals and other analyses, which are completed within one year of the acquisition. Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

Revenue Recognition.

When entering into contracts with our customers, we review follow the five steps outline in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606):

i.	Identify the contract with our customer.

ii.	Identify the performance obligations in the contract.

iii.	Determine the transaction price.

iv.	Allocate the transaction price to the performance obligations. And

v.	Evaluate the satisfaction of the performance obligations,

We account for contracts, with our customers, when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable.

We evaluate, in accordance with Topic 606, whether we meet the criteria to be a principal or an agent and record the revenue on a gross or net basis. We are considered a principal if we obtain control of any one of the following:

i.	A good or another asset from another party that we then transfer to our customer.

ii.	A right to a service to be performed by another party, which gives the us the ability to direct that party to provide the service to the customer on our behalf, and

iii.	A good or service from another party that we then combine with other goods or services in providing the specified good or service to our customer.

We have certain relationships with manufacturers and suppliers to sell us products or provide services. Our contracts may transfer to our customer a right to a future service or product to be provided by our manufacturer or supplier. When a specified good or service is a right to a good or service is provided by a manufacturer or supplier, we evaluate whether we control the right to the goods or services before that right is transferred to the customer rather than whether we control the underlying goods or services.

Indicators that we control the specified good or service before it is transferred to the customer (and we are therefore a principal) include, but are not limited to, the following:

i.	We are responsible for fulfilling the promise to provide the specified good or service. This typically includes responsibility for the acceptability of the specified good or service. If we are primarily responsible for fulfilling the promise to provide the specified good or service, this may indicate that the other party involved in providing the specified good or service is acting on our behalf. Often, we provide value added services (combining hardware, integrating hardware to software, etc.) to the products and services purchased from our manufacturers and suppliers.

ii.	We have inventory risk before the specified good or service has been transferred to a customer. Our purchases of products or services from our manufactures and suppliers is evidenced by our issuing a binding purchase order contract with the negotiated terms including specifications, pricing, delivery among other things. Our obligation for purchased products and services is mutually exclusive of our customers’ performance (failure to take acceptance, make payment, etc.

iii.	We have sole discretion in establishing our price for the specified good or service. Establishing the price our customer pays for a specified good or service may indicate we have the ability to direct the use of that good or service and obtain substantially all of the remaining benefits. We control and set the pricing for the product or services to be provided to our customers.

If the terms of a transaction do not indicate we are acting as a principal in the transaction, we are then considered acting as an agent and the associated revenues would be recognized on a net basis.

As principal, when (or as) we satisfy a performance obligation, we recognize revenue in the gross amount of consideration which we expect to be entitled in exchange for the specified good or service transferred. We are an agent if our performance obligation is to arrange for the provision of the specified good or service by another party. As an agent, we do not control the specified good or service provided by another party before that good or service is transferred to our customer. As an agent, when (or as) we satisfy a performance obligation, we recognize revenue in the amount of any fee or commission which we expect to be entitled in exchange for arranging for the specified goods or services to be provided by another party to our customer.

Under Topic 606, we recognize revenue (on either a gross or net basis previously discussed) only when we satisfy a performance obligation by transferring a promised good or service to our customer. A good or service is considered to be transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue (either gross or net) once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

i.	We have a right to payment for the product or service,
ii.	The customer has legal title to the product,
iii.	We have transferred physical possession of the product to the customer,
iv.	The customer has the risk and rewards of ownership of the product, and
v.	The customer has accepted the product.

Revenue Recognition for Hardware. Revenues from sales of hardware products are recognized on a gross basis as we are acting as a principal in these transactions, with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales. We recognize revenue from these transactions when control has passed to the customer.

Manufacturers and suppliers, from whom we purchase hardware, often provide their warranties only providing assurance the products and services will conform to their specifications. These assurance type warranties are not sold separately and are not considered separate performance obligations. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. We consider these warranties to be separate performance obligations from the underlying product. For warranties, where we are arranging those services be provided by a third-party, we are acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Software. Sales of software licenses are generally considered a single performance obligation. When we are considered to be the principal, we recognize revenues on a gross basis at the point the software is delivered to and accepted by our customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect.

As explained above, we evaluate whether the software assurance is a separate performance obligation by assessing if the third-party delivered software assurance is critical or essential to the core functionality of the software itself. This involves considering:

i.	If the software provides its original intended functionality to the customer without the updates,
ii.	If the customer would ascribe a higher value to the upgrades versus the up-front deliverable,
iii.	If the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and
iv.	If the customer chooses to not delay or always install upgrades.

If we determine the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation.

In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. We consider these warranties to be separate performance obligations from the underlying product. For warranties, where we are arranging those services be provided by a third-party, we are acting as an agent in the transaction and records revenue on a net basis at the point of sale.

Revenue Recognition for Services. We provide professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally, as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and we transfers those services.

Revenues from the sale of professional and support services, provided by us, are recognized over the period the service is provided. As the customer receives the benefit of the service each month, we recognize the respective revenue on a gross basis as we are acting as a principal in the transaction. Additionally, we manage services team provides project support to customers that are billed on a fixed fee basis. We are acting as the principal in the transaction and recognize revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Freight Costs. We record both the freight billed to its customers and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, we record the freight costs as cost of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

Reverse Stock Split

Effective November 20, 2019, we implemented a one-for-20 reverse stock split of the Company’s common stock. The par value of common stock and the number of authorized shares were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. As a result of the Reverse Split, proportionate adjustments have been made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by the Company and outstanding immediately prior to the Effective Time, which resulted in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options, Preferred stock, restricted stock units and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares authorized for future grant under the Company’s equity incentive/compensation plans immediately prior to the Effective Time was reduced proportionately.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by Financial Accounting Standards Board (the “FASB”) where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period.

We record  stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation – Stock Compensation. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straightline basis primarily over the vesting period of the options.

In August 2020, the Board of Directors approved our 2020 Equity Incentive Plan and later amended it. In September 2020, our shareholders adopted and ratified the 2020 Equity Incentive Plan. The total number of shares of Common Stock authorized for issuance under the 2020 Plan is 1,000,000.

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

Advertising

The Company expenses marketing and advertising costs as incurred. During 2020 and 2019, the Company spent $283 thousand and $224 thousand, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All of our continuing operations are conducted in U.S. dollars except its subsidiary located in Israel. The records of the Israeli operation were maintained in the local currency and re-measured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date exchange rate, while the non-monetary assets and liabilities are converted using the historical exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the consolidated statement of operations and were included in the amount of loss from comprehensive income.

Income Taxes

We account for our income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

We also follow the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Our income is subject to taxation in both the U.S. and a foreign jurisdiction, Israel. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the we believe positions do not meet the more-likely-than-not recognition threshold. We adjust uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Our other comprehensive income (loss) is composed of foreign currency translation adjustments.

Net Loss Per Common Share

See NOTE 14 regarding our 1-for-20 reverse stock split. Share related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2020 and December 31, 2019 were 4,322,303 and 3,889,478, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

In thousands	2020	2019
Options to purchase common stock	1,553	737
Convertible preferred stock	-	242
Warrants to purchase common stock	75	225
Potential shares excluded from diluted net loss per share	1,628	1,204

Reclassifications and Comparability

Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation for comparative purposes. This had no effect on total assets or net income.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. ASU 2019-12 became effective on January 1, 2021 and is not expected to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. We intend to continue to monitor the developments with respect to the planned phase-out out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition. However, we can provide no assurances regarding the impact of the discontinuation of LIBOR as there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. Our exposure related to the expected cessation of LIBOR is limited to the interest expense we incur on balances outstanding under our Credit Facility. The potential impact from the cessation of LIBOR as a reference rate, as well as the applicability of ASU 2020-04, is not currently estimable.

Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Codification Topic 326, Credit Losses (Topic 326). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, we recognize an allowance for our estimate of expected credit losses over the entire contractual term of our receivables from the date of initial recognition of the financial instrument. Measurement of expected credit losses are based on relevant forecasts that affect collectability. Topic 326 applies to trade receivables from certain revenue transactions including receivables from equipment sales, parts and service sales. Under Accounting Standard Codification Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that these trade receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The adoption of Topic 326 did not have a material impact on our consolidated financial statements and related disclosures or our existing internal controls because accounts receivable are of short duration and there is not a material difference between incurred losses and expected losses.

On January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement - Disclosure Framework. ASU 2018-13 modifies the disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements and footnotes.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As of December 31, 2020, we had a working capital deficit of $25.3 million and an accumulated deficit of $56.7 million. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

Management’s plan to eliminate the going concern situation includes, but is not limited to, the following:

●	The continuation of improving cash flow by maintaining moderate cost reductions (subsequent to aggressive cost reduction actions implemented in previous years);

●	Increasing the accounts receivable factoring line of credit;

●	Negotiating lower interest rates on outstanding debt;

●	Potential issuances of additional common stock;

●	The creation of additional sales and profits across its product lines, and the obtaining of sufficient financing to restructure current debt in a manner more in line with the Company’s improving cash flow and cost reduction successes;

●	In our portfolio of products, we have a computer vision technology that is based on AI and machine learning concepts. These solutions have a higher gross profit that will provide an increase in cashflow on a consolidated basis going forward. The Company has an operating facility with the ability for light manufacturing and assembling components, which helps reduce the cost of goods and increase profit margins;

●	In April 2019, the Company raised approximately $5.0 million in gross proceeds from the sale of 833,333 shares of the Company’s common stock.

NOTE 4 – BUSINESS ACQUISITION

In February 2020, (the “Closing Date”), we entered into an Asset Purchase Agreement (the “Eyepax Agreement”), with Eyepax IT Consulting, LLC (the “Seller”); whereby, we acquired Seller’s accounts receivable and the license, ownership rights and source code of the parking Enforcement and Revenue Control System. The Company also assumed the Seller’s accounts payable liabilities. Pursuant to the terms of the Eyepax Agreement, the purchase price paid was to be paid as follows:

1.	$100,000 was paid on the Closing Date, less $5,000 previously paid as an advance payment, accordingly the remaining balance paid in cash on Closing Date was $95,000.

2.	$25,000 per month for three months to be paid on or before the last business day of the month beginning with the first month after the Closing Date, and a fourth payment of $20,000 until a total of $95,000 has been made.

3.	Beginning on the first month after Closing Date, $5,000 per month to be paid in ten (10) monthly installments.

4.	80,000 shares of the Company’s common stock in the name of the Seller, were issued during 45 days from Closing Date at $5.50 per common share.

5.	Stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The option shares vest in equal quarterly periods, expiring in February 2023.

The purchase price was measured at fair value on the Closing Date as follows (in thousands):

Cash payments to Seller	245
Subscribed common stock	440
Stock purchase options	91
Total	776

The assets acquired and liabilities assumed have been recognized at the Closing date and were measured at fair value as follows (in thousands):

Accounts receivable	13
Software (intangible)	100
Liabilities assumed	(113)
Net assets acquired at fair value	1
Total purchase price	775
Goodwill recognized	774

We estimated the fair value the stock purchase option using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. In valuing these options, the Company assumed a cumulative stock volatility of 269.42%, 36 months expected life, and a risk-free interest rate of 1.160% and dividend yield of 0%.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2020	2019
Trade Accounts Receivable	$9,689	$6,730
Less Allowance for doubtful accounts	(28)	(36)
Total Accounts Receivable (net)	$9,661	$6,694

For the years ended December 31, 2020 and 2019, one customer accounted for 37.2% and 12.3%, respectively, of the Company’s revenues.

Accounts receivable at December 31, 2020 and 2019 are made up of trade receivables due from customers in the ordinary course of business. One customer represented 35.4% of the balance of accounts receivable at December 31, 2020 and two customers made up 20.9% of the accounts receivable balance at December 31 for 2019, which represented greater than 10% of total accounts receivable at December 31, 2020 and 2019, respectively.

NOTE 6 – INVENTORY

Inventory consisted of the following as of December 31:

In thousands	2020	2019

Raw Materials	946	1,055
Work in process	-	44
Finished goods (less Allowance)	561	790
Total inventories	$1,507	$1,889

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

We have made acquisitions in the past that resulted in the recognition of goodwill. Based on our analysis there have been no impairment charges recorded against goodwill in 2020 and 2019. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over the estimated useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2020 and 2019 was $2.1 million and $2.0 million, respectively.

Goodwill and Intangible assets consisted of the following as of December 31:

In thousands	2020	2019
Goodwill	$14,695	$13,921
Trade Names	4,390	4,390
Customer Relationships	12,590	12,590
Intellectual property	1,424	1,323
Accumulated amortization	(11,855)	(9,695)
Intangibles, net	$21,244	$22,529

The future amortization expense on the Customer Relationships, and IP are as follows:

In thousands
Years ending December 31,
2021	2,133
2022	1,507
2023	934
2024	487
2025	472
Thereafter	1,016

Total	$6,549

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2020 and 2019.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are made up of payables due to vendors in the ordinary course of business at December 31, 2020 and 2019. One vendor made up 92.4% and 83.0% of our accounts payable in 2020 and 2019, respectively, which represented greater than 10% of total accounts payable at December 31, 2020 and 2019, respectively.

NOTE 9 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us working capital.

In July 2016, we entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivable to Action. Pursuant to the FASA, the outstanding principal amount of advances made by Action at any time shall not exceed $5.0 million. Action reserves and withholds to 5% of the face amount of each account purchased in a reserve account. As of December 31, 2020 and 2019, the balance outstanding was $4,914 thousand and $1,365 thousand, respectively.

The annual interest rate with respect to the daily average balance of unpaid advances outstanding under the FASA (computed on a monthly basis) is equal to the “Prime Rate” of Wells Fargo Bank N.A. plus 2.0%, plus a monthly fee equal to 0.75% of the average outstanding balance. we also pay all other costs incurred by Action under the FASA, including all bank fees. The FASA continues in full force and effect unless terminated by either party upon 30 days’ prior written notice. The FASA credit facility is collateralized with a security interest in certain assets of the Company. The FASA includes customary representations and warranties and default provisions for transactions of this type.

NOTE 10 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of December 31:

	2020	2019
In thousands
Note payable –Marin	$660	$900
Note payable –Thomet	413	563
Note payable –Zicman	-	135
Note payable–Shareholder Convertible Note	43	150
Note payable - RWCC	-	449
Total notes payable	1,116	2,197
Less current portion	433	1,025
Long-term portion	$683	$1,172

For the years ended December 31, 2020 and December 31, 2019, the Company recorded interest expense in connection with these notes in the amount of $15 thousand and $49 thousand, respectively.

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of December 31, 2020, was $56 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

Note Payable – Zicman

In February 2018, we entered into a $180 thousand note payable Zicman. In May 2020, the Company and Zicman entered into a conversion agreement (the “Conversion Agreement”) whereby Zicman agreed to convert the principal outstanding on the note as of May 2020, into OMNIQ common stock ($0.001 par value). The total principal and interest outstanding as of May 2020 was $168 thousand which was converted, in accordance with the Conversion Agreement, into 24,000 shares of OMNIQ common stock.

Note Payable – Shareholder Convertible Note

In October 2018, we entered into a $700 thousand, 6% annual interest rate convertible note payable (the “Shareholder Convertible Note”) with Walefar and Campbeltown (collectively the “Holders”), in connection with the HTS Image Processing, Inc. Mr Shai Lustgarten, our Chief executive Officer and Director is the principal shareholder in Walefar. Mr. Carlos J. Nissensohn, a consultant and significant shareholder in OMNIQ, is the principal shareholder in Campbeltown.

The Shareholder Convertible Note provided Holders a right , at any time on or after the loan origination date, to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any Default Interest) into fully paid and non-assessable shares of OMNIQ’scommon stock.The number of conversion shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect on the date specified in the notice of conversion delivered us by the Holder. The conversion rate was set at $4.72 per share.

In April 2019, and in accordance with the Convertible Shareholder Note, the Holders converted $400 thousand ($200 thousand each) of unpaid principal outstanding. The Holders received 87,476 (42,373 each) common stock shares and 87,476 (42,373 each) in common stock warrants.

In September 2019, and in accordance with the terms of the Convertible Shareholder Note, the Holders, exercised the right to convert $150 thousand ($75 thousand each) in unpaid principal balance into fully paid and non-assessable shares of our common stock at a conversion price of $4.72. Accordingly, the Company issued 31,780 common shares (15,890 shareseach) to the Holders.

Note payable – RWCC

We acquired the Note Payable – RWCC (“RWCC Note”) with the acquisition of HTS. The RWCC Note was a non-interest-bearing note. The RWCC Note was historically discounted using an effective interest rate of 5.0%. As of December 3, 2020, this note is paid off. The RWCC Note was classified as a related party note because the Chief Executive Officer of RWCC is the son of a significant shareholder of the Company and a sibling to the Chief Financial Officer.

The repayment of the notes payable, related parties as of December 31, 2020, is as follows for the years ending December 31, 2020:

In thousands

2021	433
2022	390
2023	293
2024
Thereafter	-
Total	$1,116

NOTE 11 – OTHER NOTES PAYABLE

Other notes payable consists of the following as of December 31, 2020:

In thousands	2020	2019
Note Payable - Secured Supplier Note	$6,443	$6,490
Notes Payable - other	7	150
Total	6,450	6,640
Less current portion	6,449	6,497
Long Term Notes Payable	$1	$143

Future maturities of notes payable are as follows for the years ending December 31, 2020:

In thousands

2021	$6,449
2022	1
Thereafter	-
Total	$6,450

Paycheck Protection Program Note Payable

In May 2020, we entered into a Loan Agreement with Zions Bank corporation, NA (“Zions”) whereby we borrowed $887,500 from Zions under the Small Business Administration’s (the “SBA”) Paycheck Protection Program. In October 2020, OMNIQ applied for and was granted forgiveness of the full amount owed (including accrued interest) by Zions on behalf of the SBA. We recognized a gain on forgiveness of debt of $887,500; included in early other (expenses) income on the consolidated statements of operations.

Supplier Secured Note Payable

In July 2016, we and a supplier entered into a secured promissory note (the “Secured Supplier Note”), in the principal amount of $12.5 million and interest at 12% per annum. The Secured Supplier Note was to be paid in six consecutive monthly installments of a minimum principal amount of $250 thousand each principal and accrued interest, , with any remaining principal and accrued interest due and payable on December 31, 2016.

From November 2016 through March 2019, the Secured Supplier Note was amended six times (the “Amendments”), each time adjusting the payment terms and maturity date.

In April 2019, we entered into a seventh amendment extending the maturity date to July 31, 2019. This amendment requires we make three installment payments as follows:

●	First, a minimum payment in the amount $350 thousand plus all accrued interest on the principal due by May 15, 2019;
●	Second, a minimum payment in the amount of $500 thousand plus all accrued interest on the principal through such payment date, shall be due by June 15, 2019
●	Third, a minimum payment in the amount of $750 thousand plus all accrued interest on the principal through such payment date, shall be due by July 15, 2019; and
●	Any remaining principal and interest due at maturity.

We have made partial payments towards the required monthly installments under the terms of this amendment. As has been the case with each previous amendment, we are in continual negotiations with the holder of the Secured Supplier Note to extend the maturity date and establish a new schedule of payments.

Note Payable - Other

In connection with the acquisition of Bar Code Specialties, Inc. (“BCS”), a California corporation, the Company assumed a related party note payable to the former CTO of the RFID division of BCS. The note is payable in equal monthly installments of $5 thousand beginning October 31, 2014 and ended October 2018. The loan bears interest at 8.0% and is unsecured and subordinated to the Company’s bank debt. On June 5, 2020, the Company reached an agreement with the noteholder to convert an aggregate of $261 thousand in principal, unpaid interest, and penalties into an aggregate of 37,270 shares of Common Stock at a conversion price of $7.00 per share, which was based on the closing price on June 3, 2020. The balance on this loan at December 31, 2020 and December 31, 2019 was $0 and $137 thousand, respectively, all of which was classified as long-term

NOTE 12 – OTHER LIABILITIES

At December 31, 2020 and 2019, other liabilities consisted of the following:

In thousands	2020	2019
Other vendor payable	$801	801
Dividend payable	253	344
Bonus payable	27	385
Others	1,477	453
Total other liabilities	2,558	1,983
Less Current Portion	(1,412)	(1,599)
Total long term other liabilities	$1,146	$384

In prior years, we purchased key man life insurance policies for some of our executives to insure against risk of loss of an executive. As of December 31, 2020, we had $332 thousand in accrued obligations other liabilities related to the key man insurance policies.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, we were required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the years ending December 31, 2020, and 2019, the Company elected to forgo the match.

Operating Leases

As of December 31, 2020, we had two Operating leases as follows:

●	Office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of December 31, 2020, we had 29 months remaining on the lease.
●	A vehicle with monthly payments of less than $1 thousand. As of December 31, 2020, the Company had 13 months remaining on the lease.

Effective January 1, 2019 we adopted Topic 842. Targeted Improvements. As of December 31, 2020 we had two operating leases for office and assembly space and no financing leases. We elected the practical expedient ASU 2018-11, Leases (Topic 842): Targeted Improvements which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date. Therefore, we recognized and measured leases existing at January 1, 2019 (inception date). In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. Lastly, the Company elected a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

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

In thousands	January 1, 2019	December 31, 2019
ROU assets	$235	$131
Lease liability	$235	$134

On January 1, 2019, we had three operating leases for office and/or warehouse space and one operating lease for a vehicle as follows:

●	We were leasing approximately 7,000 sf of office space in Eugene, Oregon, with monthly payments of $4 thousand and an incremental borrowing rate of 15.06%. This lease was terminated in December 2019.
●	We were leasing a small office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of December 31, 2019, we had 41 months remaining on the lease with a lease liability of $96 thousand.
●	We were leasing a small office and warehouse in Anaheim, California, with monthly payments of $2 thousand and an incremental borrowing rate of 14.83%. As of December 31, 2019, we had 12 months remaining on the lease with a lease liability of $28 thousand.
●	We were leasing a vehicle with monthly payments of less than $1 thousand and an incremental borrowing rate of 14.83%. As of December 31, 2019, the Company had 25 months remaining on the lease with a lease liability of $9 thousand.

Other information related to our operating leases is as follows:

In thousands
ROU asset - January 1, 2019	$235
Decrease	$(11)
Amortization	$(93)
ROU asset - December 31, 2019	$131

Lease liability - January 1, 2019	$235
Decrease	$(11)
Amortization	$(90)
Lease liability - December 31, 2019	$134

In thousands
ROU asset - January 1, 2020	$131
Decrease	$-
Amortization	$(55)
ROU asset - December 31, 2020	$76

Lease liability - January 1, 2020	$134
Decrease	$-
Amortization	$(55)
Lease liability - December 31, 2020	$79

In thousands	December 31, 2020
Lease liability
Short term	$31
Long term	$48
Total	$79

As of December 31, 2020, our operating leases had a weighted average remaining lease term of 39.97 months and a weighted average discount rate of 14.57%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2020:

In thousands
Year	Minimum lease payments
2021	$41
2022	$38
2023	$16
Thereafter	$-
Total	$95
Less interest	$(16)
Present value of future minimum lease payments	$79
Less current obligations	$(31)
Long term lease obligations	$48

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

NOTE 14 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2020 and 2019, there were 1,000,000 Series A preferred shares authorized and zero Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2020 and 2019, there was one (1) preferred share authorized and zero preferred shares outstanding.

Series C

As of December 31, 2020 and 2019, there were 5,000,000 Series C Preferred Shares (“Series C”) authorized with 2,145,030 and 4,828,530 issued and outstanding, respectively. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2020 and 2019, the accrued dividends on the Series C Preferred Stock was $253 thousand and $344 thousand, respectively.

In June 2020, certain holders of Series C Shares elected to convert $2.7 million or 2,683,500 Series C shares and $283 thousand in accrued dividends in exchange for 190,365 OMNIQ common stock shares.

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

COMMON STOCK

In August 2020, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the September 2020, shareholders’ meeting. For the year ending December 31, 2020, we issued 336,146 shares ( $1.6 million) to consultants and advisors for services rendered.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the years ending December 31, 2020 and 2019, employees purchased 302 ($1 thousand) shares and 287 ($1 thousand) shares of commons stock.

For the years ending December 31, 2020 and 2019, 216,750 and zero, respectively, in stock options and stock warrants were exercised in exchange for 90,691 shares of OMNIQ common stock.

In April 2020 and in conjunction with the Eyepax acquisition, we issued the former owner 80,000 share of OMNIQ common stock.

In September 2020 and pursuant to the 2020 Equity Incentive Plan, we granted options to purchase an aggregate of 745,000 shares of our common stock to certain of our employees, officers and directors. Included in the total shares granted are options to purchase 230,000 shares of its common stock to Mr. Shai Lustgarten, our Chief Executive Officer, options to purchase 40,000 shares of its common stock to Mr. Neev Nissenson, our Chief Financial Officer, options to purchase 150,000 shares of its common stock to Mr. Carlos J. Nissensohn, a consultant and principal stockholder, and options to purchase 10,000 shares of its common stock to our Directors Andy MacMillan and Yaron Shalem, respectively. The remaining 305,000 granted options are for other employees and consultants. The exercise price of all of the options granted was $4.40 per share, which was the closing price of the Company’s common stock on September 29, 2020, the day prior to the grant, except for the options granted to Shai Lustgarten and Carlos J. Nissensohn, which have an exercise price of $4.84 per share. The options granted to Shai Lustgarten and Carlos J. Nissensohn have a term of five (5) years and the balance of the options have a term of ten (10) years.

Effective November 11, 2019, we implemented a one-for-20 reverse stock split of the Company’s common stock. The par value of common stock and the number of authorized shares were not adjusted as a result of the reverse stock split. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

In September 2019, and in accordance with the terms of the Convertible Promissory Note, Walefar and Campbeltown each exercised the right to convert $75 thousand in unpaid principal balance into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.236. Accordingly, we issued 317,796 shares to each of Walefar and Campbeltown.

In September 2019, we entered into a letter agreement with Shai Lustgarten, the Company’s Chief Executive Officer, pursuant to which we and Mr. Lustgarten agreed to extend the term of Mr. Lustgarten’s employment agreement for an additional two (2) years. As consideration and in light of the Company’s achievements under the leadership of Mr. Lustgarten, the Company, pursuant to its 2018 Equity Incentive Plan, issued to Mr. Lustgarten 50,000 shares of the OMNIQ common stock valued at $250 thousand.

In September 2019, we entered into a letter agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, pursuant to which they agreed to extend the term of Mr. Nissensohn’s and/or an entity under his control’s consulting agreement for an additional two (2) years. As consideration and in light of Mr. Nissensohn’s and/or an entity under his control’s past consulting services which we believe were essential to its recent achievements, we, pursuant to the 2018 Equity Incentive Plan, issued to Mr. Nissensohn and/or an entity under his control 27,500 shares of the Company’s common stock, valued at $138 thousand.

In April 2019, we entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, on April 9, 2019 (the “Closing Date”), the Company sold an aggregate, with the Conversions included, of $5.0 million of units (the “Units”) resulting in gross proceeds of $5.0 million, before deducting placement agent fees and offering expenses (the “Offering”). The individual Unit purchase price was $6.00. Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), and a warrant to purchase one share of Common Stock, and, as a result of the Offering, the Company issued 833,333 shares of Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 833,333 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.00 per Warrant Share, which Warrants are exercisable for a period of five and one-half years from the issuance date. Both Shai Lustgarten, the Company’s Chief Executive Officer, and Carlos J. Nissensohn, a consultant to and principal stockholder of the Company, participated in the Offering by converting $200 thousand each of unpaid principal owed to them from the HTS acquisition (the “Conversions”), by the Company in exchange for Shares and Warrants on the same terms as all other Purchasers. With the Conversions included, the Offering resulted in gross proceeds of $5.0 million. As a result of the Conversions, a principal amount of $150 thousand is owed to each Walefar and Campbeltown respectively under the note issued to them as partial consideration in the sale of HTS Image Processing to the Company on October 5, 2018.

Warrants and Stock Options

In connection with the April 2019 Securities Purchase Agreement previously described, we issued warrants to purchase 891,667 shares of our common stock at an exercise price equal to $7.00 per Warrant Share, which warrants are exercisable for a period of five and one-half years from the issuance date. The warrants were valued at $2.9 million. Also during 2019, we issued options to purchase 128,000 valued at $564 thousand.

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

The following table summarizes information about warrants granted during the years ended December 31,:

	2020		2019
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of year	1,166,667	$6.42	275,000	$4.55

Warrants granted	375,000	-	891,667	7.00
Warrants expired	25,000	-	-	-
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	150,000	-	-	-

Balance, end of year	1,366,667	$7.19	1,166,667	$6.42

Exercisable warrants	1,200,001	$7.14	1,166,667	$6.42

Outstanding warrants as of December 31, 2020 are as follows:

	Weighted Average		Weighted		Weighted
Range of	residual life		Average		Average
Exercise	span	Outstanding	Exercise	Exercisable	Exercise
Prices	(in years)	Warrants	Price	Warrants	Price

2.20	0.59	75,000	$2.20	75,000	$2.20
7.00	3.77	891,667	7.00	891,667	7.00
7.50	5.68	250,000	7.50	83,334	7.50
8.00	1.16	10,000	8.00	10,000	8.00
10.00	2.22	125,000	10.00	125,000	10.00
14.00	0.16	15,000	14.00	15,000	14.00

2.20 to 14.00	3.93	1,366,667	$8.12	1,200,001	$8.12

Warrants outstanding have the following expiry date and exercise prices as of the year ended December 31, 2020:

	Exercise
Expiry Date	Prices	2020	2019
June 26, 2020	$5.60	-	10,000
October 10, 2020	12.00	-	15,000
December 30, 2020	4.00	-	150,000
February 02, 2021	14.00	15,000	-
August 02, 2021	2.20	75,000	75,000
October 10, 2021	10.00	25,000	25,000
February 27, 2022	8.00	10,000	-
May 18, 2023	10.00	50,000	-
October 14, 2023	10.00	50,000	-
October 06, 2024	7.00	891,667	891,667
September 01, 2025	7.50	83,334	-
June 04, 2026	7.50	83,333	-
December 04, 2027	7.50	83,333	-

	$8.37	1,366,667	1,166,667

We have a stock option plan whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors on November 17, 2014 in order to provide an inducement and serve as a long-term incentive program. The maximum number of common shares that may be reserved for issuance was set at 500,000.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant. There are 500,000 of the Company’s common shares which may be issued pursuant to the exercise of share options granted under the Plan..

Stock Options - The following table summarizes information about stock options granted during the years ended December 31, 2020 and 2019:

	2020		2019
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of year	1,133,550	$4.00	1,006,050	$3.80

Stock options granted	775,000	-	127,500	5.00
Stock options expired	-	-	-	-
Stock options cancelled, forfeited	30,250	-	-	-
Stock options exercised	66,750	-	-	-

Balance, end of year	1,811,550	4.32	1,133,550	4.00

Exercisable stock options	999,988	$4.05	952,425	$3.94

Outstanding stock options as of December 31, 2020, are as follows:

	Weighted
	Average		Weighted
Range of	residual life		Average		Weighted
Exercise	span	Outstanding	Exercise	Exercisable	Average
Prices	(in years)	Stock Options	Price	Stock Options	Exercise Price

1.70	1.13	114,050	$1.70	114,050	$1.70
2.20	0.59	175,000	2.20	175,000	2.20
2.40	2.18	272,000	2.40	272,000	2.40
4.20	4.30	10,000	4.20	5,000	4.20
4.40	8.39	454,250	4.40	88,000	4.40
4.84	9.75	380,000	4.84	-	4.84
5.00	2.52	147,500	5.00	87,188	5.00
5.40	2.92	133,750	5.40	133,750	5.40
10.00	3.89	125,000	10.00	125,000	10.00

1.7 to 10	5.32	1,811,550	$4.05	999,988	$5.32

Stock options outstanding at the end of the year have the following expiry date and exercise prices:

	Exercise
Expiry Date	Prices	31-Dec-20	31-Dec-19

August 02, 2021	$2.20	175,000	175,000
February 17, 2022	1.50	38,017	38,017
February 17, 2022	1.80	76,033	76,033
February 28, 2023	5.00	20,000	-
March 05, 2023	2.40	272,000	340,000
July 31, 2023	5.00	127,500	127,500
October 31, 2023	4.40	89,250	108,250
November 30, 2023	5.40	133,750	143,750
November 20, 2024	10.00	125,000	125,000
April 20, 2025	4.20	10,000	-
September 30, 2030	4.40	365,000	-
September 30, 2030	4.84	380,000	-

	$4.26	1,811,550	1,133,550

We recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31, 2020 and 2019;

	2020	2019
In thousands
Stock compensation	$-	$388
Stock Option vesting	709	879
Total	$709	$1,267

NOTE 15 – RELATED PARTY TRANSACTIONS

In February 2020 we amended the consulting agreement with Mr. Carlos J. Nissensohn, a principal shareholder of the Company and a family member of a Director of the Company. The terms and condition of the contract are as follows:

●	48-month term with 90 day termination notice by the Company

●	A monthly fee of $30 thousand.

●	If we procure debt financing during the term of Mr. Nissensohn’s agreement, without any equity component, Mr. Nissensohn shall be entitled to 3% of the gross funds raised, however if we are required to pay a success fee to another external entity, then Mr. Nissensohn shall be entitled to only 2% of the gross funds raised.

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3 million to us within 24 months of the date the contract, Mr. Nissensohn shall further be entitled to certain warrants to be granted by us which upon their exercise pursuant to their terms, Mr. Nissensohn shall be entitled to receive OMNIQ shares which represent 3% of the OMNIQ issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by OMNIQ are subject to the approval of the Board of Directors of OMNIQ. However, if the Board does not approve the issuance of warrants; then Mr. Nissensohn will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissensohn will be entitled to a $80 thousand one-time payment which shall be paid on the 1st day that the OMNIQ shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that we close any M&A transaction with a third party target, Mr. Nissensohn shall be entitled to a success fee in the amount equal to 5% of the total transaction price, in any combination of cash and shares that will be determined by OMNIQ

Additional related party transactions are discussed in Notes 10.

NOTE 16 – INCOME TAX

For the year ended December 31, 2020, the Company has $5 thousand of current income tax provision (US State & Local and Foreign) and no deferred income tax provision.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2020	2019
Reserves and deferred revenue	$258	$238
163(J) Limitation	1,446	664
Stock options	-	-
Net operating loss	7,240	5,319
Total gross deferred tax assets	8,944	6,221
Less: Valuation Allowance	(8,325)	(5,414)
Net deferred tax assets	619	807

Deferred tax liabilities
Amortization of intangible assets and depreciation	(619)	(807)
Total deferred tax liabilities	(619)	(807)

Net deferred tax assets	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2020	2019
Deferred tax assets	$8,325	$5,414
Valuation allowance	(8,325)	(5,414)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $8.3 million and $5.4 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% Valuation Allowance, against its Net Deferred Tax Assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31, 2020 and 2019:

	2020	2019
Federal statutory tax rate	21%	21.0%
State taxes	4.42%	1.41%
Foreign income taxes	-%	-%
Nondeductible items	(1.89)%	(11.52)%
Acquisition accounting adjustments	-%	-%
Change in valuation allowance	(29.71)%	13.48%
Return to provision adjustments	1.66%	(25.33)%
Rate Change	4.03%	-%
Other	.44%	0.56%

Effective tax rate	(.06)%	(0.40)%

The Company reported no uncertain tax liability as of December 31, 2020 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2014, 2015, 2016, 2017, and 2018 federal and state income tax returns are open for examination by the applicable governmental authorities.

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

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date of this filing. No other significant events have occurred besides the events disclosed in the Notes to the Financial Statements.

EXHIBIT INDEX—we will update the exhibit index

Exhibit No.	Description

(a)	Exhibits.

3.1	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, dated November 18, 2019 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2019.

3.2	Amendment to Certificate of Designation of Series C Preferred Stock on June 17, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2016.

3.3	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, of OMNIQ Corp., dated September 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.2*	Description of Securities

4.3	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.4	Form of Warrant, incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

10.1	Factoring and Security Agreement, by and among Quest Solution, Inc., Quest Marketing, Inc., Bar Code Specialties, Inc., and Action Capital Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016.

10.2	Pledge and Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016.

10.3	Security Agreement, by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2016.

10.4	Warrant issued to David and Kathy Marin dated February 28, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2018.

10.5	Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

10.6	Universal Movable Hypothec and General Security Agreement by and among Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and ScanSource, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

10.7	Separation Agreement and General Release by and between Quest Solution, Inc. and Jason Griffith, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2016.

10.8	Separation Agreement and General Release by and between Quest Solution, Inc. and Scot Ross, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2016.

10.9	Redemption Agreement by and among Quest Solution, Inc., Danis Kurdi and 3587967 Canada, Inc. dated November 30, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

10.10	Exchange and Transfer Agreement, by and among Viascan Group. Inc., Quest Solution, Inc. and Quest Exchange Ltd. dated November 30, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 6, 2016.

30

10.11	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.12	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.13	Resignation Agreement by and between the Company and Tom Miller dated July 7, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2017.

10.14	Consulting Agreement by and between the Company and Carlos J Nissensohn dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.16	Termination Agreement by and between the Company and Joey Trombino dated September 29, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.18	Settlement Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin (the “Marin Settlement Agreement I”), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.19

Settlement Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.20	Settlement Agreement dated February 28, 2018 by and between the Company and George Zicman., incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.21	Voting Agreement dated February 28, 2018 by and between the Company and David and Kathy Marin, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.22	Voting Agreement dated February 28, 2018 by and between the Company and Kurt Thomet, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.23	Voting Agreement dated February 28, 2018 by and between the Company and George Zicman, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2018.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

31

10.25	Settlement Agreement with Jason Griffith, dated June 7, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018.

10.26	Amendment to Security Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.27	Amendment to Pledge and Security Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.28	Prepayment Agreement with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.29	Amendment #9 to Trade Credit Extension Letter with ScanSource, Inc. dated September 7, 2018, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.30	Amendment #6 to Secured Promissory Note with ScanSource, Inc. dated September 7, 2018 (the “Modified Note”), incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2018.

10.31	HTS Purchase Agreement, dated October 5, 2018, by and between the Company, Walefar Investments, Ltd. and Campbeltown Consulting, Ltd. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2018.

10.32	Convertible Promissory Note issued to Walefar Investments, Ltd. and Campbeltown Consulting, Ltd., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2018.

10.33	Form of Securities Purchase Agreement, dated April 4, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2019.

10.34	Letter Agreement with Shai Lustgarten, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.35	Letter Agreement with Carlos J. Nissensohn, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.36	Neev Nissenson Employment Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.37	Asset Purchase Agreement, dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.38	Shai Lustgarten Employment Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.39	Consulting Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.40	Asset Purchase Agreement on February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

32

10.41	Employment Agreement with Shai Lustgarten on September, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.42	Consulting Agreement with Carlos J. Nissensohn on September, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.43	2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2020.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

* Filed herewith.

ITEM 16. NONE.

33