Form 10-Q
period 2021-03-31
OMNIQ Corp.
filed 2021-05-13
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,886,923 shares of common stock, $0.001 par value, as of May 13, 2021.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, supply chain disruptions and other impacts to the business;

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	our ability to manage the growth of our business through internal growth and acquisitions;

●	competitive pressures;

●	general economic conditions, including the overall effect of the current COVID19 Crisis; and

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and

●	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above-mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)	As of
	31-Mar-21	31-Dec-20

ASSETS
Current assets
Cash and cash equivalents	$2,669	$4,594
Accounts receivable, net	11,428	9,661
Inventory	2,347	1,507
Prepaid expenses	634	670
Other current assets	12	10
Total current assets	17,090	$16,442

Property and equipment, net of accumulated depreciation of $642 and $600, respectively	248	289
Goodwill	14,695	14,695
Trade name, net of accumulated amortization of $3,464 and $3,362, respectively	927	1,028
Customer relationships, net of accumulated amortization of $8,456 and $8,111, respectively	4,133	4,479
Other intangibles, net of accumulated amortization of $415 and $382, respectively	1,008	1,042
Restricted Cash	-	533
Right of use lease asset	69	76
Other assets	42	74
Total assets	$38,212	$38,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$34,074	$26,811
Line of credit	-	4,914
Accrued payroll and sales tax	1,364	1,717
Notes payable, related parties – current portion	390	433
Notes payable – current portion	6,449	6,449
Lease liability – current portion	32	31
Other current liabilities	1,380	1,412
Total current liabilities	43,689	41,767

Long term liabilities
Notes payable, related party, less current portion	585	683
Accrued interest and accrued liabilities, related party	59	56
Notes payable, less current portion	-	1
Lease liability	40	48
Other long-term liabilities	1,178	1,146
Total liabilities	45,551	43,701

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 5,000,000 shares designated, 2,145,030 shares issued and outstanding, respectively	2	2
Common stock; $0.001 par value; 15,000,000 shares authorized; 4,716,218 and 4,684,736 shares issued and outstanding, respectively.	5	5
Additional paid-in capital	52,819	51,842
Accumulated (deficit)	(60,104)	(56,726)
Accumulated other comprehensive loss	(61)	(166)
Total stockholders’ equity (deficit)	(7,339)	(5,043)
Total liabilities and stockholders’ equity (deficit)	$38,212	$38,658

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended
	31-Mar
(In thousands, except share and per share data)	2021	2020
Revenues
Total Revenues	$19,751	$13,799

Cost of goods sold
Cost of goods sold	17,115	10,763

Gross profit	2,636	3,036

Operating expenses
Research and development	494	386
Selling, general and administrative	4,438	4,137
Depreciation	43	47
Amortization	525	502
Total operating expenses	5,500	5,072

Income (loss) from operations	(2,864)	(2,036)

Other income (expenses):
Interest expense	(589)	(795)
Other (expenses) income	110	(42)
Total other expenses	(479)	(837)

Net loss before Income Taxes	(3,343)	(2,873)

Provision for Income Taxes
Current	-	-
Total Provision for Income Taxes	-	-

Net loss attributable to OMNIQ Corp.	$(3,343)	$(2,873)
Less: Preferred stock – Series C dividend	(31)	(72)
Net loss attributable to the common stockholders	$(3,374)	$(2,945)
Foreign currency translation adjustment	105	-
Other comprehensive income (loss)	(3,269)	(2,945)

Net loss per share - basic	$(0.70)	$(0.74)

Net loss per share from continuing operations - basic	$(0.70)	$(0.74)
Weighted average number of common shares outstanding - basic	4,700,737	3,984,006

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional			Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$-	$(45,063)	$1	$1,808
Dividend on Class C Shares	-	-	-	-	-	-	(72)	-	(72)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	(17)	(17)
Stock-based compensation – options and warrants	-	-	-	-	190	-	-	-	190
Subscribed common stock			-		440	-	-	-	440
Professional fees – restricted shares	-	-	65	-	354	-	-	-	354
Other misc. items	-	-	-	-	-	-	14	-	14
Net (loss)	-	-	-	-	-	-	(2,873)	-	(2,873)
Balance, March 31, 2020	4,829	$5	4,025	$4	$47,845	$-	$(47,994)	$(16)	$(156)
Balance, December 31, 2020	2,145	$2	4,685	$5	51,842	$-	$(56,726)	$(166)	$(5,043)
Dividend on Class C Shares	-	-	-	-	-	-	(31)	-	(31)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	-	786
Stock and Warrant issued for services	-	-	25	-	188	-	-	-	188
Exercise of stock options and warrants	-	-	6	-	2	-	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-	-	-	105	105
Other	-	-	-	-	-	-	(4)	-	(4)
Net (loss) income	-	-	-	-	-	-	(3,343)	-	(3,343)
Balance, March 31, 2021	2,145	2	4,716	5	52,819	0	(60,104)	(61)	(7,339)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the three months ended
	March 31,
(In thousands)	2021	2020
Cash flows from continuing operating activities:
Net loss	$(3,343)	$(2,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	974	544
Amortization of ROU lease asset	7	13
Depreciation and amortization	568	548
Changes in operating assets and liabilities:
Accounts receivable	(1,767)	(6,006)
Prepaid expenses	36	(310)
Inventory	(840)	121
Accounts payable and accrued liabilities	7,266	6,186
Accrued interest and accrued liabilities, related party	-	3
Accrued payroll and sales taxes payable	(353)	731
Other assets	-	54
Lease liability	(7)	(12)
Other liabilities	(32)	(531)
Net cash (used in) provided by operating activities	2,509	(1,532)

Cash flows from investing activities:

Other assets	565	24
Purchase of property and equipment	(2)	(1)
Net cash provided by investing activities	563	15

Cash flows from financing activities:
Proceeds from ESPP stock issuance	1	-
Proceeds from / (payments on) line of credit	(4,914)	3,613
Payment on notes/loans payable	(142)	(390)
Net cash provided by (used in) financing activities	(5,055)	3,223

Net increase (decrease) in cash	(1,983)	1,706
Foreign currency translation adjustment	58
Cash, beginning of period	4,594	1,615
Cash, end of period	$2,669	$3,321

Cash paid for interest	$585	$601
Cash paid for taxes	$-	$-
Supplementary for non-cash flow information:
Stock issued for services	$188	$354
Intangible assets acquired in non-cash exchange	-	885
Stock options and warrants issued	$-	$190

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine vision image processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	ViascanQdata, Inc (October 2015 – later sold in September 2016)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2021)

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

The extent of the ultimate impact of the pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors and distribution partners, all of which cannot be reasonably predicted at this time.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three-month period ended March 31, 2021, there were no significant changes to those accounting policies.

Principles of Consolidation and Basis of Presentation

Our unaudited condensed consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly owned subsidiaries Quest Marketing, Inc., Quest Exchange Ltd., and HTS Image Processing, Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”

All significant intercompany accounts and transactions have been eliminated in these unaudited condensed consolidated financial statements. Business combinations are included in the unaudited condensed consolidated financial statements from their respective dates of acquisition.

We have prepared the interim unaudited condensed consolidated financial statements included herein, in accordance with accounting principles generally accepted in the United States of America, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our financial statements for the year ended December 31, 2020, and notes thereto included in our Form 10-K filed with the SEC on March 31, 2021. The Company operates in one segment.

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

Use of Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires management to use its judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. These assumptions and estimates could have a material effect on our unaudited condensed consolidated financial statements. Actual results may differ materially from those estimates. We review our estimates on an ongoing basis based on information currently available, and changes in facts and circumstances may cause us to revise these estimates.

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

Application of the goodwill impairment test requires judgment. We performed a Step 1 quantitative assessment of goodwill impairment as of December 31, 2020, our annual impairment test date. We compared the carrying value inclusive of goodwill and definite-lived intangible assets, to its fair value. We estimated the fair value of these reporting units by weighting results from the income approach and the market approach, as further described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2020. Based on this quantitative test, we determined there was no impairment as of the December 31, 2020.

For the interim impairment test as of March 31, 2021, we compared the carrying value inclusive of goodwill and definite-lived intangible assets, to its fair value as of the December 31, 2020. The respective fair values exceeded their respective carrying values. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years.

Foreign Currency Translation

Our unaudited condensed consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All of our continuing operations are conducted in U.S. dollars except its subsidiary located in Israel. The records of the Israeli operation were maintained in the local currency and re-measured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date exchange rate, while the non-monetary assets and liabilities are converted using the historical exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the unaudited condensed consolidated statement of operations and were included in the amount of loss from comprehensive income.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended March 31, 2021 and 2020 were 4,700,737 and 3,984,006, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

In thousands	March 31, 2021	December 31, 2020
Options to purchase common stock	1,648	1,553
Convertible preferred stock	-	-
Warrants to purchase common stock	1,227	75
Potential shares excluded from diluted net loss per share	2,875	1,628

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

Revenue Recognition for Services. We provide professional services, which include project managers and consultants recommending, designing and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally, as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and we transfer those services.

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

We account for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”). Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Recent Accounting Pronouncements

We have evaluated the recent pronouncements and believe their adoption will not have a material effect on our financial statements.

Reclassifications and Comparability

Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation for comparative purposes. This had no effect on total assets or net income.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of March 31, 2021, we had a working capital deficit of $26.6 million and an accumulated deficit of $60.1 million. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

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

NOTE 4 – CONCENTRATIONS

For the three-months ended March 31, 2021 and the year ended December 31, 2020, one customer accounted for 35.8% and 37.2%, respectively, of the Company’s consolidated revenues.

Accounts receivable at March 31, 2021 and December 31, 2020 are made up of trade receivables due from customers in the ordinary course of business. Two customers made up 57.6% of the accounts receivable balance at March 31, 2021 and one customer represented 46% of the balance of accounts receivable at December 31, 2020.

Accounts payable are made up of amounts due to suppliers in the ordinary course of business at March 31, 2021 and December 31, 2020. One vendor made up 89% and 92.4% of our accounts payable on March 31, 2021 and December 31, 2020, respectively.

NOTE 5 – BUSINESS ACQUISITION

In February 2020, OMNIQ entered in an asset purchase agreement with Eyepax IT Consulting LLC, a California limited liability company, (“Eyepax”) and its principal owners (collectively the “Sellers”), pursuant to which we purchased certain assets from the Sellers at a cash purchase price of $245,000. As additional consideration, the Company issued to the Sellers 80,000 shares of the Company’s common stock and an option to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to adjustment, which shall vest quarterly in four (4) equal installments and expire on February 28, 2023. The Company entered into an employment agreement with Mr. Lalith Caldera, a principal owner of Eyepax, agreeing to pay Mr. Caldera an annual salary of $100,000.

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us working capital.

In July 2016, we entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivable to Action. Pursuant to the FASA, the outstanding principal amount of advances made by Action at any time shall not exceed $5.0 million. Action reserves and withholds to 5% of the face amount of each account purchased in a reserve account. As of March 31, 2021 and December 31, 2020, the balance outstanding was zero and $4.9 million, respectively.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	March 31, 2021	December 31, 2020
In thousands
Note payable –Marin	$600	$660
Note payable –Thomet	375	413

Note payable–Shareholder Convertible Note	-	43
Total notes payable	975	1,116
Less current portion	(390)	(433)
Long-term portion	$585	$683

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of March 31, 2021, was $56 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

Note Payable – Shareholder Convertible Note

In October 2018, we entered into a $700 thousand, 6% annual interest rate convertible note payable (the “Shareholder Convertible Note”) with Walefar and Campbeltown (collectively the “Holders”), in connection with the HTS Image Processing, Inc. Mr Shai Lustgarten, our Chief executive Officer and Director is the principal shareholder in Walefar. Mr. Carlos J. Nissensohn, a consultant and significant shareholder in OMNIQ, is the principal shareholder in Campbeltown. The Shareholder Convertible Note was retired in 2021.

Future maturities of related party notes payable as of March 31, 2021, are as follows:

In thousands

2021	292
2022	390
2023	293
2024	-
Thereafter	-
Total	$975

NOTE 8 – OTHER NOTES PAYABLE

Other notes payable at March 31, 2021 and December 31, 2020, consists of the following:

(In thousands)	March 31, 2021	December 31, 2020
Note Payable- Supplier	$6,443	$6,443

All Other	6	7
Total	6,449	6,450
Less current portion	(6,449)	(6,449)
Long Term Notes Payable	$-	$1

Note Payable - Supplier

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

●	On September 7, 2018, the Company entered into a Sixth Amendment to the Secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the Secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 9 – OTHER LIABILITIES

At March 31, 2021 and December 31, 2020, other liabilities consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Other vendor payable	$801	$801
Dividend payable	284	253
Bonus payable	-	27
Others	1,473	1,477
Total other liabilities	2,558	2,558
Less Current Portion	(1,380)	(1,412)
Total long term other liabilities	$1,178	$1,146

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2021, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2021, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2021, there were 5,000,000 Series C Preferred Shares (“Series C”) authorized with 2,145,030 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of March 31, 2021, the accrued dividends on the Series C Preferred Stock was $284 thousand.

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

COMMON STOCK

In August 2020, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain existing employees and attract new employees, directors, officers, consultants, and advisors to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. As of March 31, 2021, we had issued 361,146 shares or $1.8 million to consultants and advisors for services rendered.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the three months ending March 31, 2021 employees purchased 317 or $1 thousand shares of commons stock.

On February 15, 2021 the Company issued 25,000 shares to Orion 4, LLC as part of a consulting agreement. The shares were valued at $188 thousand.

For the three months ending March 31, 2021, 10,000 in stock options and stock warrants were exercised in exchange for 6,160 shares of OMNIQ common stock.

For the three months ended March 31, 2021 we did not grant or issue any options or warrants.

Warrants

The following table summarizes information about warrants granted during the nine-month periods ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,366,667	$7.19	1,166,667	$6.42

Warrants granted	-		25,000	11.60
Warrants expired	15,000		-	-
Warrants cancelled, forfeited	-		-	-
Warrants exercised	-		-	-

Balance, end of period	1,351,667	$7.11	1,191,667	$6.53

Exercisable warrants	1,185,001	$6.94	1,191,667	$6.53

Outstanding warrants as of March 31, 2021 are as follows:

	Weighted Average		Weighted		Weighted
Range of	residual life		Average		Average
Exercise	span	Outstanding	Exercise	Exercisable	Exercise
Prices	(in years)	Warrants	Price	Warrants	Price

2.20	0.34	75,000	$2.20	75,000	$2.20
7.00	3.52	891,667	7.00	891,667	7.00
7.50	5.43	250,000	7.50	83,334	7.50
8.00	0.91	10,000	8.00	10,000	8.00
10.00	1.97	125,000	10.00	125,000	10.00

2.20 to 10.00	3.54	1,351,667	$6.94	1,185,001	$6.94

Warrants outstanding at March 31, 2021 and 2020 have the following expiry date and exercise prices:

	Exercise
Expiry Date	Prices	2021	2020
June 26, 2020	$5.60	-	10,000
October 10, 2020	12.00	-	15,000
December 30, 2020	4.00	-	150,000
February 02, 2021	14.00	-	15,000
August 02, 2021	2.20	75,000	75,000
October 10, 2021	10.00	25,000	25,000
February 27, 2022	8.00	10,000	10,000
May 18, 2023	10.00	50,000	-
October 14, 2023	10.00	50,000	-
October 06, 2024	7.00	891,667	891,667
September 01, 2025	7.50	83,334	-
June 04, 2026	7.50	83,333	-
December 04, 2027	7.50	83,333	-

		1,351,667	1,191,667

Stock Options

The following table summarizes information about stock options granted during the three months ended March 31, 2021 and 2020:

	March 31, 2021		March 31, 2020
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	1,811,550	$4.32	1,133,550	$4.00

Stock options granted	-		20,000	5.00
Stock options expired	-		30,250	3.98
Stock options cancelled, forfeited	28,750		-	-
Stock options exercised	10,000		-	-

Balance, end of period	1,772,800	$4.33	1,230,300	$4.01

Exercisable stock options	995,925	$4.09	986,925	$3.88

On September 30, 2020, the Company granted 775,000 stock options. These options were granted as part of the asset acquisition described in Note 4, and to a member of the board of advisors, and to certain employees as part of the Company’s Equity Incentive Plan.

Outstanding stock options as of March 31, 2021 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$1.50	.88	38,017	$1.50	38,017	$1.50
$1.80	.88	76,033	$1.80	76,033	$1.80
$2.20	.34	175,000	$2.20	175,000	$2.20
$2.40	1.93	257,000	$2.40	257,000	$2.40
$4.20	4.06	10,000	$4.20	5,000	$4.20
$4.40	8.21	430,500	$4.40	80,500	$4.40
$4.84	9.51	380,000	$4.84	-	$4.84
$5.00	2.28	147,500	$5.00	105,625	$5.00
$5.40	2.67	133,750	$5.40	133,750	$5.40
$10.00	3.64	125,000	$10.00	125,000	$10.00

$1.50 to 10.00	5.07	1,772,800	$4.33	995,925	$4.09

Stock options outstanding at March 31, 2021, and 2020 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	March 31, 2021	March 31, 2020
August 2, 2021	$2.20	175,000	175,000
February 17, 2022	$1.50	38,017	38,017
February 17, 2022	$1.80	76,033	76,033
February 28, 2023	$5.00	20,000	20,000
March 5, 2023	$2.40	257,000	335,000
July 31, 2023	$5.00	127,500	127,500
October 31, 2023	$4.40	80,500	93,000
November 30, 2023	$5.40	133,750	133,750
November 20, 2024	$10.00	125,000	125,000
April 20, 2025	$4.20	10,000	-
September 30, 2030	$4.40	350,000	-
September 30, 2030	$4.84	380,000	-

		1,772,800	1,123,300

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, we were required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the three months ending March 31, 2021, we elected to forgo the match.

Operating Leases

As of March 31, 2021, we had two operating leases as follows:

●	Office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of March 31, 2021, we had 26 months remaining on the lease.
●	A vehicle with monthly payments of less than $1 thousand. As of March 31, 2021, the Company had 10 months remaining on the lease.

NOTE 12 – LITIGATION

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Related party transactions are discussed in Note 7.

NOTE 14 – SUBSEQUENT EVENTS

On May 6, 2021, the Company announced it entered into a definitive acquisition agreement pursuant to which OMNIQ will acquire 51% of Dangot Computers Ltd. (“Dangot”), a leader in providing state of the art technology enabling frictionless automated order processing & digital payment processing products for retail, fast food and parking, integrated working stations for physicians, drug delivery and blood tests, robotics for smart warehouses, point of sales and other innovative solutions.

Upon the effectiveness of the acquisition, OMNIQ will pay the shareholder of Dangot a total of approximately $7.6 million (depending upon exchange rate to the Israeli Shekel) comprised of approximately $5.6 million to be paid in cash and $2 million in restricted shares based on average closing share price over the 30 trading days prior to signing. OMNIQ will have a one-year option to acquire the remaining 49% at the same valuation. Closing is expected shortly, upon receipt of approval by the Israeli Competition Authority.

The Company assessed other potential subsequent events and there were none as of the filing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”), we are under no obligation to publicly update or revise any forward-looking statements after we file this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise. Investors, potential investors and other readers are urged to consider the above-mentioned factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results or performance.

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

Introduction

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

The following is a discussion of our financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements contained in this Form 10-Q.

OVERVIEW

The Company’s sales from continuing operations for the three months ended March 31, 2021 were $19.7 million, an increase of approximately $6 million, or 43.1%, over the three months ended March 31, 2020.

The loss from continuing operations for the three months ended March 31, 2021 was $3.3 million, an increase of $.4 million compared with the loss in the three months ended March 31, 2020 of $2.9 million. Basic loss per share from continuing operations for the three months ended March 31, 2021 was ($0.70) versus ($0.74) per share for the same time period in 2020.

SUBSEQUENT EVENT

On May 6, 2021, the Company announced it entered into a definitive acquisition agreement pursuant to which OMNIQ will acquire 51% of Dangot Computers Ltd. (“Dangot”), a leader in providing state of the art technology enabling frictionless automated order processing & digital payment processing products for retail, fast food and parking, integrated working stations for physicians, drug delivery and blood tests, robotics for smart warehouses, point of sales and other innovative solutions.

Upon the effectiveness of the acquisition, OMNIQ will pay the shareholder of Dangot a total of approximately $7.6 million (depending upon exchange rate to the Israeli Shekel) comprised of approximately $5.6 million to be paid in cash and $2 million in restricted shares based on average closing share price over the 30 trading days prior to signing. OMNIQ will have a one-year option to acquire the remaining 49% at the same valuation. Closing is expected shortly, upon receipt of approval by the Israeli Competition Authority.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2021, we had a working capital deficit of $26.6 million. These facts and others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

(In thousands, except per share data)	Three months ended March 31		Variation
	2021	2020	$	%
Revenue	$19,751	$13,799	5,952	43.1%
Cost of Goods sold	17,115	10,763	6,352	59.0%
Gross Profit	2,636	3,036	(400)	-13.2%
Operating Expenses	5,500	5,072	428	8.4%
Income (loss) from operations	(2,864)	(2,036)	(828)	40.7%
Net loss from continuing operations	(3,343)	(2,873)	(470)	16.4%
Net Loss per common Share	$(0.70)	$(0.74)	0.04	-5.4%

Revenues

For the three months ended March 31, 2021 and 2020, the Company generated net revenues in the amount of $19.7 million and $13.8 million, respectively. The increase between the three-month periods was attributable to stronger fulfillment and deliveries by the Company and demand by certain customers in connection with the COVID-19 pandemic.

Cost of Goods Sold

For the three months ended March 31, 2021 and 2020, the Company recognized a total of $17.1 million and $10.7 million, respectively, of cost of goods sold. For the three months ended March 31, 2021 and 2020, cost of goods sold were 86.7% and 78% of net revenues, respectively. The 2021 increase in cost of goods sold as a percentage of net revenue was attributable to certain lower-margin deals reached by the Company with certain large customers during the COVID-19 pandemic.

Operating expenses

Total operating expense for the three months ended March 31, 2021 and 2020 recognized was $5.5 million and $5.1 million, respectively, representing an 8.4% increase. The increases are primarily attributable to an increase in non-cash stock-based compensation awarded to professional service providers.

Research and Development – Research and development expenses for the three months ended March 31, 2021 and 2020 totaled $494 thousand and $386 thousand, respectively, representing a 22% increase. The increases are primarily attributed to expanding our range of solutions offered and development of the AI proprietary products.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 totaled $4.4 million and $4.1 million, respectively, representing a 6.8% increase. The increase was due primarily to the inclusion of HTS general and administrative expenses.

Depreciation – Depreciation expenses for the three months ended March 31, 2021 and 2020 totaled $43 thousand and $47 thousand, respectively, representing an 8.5% decrease.

Intangible amortization – Intangible amortization expenses for the three months ended March 31, 2021 and 2020 totaled $525 thousand and $502 thousand, respectively.

Other income and expenses

Interest Expense - Interest expense for the three months ended March 31, 2021 totaled $589 thousand, as compared to $795 thousand for the three months ended March 31, 2020. The decrease is primarily attributable to interest expense incurred in connection with vendor interest agreements as well as interest incurred in connection with the decreased average daily balance in the line of credit.

Net loss from operations

The Company realized a net loss from continuing operations of $3.3 million for the three months ended March 31, 2021, compared to a net loss of $2.9 million for the three months ended March 31, 2020, an increase of $0.4 million.

The increase in net loss between the three-month periods is mainly attributable to the Company’s lower margin in 2021 compared with the same periods in 2020.

Liquidity and capital resources

As of March 31, 2021, the Company had cash in the amount of $2.7 million of which $100 thousand is on deposit and a working capital deficit of $26.6 million, compared to cash in the amount of $5.1 million, of which $.5 million was restricted, and a working capital deficit of $25.3 million as of December 31, 2020. In addition, the Company had a stockholders’ deficit of $7.3 million as of March 31, 2021 and stockholders’ deficit of $5 million as of December 31, 2020.

The Company’s accumulated deficit was $60.1 million and $56.7 million on March 31, 2021, and December 31, 2020, respectively.

The Company’s operations resulted in net cash provided of $2.5 million during the three months ended March 31, 2021, compared to net cash used of $1.5 million during the three months ended March 31, 2020, an increase of $4 million. The changes in the non-cash working capital accounts are primarily attributable the large increases in accounts receivable and accounts payable during the first three months of 2021.

Net cash provided by investing activities was $563 thousand for the three months ended March 31, 2021, compared to net cash provided of $15 thousand for the three months ended March 31, 2020, an increase of $548 thousand, primarily attributable to a decrease in restricted cash.

The Company’s financing activities used net cash of $5 million during the three months ended March 31, 2021, compared to net cash provided of $3.2 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, the Company paid on the line of credit with Action Capital of approximately $4.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of March 31, 2021, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2019, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits.

10.1	Share purchase Agreement dated May 3, 2021, by and between OMNIQ Corp, OMNIQ Technologies Ltd. and Haim dangot. (incorporated by reference to the Current Report on Form 8-k filed with the SEC on May 6, 2021)

10.2	Conversion Agreement dated May 3, 2021 by and between OMNIQ Corp. and Jason Griffith (incorporated by reference to the current Report on Form 8-k filed with the SEC on May 6, 2021)

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

EXHIBIT INDEX

10.1	Share purchase Agreement dated May 3, 2021, by and between OMNIQ Corp, OMNIQ Technologies Ltd. and Haim dangot. (incorporated by reference to the Current Report on Form 8-k filed with the SEC on May 6, 2021)

10.2	Conversion Agreement dated May 3, 2021 by and between OMNIQ Corp. and Jason Griffith (incorporated by reference to the current Report on Form 8-k filed with the SEC on May 6, 2021)

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

