Form 10-Q
period 2021-06-30
OMNIQ Corp.
filed 2021-08-12
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,420,616 shares of common stock, $0.001 par value, as of August 10, 2021.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, supply chain disruptions and other impacts to the business;

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	our ability to manage the growth of our business through internal growth and acquisitions;

●	competitive pressures;

●	general economic conditions, including the overall effect of the current COVID19 Crisis; and

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and

●	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)	As of
	June 30, 2021	December 31, 2020
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$5,437	$4,594
Accounts receivable, net	6,256	9,661
Inventory	2,276	1,507
Prepaid expenses	476	670
Contract Asset	854	-
Other current assets	10	10
Total current assets	15,309	16,442

Property and equipment, net of accumulated depreciation of $685 and $600 respectively	210	289
Goodwill	14,695	14,695
Trade name, net of accumulated amortization of $3,565 and $3,362, respectively	825	1,028
Customer relationships, net of accumulated amortization of $8,832 and $8,111, respectively	3,758	4,479
Other intangibles, net of accumulated amortization of $460 and $382, respectively	963	1,042
Restricted Cash	-	533
Right of use lease asset	61	76
Other assets	39	74
Total assets	$35,860	$38,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$32,918	$26,811
Line of credit	1,846	4,914
Accrued payroll and sales tax	1,136	1,717
Notes payable, related parties – current portion	390	433
Notes payable – current portion	5,447	6,449
Lease liability – current portion	32	31
Other current liabilities	1,160	1,412
Total current liabilities	42,929	41,767

Long term liabilities
Notes payable, related party, less current portion	488	683
Accrued interest and accrued liabilities, related party	60	56
Notes payable, less current portion	-	1
Lease liability	32	48
Other long term liabilities	988	1,146
Total liabilities	44,497	43,701

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 2,145,030 shares issued and outstanding, respectively	1	2
Common stock; $0.001 par value; 15,000,000 shares authorized; 5,052,531 and 4,684,736 shares issued and outstanding, respectively.	5	5
Additional paid-in capital	54,117	51,842
Accumulated (deficit)	(62,628)	(56,726)
Accumulated other comprehensive loss	(132)	(166)
Total stockholders’ equity (deficit)	(8,637)	(5,043)
Total liabilities and stockholders’ equity (deficit)	$35,860	$38,658

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the six months
	ending June 30,		ending June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues
Total Revenues	$13,119	$12,677	$32,870	$26,476

Cost of goods sold
Cost of goods sold	9,820	10,099	26,936	20,862

Gross profit	3,299	2,578	5,934	5,614

Operating expenses
Research & Development	468	447	962	832
Selling, general and administrative	4,109	2,892	8,547	7,031
Depreciation	42	43	85	90
Amortization	522	510	1047	1,011
Total operating expenses	5,141	3,892	10,641	8,964

Loss from operations	(1,842)	(1,314)	(4,707)	(3,350)

Other income (expenses):
Interest expense	(714)	(418)	(1,304)	(1,213)
Other (expenses) income	49	(260)	160	(302)
Total other expenses	(666)	(678)	(1,144)	(1,515)

Net Loss Before Income Taxes	(2,507)	(1,992)	(5,850)	(4,865)

Provision for Income Taxes	-	-	-	-
Current		-		-
Total Provision for Income Taxes	(3)	-	(3)	-

Net Loss attributable to OMNIQ Corp.	$(2,510)	$(1,992)	$(5,853)	$(4,865)

Foreign currency translation adjustment	(71)	3	(132)	(14)

Comprehensive loss	(2,581)	(1,989)	(5,985)	(4,879)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(2,510)	(1,992)	(5,853)	(4,865)

Less: Preferred stock – Series C dividend	(25)	(54)	(57)	(126)

Net loss attributable to the common stockholders	$(2,535)	$(2,046)	$(5,910)	$(4,991)

Net (loss) per share - basic	$(0.53)	$(0.49)	$(1.24)	$(1.21)

Weighted average number of common shares outstanding - basic	4,930,149	4,141,061	4,816,718	4,135,420

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

								Total
	Series C				Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$(45,063)	$1	$1,808
Dividend on Class C Shares	-	-	-	-	-	(72)	-	(72)
Accumulated other comprehensive loss	-	-	-	-	-	-	(17)	(17)
Stock-based compensation – options and warrants	-	-	-	-	190	-	-	190
Subscribed common stock			-		440	-	-	440
Professional fees – restricted shares	-	-	65	-	354	-	-	354
Other misc. items	-	-	-	-	-	14	-	14
Net (loss)	-	-	-	-	-	(2,873)	-	(2,873)
Balance, March 31, 2020	4,829	$5	4,025	$4	$47,845	$(47,994)	$(16)	$(156)
Dividend on Class C Shares	-	-	-	-	-	(54)	-	(54)
Accumulated other comprehensive loss	-	-	-	-	-	-	3	3
Stock-based compensation – options and warrants	-	-	-	-	105	-	-	105
Subscribed common stock			80		-	-	-	-
Professional fees – restricted shares	-	-	67	-	547	-	-	547
exercise of stock options and warrants	-	-	34	-	-	-	-	-
Conversion agreements - preferred shares	(2,684)	(3)	-	-	3	-	-	-
Conversion agreements - debt	-	-	-	-	822	-	-	822
Net (loss)	-	-	-	-	-	(1,992)	-	(1,992)
Balance, June 30, 2020	2,145	$2	4,206	$4	$49,322	$(50,040)	$(13)	$(725)
Balance, December 31, 2020	2,145	$2	4,685	$5	51,842	$(56,726)	$(166)	$(5,043)
Dividend on Class C Shares	-	-	-	-	-	(31)	-	(31)
ESPP Stock Issuance	-	-	-	-	1	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	786
Stock and Warrant issued for services	-	-	25	-	188	-	-	188
exercise of stock options and warrants	-	-	6	-	2	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-	-	105	105
Other	-	-	-	-	-	(4)	-	(4)
Net (loss) income	-	-	-	-	-	(3,343)	-	(3,343)
Balance, March 31, 2021	2,145	2	4,716	5	52,819	(60,104)	(61)	(7,339)
Dividend on Class C Shares	-	-	-	-	-	(14)	-	(14)
ESPP Stock Issuance	-	-	1	-	4	-	-	4
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	786
Stock and Warrant issued for services	-	-	-	-	-	-	-	-
exercise of stock options and warrants	-	-	240	-	304	-	-	304
Cumulative Translation Adjustment	-	-	-	-	-	-	(71)	(71)
Conversion of Equity	(1,400)	(1)	70	-	1	-	-	-
Conversion of debt	-	-	25	-	203	-	-	203
Net (loss) income	-	-	-	-	-	(2,510)	-	(2,510)
Balance, June 30, 2021	745	1	5,052	5	54,117	(62,628)	(132)	(8,637)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the six months ended
	June 30,
(In thousands)	2021	2020
Cash flows from continuing operating activities:
Net loss	$(5,853)	$(4,865)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	1,963	753
Amortization of ROU lease asset	15	27
Depreciation and amortization	1,088	1,102
Changes in operating assets and liabilities:
Accounts receivable	3,405	(5,096)
Prepaid expenses	194	(228)
Inventory	(769)	344
Contract Asset	(854)	-
Accounts payable and accrued liabilities	6,107	7,410
Accrued interest and accrued liabilities, related party	4	(26)
Accrued payroll and sales taxes payable	(581)	359
Other assets	2	59
Lease liability	(15)	(26)
Other liabilities	(456)	(362)
Net cash (used in) provided by operating activities	4,250	(549)

Cash flows from investing activities:

Other assets	568	49
Purchase of property and equipment	(6)	(1)
Net cash provided by (used in) investing activities	562	48

Cash flows from financing activities:
Proceeds from ESPP stock issuance	5	-
Net Proceeds from Warrant exercise	280	-
Net Proceeds from Options exercise	24	-
Proceeds from / (payments on) line of credit	(3,068)	2,118
Proceeds from notes/loans payable	-	888
Payment on notes/loans payable	(1,241)	(701)
Net cash provided by (used in) financing activities	(4,000)	2,305

Foreign currency Exchange	31	-

Net increase (decrease) in cash	843	1,804
Cash, beginning of period	4,594	1,615
Cash, end of period	$5,437	$3,419

Cash paid for interest	$704	$1,065
Cash paid for taxes	$8	$-
Supplementary for non-cash flow information:
Stock issued for services	$188	$525
Intangible assets acquired in non-cash exchange	-	885
Stock options and warrants issued	$-	$228

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine vision image processing solutions:

●	Quest Solution, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	ViascanQdata, Inc (October 2015 – later sold in September 2016)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2021)

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. During the six-month period ended June 30, 2021, there were no significant changes to those accounting policies.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with our financial statements for the year ended December 31, 2020 and notes thereto included in our Form 10-K filed with the SEC on March 31, 2021. The Company operates in one segment.

Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. No events or indicators have occurred subsequent to December 31, 2020 that would affect the intangible assets. No impairment expense was recognized for the Six Months Ended June 30, 2021.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the six-months ended June 30, 2021 and 2020 were 4,816,718 and 4,135,420, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

In thousands	June 30, 2021	December 31, 2020
Options to purchase common stock	1,605	1,553
Convertible preferred stock	-	-
Warrants to purchase common stock	1,237	75
Potential shares excluded from diluted net loss per share	2,842	1,628

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

Contract Asset. The Company recognizes revenue as explained in accordance with ASC 606. The Company has entered into contracts with customers that only allow us to invoice the customer once the total project is completed, creating a contract asset which is presented on a separate line item on the balance sheet as a current asset.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of June 30, 2021, we had a working capital deficit of $28.7 million and an accumulated deficit of $62.6 million. These facts and others raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

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

NOTE 4 – CONCENTRATIONS

For the six-months ended June 30, 2021 and the year ended December 31, 2020, two customers accounted for 41.3% and 37.2%, respectively, of the Company’s consolidated revenues.

Accounts receivable at June 30, 2021 and December 31, 2020 are made up of trade receivables due from customers in the ordinary course of business. Two customers made up 22.7% of the accounts receivable balance at June 30, 2021 and one customer represented 46% of the balance of accounts receivable at December 31, 2020.

Accounts payable are made up of amounts due to suppliers in the ordinary course of business at June 30, 2021 and December 31, 2020. One vendor made up 94% and 92.4% of our accounts payable on June 30, 2021 and December 31, 2020, respectively.

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

In July 2016, we entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivable to Action. Pursuant to the FASA, the outstanding principal amount of advances made by Action at any time shall not exceed $5.0 million. Action reserves and withholds up to 5% of the face amount of each account purchased in a reserve account. As of June 30, 2021 and December 31, 2020, the balance outstanding was $1.8 million and $4.9 million, respectively.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	June 30, 2021	December 31, 2020
In thousands
Note payable –Marin	$540	$660
Note payable –Thomet	338	413

Note payable–Shareholder Convertible Note	-	43
Total notes payable	878	1,116
Less current portion	(390)	(433)
Long-term portion	$488	$683

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of June 30, 2021, was $60 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

Note Payable – Shareholder Convertible Note

In October 2018, we entered into a $700 thousand, 6% annual interest rate convertible note payable (the “Shareholder Convertible Note”) with Walefar and Campbeltown (collectively the “Holders”), in connection with the HTS Image Processing, Inc. Mr. Shai Lustgarten, our Chief executive Officer and Director is the principal shareholder in Walefar. Mr. Carlos J. Nissensohn, a consultant and significant shareholder in OMNIQ, is the principal shareholder in Campbeltown. The Shareholder Convertible Note was retired in 2021.

Future maturities of related party notes payable as of June 30, 2021, are as follows:

In thousands

2021	195
2022	390
2023	293
2024	-
Thereafter	-
Total	$878

NOTE 8 – OTHER NOTES PAYABLE

Other notes payable at June 30, 2021 and December 31, 2020, consists of the following:

(In thousands)	June 30, 2021	December 31, 2020
Note Payable- Supplier	$5,443	$6,443

All Other	4	7
Total	5,447	6,450
Less current portion	(5,447)	(6,449)
Long Term Notes Payable	$-	$1

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

●

On July 20, 2021, the Company entered into the Eighth Amendment to the Secured Promissory Note (the “Eighth Amendment”) extending the maturity date to August 15, 2022 and reducing the interest rate from 18% to 10%. The Eighth Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest at a minimum of $300 thousand each month. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 9 – OTHER LIABILITIES

At June 30, 2021 and December 31, 2020, other liabilities consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Other vendor payable	$801	$801
Dividend payable	94	253
Bonus payable	-	27
Others	1,253	1,477
Total other liabilities	2,148	2,558
Less Current Portion	(1,160)	(1,412)
Total long term other liabilities	$988	$1,146

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of June 30, 2021, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of June 30, 2021, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of June 30, 2021, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 745,030 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of June 30, 2021, the accrued dividends on the Series C Preferred Stock was $95 thousand.

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

COMMON STOCK

In August 2020, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain existing employees and attract new employees, directors, officers, consultants, and advisors to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. As of June 30, 2021, we had issued 361,146 shares or $1.8 million to consultants and advisors for services rendered.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the six months ending June 30, 2021 employees purchased 746 or $5 thousand shares of commons stock.

On February 15, 2021 the Company issued 25,000 shares to Orion 4, LLC as part of a consulting agreement. The shares were valued at $188 thousand.

For the six months ending June 30, 2021, 293,000 in stock options and stock warrants were exercised in exchange for 246,620 shares of OMNIQ common stock.

For the six months ended June 30, 2021 we did not grant or issue any options or warrants.

Warrants

The following table summarizes information about warrants granted during the six-month periods ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,366,667	$7.19	1,166,667	$6.42

Warrants granted	-		75,000	10.53
Warrants expired	15,000	14.00	(10,000)	5.60
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	115,000	3.87	-	-

Balance, end of period	1,236,667	$7.41	1,231,667	$6.68

Exercisable warrants	1,153,334	$7.41	1,231,667	$6.68

Outstanding warrants as of June 30, 2021 are as follows:

	Weighted Average		Weighted		Weighted
Range of	residual life		Average		Average
Exercise	span	Outstanding	Exercise	Exercisable	Exercise
Prices	(in years)	Warrants	Price	Warrants	Price

7.00	3.27	851,667	7.00	851,667	7.00
7.50	5.18	250,000	7.50	166,667	7.50
8.00	0.66	10,000	8.00	10,000	8.00
10.00	1.72	125,000	10.00	125,000	10.00

2.20 to 10.00	3.27	1,236,667	$7.41	1,153,334	$7.41

Warrants outstanding at June 30, 2021 and 2020 have the following expiry date and exercise prices:

	Exercise
Expiry Date	Prices	2021	2020

October 10, 2020	12.00	-	15,000
December 30, 2020	4.00	-	150,000
February 02, 2021	14.00	-	15,000
August 02, 2021	2.20	-	75,000
October 10, 2021	10.00	25,000	25,000
February 27, 2022	8.00	10,000	10,000
May 18, 2023	10.00	50,000	50,000
October 14, 2023	10.00	50,000	-
October 06, 2024	7.00	793,667	891,667
September 01, 2025	7.50	83,334	-
June 04, 2026	7.50	83,333	-
December 04, 2027	7.50	83,333	-

		1,236,667	1,231,667

Stock Options

The following table summarizes information about stock options granted during the six months ended June 30, 2021 and 2020:

	June 30, 2021		June 30, 2020
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	1,811,550	$4.32	1,133,550	$4.00

Stock options granted	-		30,000	4.73
Stock options expired	-		(30,250)	3.98
Stock options cancelled, forfeited	(28,750)		-
Stock options exercised	(178,000)		(60,000)

Balance, end of period	1,604,800	$4.48	1,073,300	$4.10

Exercisable stock options	848,863	$4.34	947,863	$3.99

On September 30, 2020, the Company granted 775,000 stock options. These options were granted as part of the asset acquisition described in Note 4, and to a member of the board of advisors, and to certain employees as part of the Company’s Equity Incentive Plan.

Outstanding stock options as of June 30, 2021 are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

$1.50	.64	38,017	$1.50	38,017	$1.50
$1.80	.64	76,033	$1.80	76,033	$1.80
$2.20	.09	72,500	$2.20	72,500	$2.20
$2.40	1.68	247,000	$2.40	247,000	$2.40
$4.20	3.81	10,000	$4.20	75,000	$4.20
$4.40	9.26	375,000	$4.40	110,000	$4.40
$4.84	9.26	380,000	$4.84	-	$4.84
$5.00	2.02	147,500	$5.00	124,063	$5.00
$5.40	2.42	133,750	$5.40	133,750	$5.40
$10.00	3.39	125,000	$10.00	125,000	$10.00

$1.50 to 10.00	5.23	1,604,800	$4.48	848,863	$5.23

Stock options outstanding at June 30, 2021, and 2020 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	June 30, 2021	June 30, 2020
August 2, 2021	$2.20	72,500	175,000
February 17, 2022	$1.50	38,017	38,017
February 17, 2022	$1.80	76,033	76,033
February 28, 2023	$5.00	20,000	20,000
March 5, 2023	$2.40	247,000	275,000
July 31, 2023	$5.00	127,500	127,500
October 31, 2023	$4.40	25,000	93,000
November 30, 2023	$5.40	133,750	133,750
November 20, 2024	$10.00	125,000	125,000
April 20, 2025	$4.20	10,000	10,000
September 30, 2030	$4.40	350,000	-
September 30, 2030	$4.84	380,000	-

		1,604,800	1,073,300

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, we were required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the six months ending June 30, 2021, we elected to forgo the match.

Operating Leases

As of June 30, 2021, we had two operating leases as follows:

●	Office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of June 30, 2021, we had 23 months remaining on the lease.
●	A vehicle with monthly payments of less than $1 thousand. As of June 30, 2021, the Company had 7 months remaining on the lease.

NOTE 12 – LITIGATION

In September 2020 the Company was named as a defendant in a Mississippi state lawsuit (the “Mississippi case”) filed by Riverland Technologies LLC (“Riverland”) in the Circuit Court of Rankin County, Mississippi. The subject matter of the Mississippi case directly relates to the RedLPR case, to which Riverland was also a party. Subject to a settlement between the Company and Riverland, all of Riverland’s claims against the Company in the Mississippi case have been dismissed, and the Company is no longer a party to the Mississippi case.

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020. The Company believes the claim is without merit and intends to defend itself against said claim.

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

OMNIQ agreed to pay the shareholder of Dangot a total of approximately $7.6 million (depending upon exchange rate to the Israeli Shekel) comprised of approximately $5.6 million to be paid in cash and $2 million in restricted shares based on average closing share price over the 30 trading days prior to signing. OMNIQ will have a one-year option to acquire the remaining 49% at the same valuation. The Closing Consideration was paid on July 8, 2021 in the following manner: (a) the Company issued 220,103 shares of its common stock having a share value of $2,000,000 based on the average of the last 30 trading days prior to signing (May 3, 2021); and (b) cash in the amount of $5,600,000.

On July 8, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors providing for the sale of 2,142,857 shares of Common Stock at a purchase price of $7.00 per share resulting in gross proceeds of approximately $15,000,000. In connection with the offering (the “July Offering”), the Company paid ThinkEquity, Inc., a commission of 8% and issued it warrants to purchase an aggregate of 171,429 shares at an exercise price of $7.70 per share and reimbursed them for expenses in the amount of $150,000.

On July 20, 2021, the Company entered into the Eighth Amendment to the Secured Promissory Note (the “Eighth Amendment”) extending the maturity date to August 15, 2022. The Eighth Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest at a minimum of $300 thousand each month and a final balloon payment of the remaining balance to be paid on August 15, 2022.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from continuing operations for the six months ended June 30, 2021 were $32.9 million, an increase of approximately $6.4 million, or 24.2%, over the six months ended June 30, 2020.

The loss from continuing operations for the six months ended June 30, 2021 was $4.7 million, an increase of $1.4 million compared with the loss in the six months ended June 30, 2020 of $3.4 million. Basic loss per share from continuing operations for the six months ended June 30, 2021 was ($1.24) versus ($1.21) per share for the same time period in 2020.

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

OMNIQ agreed to pay the shareholder of Dangot a total of approximately $7.6 million (depending upon exchange rate to the Israeli Shekel) comprised of approximately $5.6 million to be paid in cash and $2 million in restricted shares based on average closing share price over the 30 trading days prior to signing. OMNIQ will have a one-year option to acquire the remaining 49% at the same valuation. The Closing Consideration was paid on July 8, 2021 in the following manner: (a) the Company issued 220,103 shares of its common stock having a share value of $2,000,000 based on the average of the last 30 trading days prior to signing (May 3 ,2021); and (b) cash in the amount of $5,600,000.

On July 8, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors providing for the sale of 2,142,857 shares of Common Stock at a purchase price of $7.00 per share resulting in gross proceeds of approximately 15,000,000. In connection with the offering (the “July Offering”), the Company paid ThinkEquity, Inc., a commission of 8% and issued it warrants to purchase an aggregate of 171,429 shares at an exercise price of $7.70 per share and reimbursed them for expenses in the amount of $150,000.

On July 20, 2021, the Company entered into the Eighth Amendment to the Secured Promissory Note (the “Eighth Amendment”) extending the maturity date to August 15, 2022. The Eighth Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest at a minimum of $300 thousand each month and a final balloon payment of the remaining balance to be paid on August 15, 2022.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2021, we had a working capital deficit of $28.7 million. These facts and others raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis.

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

(In thousands, except per share data)	Three months ended June 30		Variation
	2021	2020	$	%
Revenue	$13,119	$12,677	442	3.5%
Cost of Goods sold	9,820	10,099	(279)	-2.8%
Gross Profit	3,299	2,578	721	28.0%
Operating Expenses	5,141	3,892	1,250	32.1%
Income (loss) from operations	(1,842)	(1,314)	(529)	40.3%
Net loss from continuing operations	(2,510)	(1,992)	(519)	26.1%
Net Loss per common Share	$(0.53)	$(0.49)	(0.04)	8.6%

Revenues

For the three months ended June 30, 2021 and 2020, the Company generated net revenues in the amount of $13.1 million and $12.7 million, respectively. The increase between the three-month periods was attributable to stronger fulfillment and deliveries by the Company and demand by certain customers in connection with the COVID-19 pandemic.

Cost of Goods Sold

For the three months ended June 30, 2021 and 2020, the Company recognized a total of $9.8 million and $10.1 million, respectively, of cost of goods sold. For the three months ended June 30, 2021 and 2020, cost of goods sold were 74.85% and 79.7% of net revenues, respectively. The 2021 decrease in cost of goods sold as a percentage of net revenue was attributable to discounts being granted during the Covid pandemic which are no longer being offered.

Operating expenses

Total operating expense for the three months ended June 30, 2021 and 2020 recognized was $5.1 million and $3.9 million, respectively, representing an 32.1% increase. The increases are primarily attributable to an increase in non-cash stock-based compensation awarded to professional service providers.

Research and Development – Research and development expenses for the three months ended June 30, 2021 and 2020 totaled $468 thousand and $447 thousand, respectively, representing a 4.7% increase. The increases are primarily attributed to expanding our range of solutions offered and development of the AI proprietary products.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 totaled $4.1 million and $2.9 million, respectively, representing a 42% increase. The increase was due primarily to increased commissions and non-cash based compensation for employees.

Depreciation – Depreciation expenses for the three months ended June 30, 2021 and 2020 totaled $42 thousand and $43 thousand, respectively, representing an 2.3% decrease.

Intangible amortization – Intangible amortization expenses for the three months ended June 30, 2021 and 2020 totaled $522 thousand and $510 thousand, respectively.

Other income and expenses

Interest Expense - Interest expense for the three months ended June 30, 2021 totaled $714 thousand, as compared to $418 thousand for the three months ended June 30, 2020. The increase is primarily attributable to interest expense incurred in connection with vendor interest agreements.

(In thousands, except per share data)	Six months ended June 30		Variation
	2021	2020	$	%
Revenue	$32,870	$26,476	6,394	24.2%
Cost of Goods sold	26,936	20,862	6,074	29.1%
Gross Profit	5,934	5,614	320	5.7%
Operating Expenses	10,641	8,964	1,677	18.7%
Income (loss) from operations	(4,707)	(3,350)	(1,357)	40.5%
Net loss from continuing operations	(5,853)	(4,865)	(988)	20.3%
Net Loss per common Share	$(1.24)	$(1.21)	(0.03)	2.6%

Revenues

For the six months ended June 30, 2021 and 2020, the Company generated net revenues in the amount of $32.9 million and $26.5 million, respectively. The increase between the six-month periods was attributable to stronger fulfillment and deliveries by the Company and demand by certain customers in connection with the COVID-19 pandemic.

Cost of Goods Sold

For the six months ended June 30, 2021 and 2020, the Company recognized a total of $26.9 million and $20.9 million, respectively, of cost of goods sold. For the six months ended June 30, 2021 and 2020, cost of goods sold were 81.95% and 78.80% of net revenues, respectively. The 2021 increase in cost of goods sold as a percentage of net revenue was attributable to certain lower-margin deals reached by the Company with certain large customers during the COVID-19 pandemic.

Operating expenses

Total operating expense for the six months ended June 30, 2021 and 2020 recognized was $10.6 million and $9.0 million, respectively, representing an 18.7% increase. The increases are primarily attributable to an increase in non-cash stock-based compensation awarded to professional service providers.

Research and Development – Research and development expenses for the six months ended June 30, 2021 and 2020 totaled $962 thousand and $832 thousand, respectively, representing a 15.6% increase. The increases are primarily attributed to expanding our range of solutions offered and development of the AI proprietary products.

Selling, general and Administrative – Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 totaled $8.5 million and $7 million, respectively, representing a 21.6% increase. The increase was due primarily to increased revenues.

Depreciation – Depreciation expenses for the six months ended June 30, 2021 and 2020 totaled $85 thousand and $90 thousand, respectively, representing an 5.6% decrease.

Intangible amortization – Intangible amortization expenses for the six months ended June 30, 2021 and 2020 totaled $1,047 thousand and $1,011 thousand, respectively.

Other income and expenses

Interest Expense - Interest expense for the six months ended June 30, 2021 totaled $1.3 million, as compared to $1.2 million for the six months ended June 30, 2020. The increase is primarily attributable to interest expense incurred in connection with vendor interest agreements.

Net loss from operations

The Company realized a net loss from continuing operations of $5.9 million for the six months ended June 30, 2021, compared to a net loss of $4.9 million for the six months ended June 30, 2020, an increase of $1 million.

The increase in net loss between the six-month periods is mainly attributable to the Company’s lower margin in 2021 compared with the same periods in 2020.

Liquidity and capital resources

As of June 30, 2021, the Company had cash in the amount of $5.4 million of which $220 thousand is on deposit and a working capital deficit of $28.7 million, compared to cash in the amount of $5.1 million, of which $.5 million was restricted, and a working capital deficit of $25.3 million as of December 31, 2020. In addition, the Company had a stockholders’ deficit of $8.6 million as of June 30, 2021 and stockholders’ deficit of $5 million as of December 31, 2020.

The Company’s accumulated deficit was $62.6 million and $56.7 million on June 30, 2021, and December 31, 2020, respectively.

The Company’s operations resulted in net cash provided of $4.2 million during the six months ended June 30, 2021, compared to net cash used of $549 thousand during the six months ended June 30, 2020, an increase of $3.7 million. The changes in the non-cash working capital accounts are primarily attributable the large increases in accounts receivable and accounts payable during the first six months of 2021.

Net cash provided by investing activities was $562 thousand for the six months ended June 30, 2021, compared to net cash provided of $48 thousand for the six months ended June 30, 2020, an decrease of $19 thousand.

The Company’s financing activities used net cash of $4 million during the six months ended June 30, 2021, compared to net cash provided of $2.3 million during the six months ended June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of June 30, 2021, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2020, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 2020 the Company was named as a defendant in a Mississippi state lawsuit (the “Mississippi case”) filed by Riverland Technologies LLC (“Riverland”) in the Circuit Court of Rankin County, Mississippi. The subject matter of the Mississippi case directly relates to the RedLPR case, to which Riverland was also a party. Subject to a settlement between the Company and Riverland, all of Riverland’s claims against the Company in the Mississippi case have been dismissed, and the Company is no longer a party to the Mississippi case.

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020. The Company believes the claim is without merit and intends to defend itself against said claim.

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

Date: August 12, 2021

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

EXHIBIT INDEX

10.1	Share purchase Agreement dated May 3, 2021, by and between OMNIQ Corp, OMNIQ Technologies Ltd. and Haim dangot. (incorporated by reference to the Current Report on Form 8-k filed with the SEC on May 6, 2021)

10.2	Conversion Agreement dated May 3, 2021 by and between OMNIQ Corp. and Jason Griffith (incorporated by reference to the current Report on Form 8-k filed with the SEC on May 6, 2021)

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2	Certification of our Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

