Form 10-Q
period 2021-09-30
OMNIQ Corp.
filed 2021-11-15
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,459,286 shares of common stock, $0.001 par value, as of November 15, 2021.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, government actions and restrictive measures implemented in response, material delays and cancellations of projects, supply chain disruptions and other impacts to the business;

●	our ability to raise capital when needed and on acceptable terms and conditions;

●	our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	our ability to manage the growth of our business through internal growth and acquisitions;

●	competitive pressures;

●	general economic conditions, including the overall effect of the current COVID19 Crisis; and

●	our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and

●	other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)	As of
	September 30, 2021	December 31, 2020
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$9,993	$4,594
Accounts receivable, net	20,629	9,661
Inventory	6,794	1,507
Prepaid expenses	1,809	670
Other current assets	10	10
Total current assets	39,235	16,442

Property and equipment, net of accumulated depreciation of $767 and $555 respectively	888	289
Goodwill	16,453	14,695
Trade name, net of accumulated amortization of $3,714 and $1,156, respectively	2,570	1,028
Customer relationships, net of accumulated amortization of $9,279 and $4,885, respectively	6,450	4,479
Other intangibles, net of accumulated amortization of $1,402 and $1,104, respectively	931	1,042
Restricted Cash	-	533
Right of use lease asset	3,749	76
Other assets	2,322	74
Total assets	$72,598	$38,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$38,619	$26,811
Line of credit	5,839	4,914
Accrued payroll and sales tax	2,061	1,717
Notes payable, related parties – current portion	390	433
Notes payable – current portion	5,641	6,449
Lease liability – current portion	1,310	31
Other current liabilities	2,796	1,412
Total current liabilities	56,656	41,767

Long term liabilities
Notes payable, related party, less current portion	390	683
Accrued interest and accrued liabilities, related party	63	56
Notes payable, less current portion	2,327	1
Lease liability	2,472	48
Other long-term liabilities	2,057	1,146
Total liabilities	63,965	43,701

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 1,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 5,000,000 shares designated, 745,030 shares issued and outstanding, respectively	1	2
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,448,597 and 4,684,736 shares issued and outstanding, respectively.	20	5
Additional paid-in capital	70,276	51,842
Accumulated (deficit)	(67,883)	(56,726)
Cumulative Translation Adjustment	(190)	(166)
Total OmniQ stockholders’ equity (deficit)	2,224	(5,043)
Non-controlling interest	6,409	-
TOTAL EQUITY (DEFICIT)	8,633	(5,043)

Total liabilities and equity (deficit)	$72,598	$38,658

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues
Total Revenues	$20,513	$15,833	$53,383	$42,309

Cost of goods sold
Cost of goods sold	15,842	13,024	42,778	33,886

Gross profit	4,671	2,809	10,605	8,423

Operating expenses
Research & Development	474	428	1,437	1,260
Selling, general and administrative	6,801	4,808	15,348	11,838
Depreciation	82	44	167	134
Amortization	1,528	550	2,575	1,562
Total operating expenses	8,885	5,830	19,527	14,794

Loss from operations	(4,214)	(3,021)	(8,922)	(6,371)

Other income (expenses):
Interest expense	(587)	(744)	(1,890)	(1,957)
Other (expenses) income	(159)	(16)	2	(318)
Total other expenses	(746)	(760)	(1,888)	(2,275)

Net Loss Before Income Taxes	(4,960)	(3,781)	(10,810)	(8,646)

Provision for Income Taxes
Current	(117)	-	(119)	-
Total Provision for Income Taxes	(117)	-	(119)	-

Net Loss	(5,076)	(3781)	(10,929)	(8,646)
Net income attributable to noncontrolling interest	166	-	166	-
Net Loss attributable to OmniQ Corp	$(5,242)	$(3,781)	$(11,095)	$(8,646)

Net Loss	$(5,076)	$(3,781)	$(10,929)	$(8,646)

Foreign currency translation adjustment	(58)	(16)	(24)	(30)

Comprehensive loss	$(5,134)	$(3,797)	$(10,953)	$(8,676)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(5,076)	$(3781)	$(10,929)	$(8,646)

Less: Preferred stock – Series C dividend	(12)	(32)	(57)	(158)

Net loss less series C dividend	(5,064)	(3813)	(10,872)	(8,804)

Net income after series C dividend attributable to noncontrolling interest	166	-	166	-
Net loss after series C dividend attributable to common stockholders’ of OmniQ Corp	$(5,230)	$(3,813)	$(11,038)	$(8,804)
Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.73)	$(0.83)	$(1.86)	$(2.03)

Weighted average number of common shares outstanding - basic	7,224,958	4,588,944	5,971,440	4,339,634

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional			Non	Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Interest	Income (Loss)	(Deficit)
Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$-	$(45,063)	$-	$1	$1,808
Dividend on Class C Shares	-	-	-	-	-	-	(72)	-	-	(72
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	(17)	(17
Stock-based compensation – options and warrants	-	-	-	-	190	-	-	-	-	190
Subscribed common stock			-		440	-	-	-	-	440
Professional fees – restricted shares	-	-	65	-	354	-	-	-	-	354
Other misc. items	-	-	-	-	-	-	14	-	-	14
Net (loss)	-	-	-	-	-	-	(2,873)	-	-	(2,873
Balance, March 31, 2020	4,829	$5	4,025	$4	$47,845	$-	$(47,994)	$-	$(16)	$(156)
Dividend on Class C Shares	-	-	-	-	-	-	(54)	-	-	(54)
Accumulated other comprehensive loss	-	-	-	-	-	-	-	-	3	3
Stock-based compensation – options and warrants	-	-	-	-	105	-	-	-	-	105
Subscribed common stock			80		-	-	-	-	-	-
Professional fees – restricted shares	-	-	67	-	547	-	-	-	-	547
Exercise of stock options and warrants	-	-	34	-	-	-	-	-	-	-
Conversion agreements - preferred shares	(2,684)	(3)	-	-	3	-	-	-	-	-
Conversion agreements - debt	-	-	-	-	822	-	-	-	-	822
Net (loss)	-	-	-	-	-	-	(1,992)	-	-	(1,992)
Balance, June 30, 2020	2,145	$2	4,206	$4	$49,322	$-	$(50,040)	$-	$(13)	$(725)
Balance, December 31, 2020	2,145	$2	4,685	$5	$51,842	$-	$(56,726)	-	$(166)	$(5,043)
Dividend on Class C Shares	-	-	-	-	-	-	(31)	-	-	(31)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	-	-	786
Stock and Warrant issued for services	-	-	25	-	188	-	-	-	-	188
Exercise of stock options and warrants	-	-	6	-	2	-	-	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-	-	-	-	105	105
Other	-	-	-	-	-	-	(4)	-	-	(4)
Conversion of Equity	-	-	-	-	-	-	-	-	-	-
Net (loss) income	-	-	-	-	-	-	(3,343)	-	-	(3,343)
Balance, March 31, 2021	2,145	$2	4,716	$5	$52,819	$-	$(60,104)	$-	$(61)	$(7,339)
Dividend on Class C Shares	-	-	-	-	-	-	(14)	-	-	(14)
ESPP Stock Issuance	-	-	1	-	4	-	-	-	-	4
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	-	-	786
Exercise of stock options and warrants	-	-	240	-	304	-	-	-	-	304
Cumulative Translation Adjustment	-	-	-	-	-	-	-	-	(71)	(71)
Conversion of Equity	(1,400)	(1)	70	-	1	-	-	-	-	-
Conversion of debt	-	-	25	-	203	-	-	-	-	203
Net (loss) income	-	-	-	-	-	-	(2,510)	-	-	(2,510)
Balance, June 30, 2021	745	$1	5,052	$5	$54,117	$-	$(62,628)	$-	$(132)	$(8,637)
Dividend on Class C Shares	-	-	-	-	-	-	(12)	-	-	(12)
ESPP Stock Issuance	-	-	1	-	9	-	-	-	-	8
Stock-based compensation – options, warrants, issuances	-	-	-	-	653	-	-	-	-	653
Stock and warrant issuances, net of issuance costs	-	-	2,143	15	13,280	-	-	-	-	13,295
Exercise of stock options and warrants	-	-	33	-	132	-	-	-	-	132
Stock and warrant issuance for Acquisition	-	-	220	-	2,084	-	-			2,084
Dangot Acquisition	-	-	-	-	-	-	-	6,508	-	6,508
Post acquisition adjustment	-	-	-	-	-	-	(1)	(324)	-	(325)
Cumulative translation adjustment	-	-	-	-	-	-	-	59	(58)	1
Net (loss) income	-	-	-	-	-	-	(5,242)	166	-	(5,076)
Balance, September 30, 2021	745	$1	7,449	$20	$70,276	$-	$(67,883)	$6,409	$(190)	$8,633

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the nine months ended
	September 30,
(In thousands)	2021	2020
Cash flows from continuing operating activities:
Net loss	$(10,929)	$(8,646)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	2,620	2,275
Amortization of ROU lease asset	53	40
Depreciation and amortization	3,544	1,696
Changes in operating assets and liabilities:
Accounts receivable	2,502	(3,193)
Prepaid expenses	(1,139)	(116)
Inventory	(671)	218
Accounts payable and accrued liabilities	(1,104)	9,673
Accrued interest and accrued liabilities, related party	7	(26)
Accrued payroll and sales taxes payable	345	(14)
Other Current assets	428	48
Lease liability	920	(39)
Other liabilities	1,632	(420)
Net cash (used in) provided by operating activities	(1,792)	1,496

Cash flows from investing activities:

Payments for acquisition, net of cash acquired	(4,392)	-
Other assets	-	66
Purchase of property and equipment	(976)	(5)
Net cash provided by (used in) investing activities	(5,368)	61

Cash flows from financing activities:
Proceeds from private placement	13,295	-
Proceeds from ESPP stock issuance	14	-
Proceeds from / (payments on) line of credit	926	1,870
Net proceeds from Warrant exercise	279	-
Net Proceeds from Options Exercise	156	-
Proceeds from notes/loans payable	2,172	898
Payment on notes/loans payable	(4,793)	(874)
Net cash provided by (used in) financing activities	(12,049)	1,894

Net increase (decrease) in cash	4,889	3,451
Cash and restricted cash, beginning of period	5,127	1,615
Foreign currency Exchange	(23)	-
Cash and restricted cash, end of period	$9,993	$5,066

Cash paid for interest	$1,101	$77
Cash paid for taxes	$110	$-
Supplementary for non-cash flow information:
Right of use lease asset	$1,276	$-
Stock issued for services	188	1,971
Net assets acquired in business combination	13,052	-
Intangible assets acquired in non-cash exchange	-	885
Conversion of notes payable	-	281
Stock options and warrants issued	171	304

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

We offer end-to-end solutions that include hardware, software, communications, and full lifecycle management services. We are an established manufacturer and distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, transportation and logistics, and oil, gas, and chemicals.

COVID-19

The outbreak of the COVID-19 pandemic continues to affect the United States of America and the world, including in the primary regions we operate. Many State Governors issued temporary Executive Orders in 2020, that, among other stipulations, effectively limited in-person work activities for most industries and businesses having the effect of suspending or severely curtailing operations. Many of these orders are in the process of being lifted. To date, we have not incurred any significant interruptions to our day-to-day operations or supply chain, except some of our employees have or are working remotely. In response to the COVID-19 pandemic, we proactively implemented certain measures to strengthen cash flow, manage costs, strengthen liquidity, and enhance employee safety. These measures included the reduction of payroll costs, a reduction in capital expenditures and other discretionary spending, the elimination of most business travel and restriction of visitors to our corporate office, enhanced cleaning and disinfection procedures at our corporate office and branch locations, promotion of social distancing and the wearing of face coverings (masks) at our corporate office and branch locations, and requirements for employees to work from home where possible.

The extent of the ultimate impact of the pandemic on our operational and financial performance will depend on various developments, including the duration and spread of the outbreak, the impact on capital and financial markets, governmental limitations on business operations generally, and its and their impact on potential customers, employees, vendors, and distribution partners, all of which cannot be reasonably predicted at this time.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. During the nine-month period ended September 30, 2021, there were no significant changes to those accounting policies.

Principles of Consolidation and Basis of Presentation

Our unaudited condensed consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly owned subsidiaries Quest Marketing, Inc., Quest Exchange Ltd., OmniQ Technologies Ltd., HTS Image Ltd., and HTS Image Processing, Inc., collectively referred to herein as “we” or “us” or “our” or the “Company.”

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

Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

Intangible assets with a limited life are being amortized on the straight-line method over useful lives ranging from 3 to 11 years. No events or indicators have occurred subsequent to December 31, 2020 that would affect the intangible assets. No impairment expense was recognized for the nine months ended September 30, 2021.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine-months ended September 30, 2021 and 2020 were 5,971,440 and 4,339,634, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

In thousands	September 30, 2021	December 31, 2020
Options to purchase common stock	1,654	1,553
Convertible preferred stock	-	-
Warrants to purchase common stock	1,404	75
Potential shares excluded from diluted net loss per share	3,058	1,628

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of September 30, 2021, we had a working capital deficit of $16.6 million and an accumulated deficit of $67.9 million. These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

Management has evaluated and assessed the Company’s ability to continue as a going concern. We believe that the achievements of the following positive factors alleviated the substantial doubt about our ability to continue as a going concern (not all inclusive):

●	The successful capital raise of $15 million.
●	The Company’s cash balance at September 30, 2021 of $9.99 million.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability and cash flow.
●	The Company’s favorable settlement with a major creditor. Reference note 8 supplier note.
●	The Company’s up-listing to the NASDAQ stock exchange enhancing the potential to issue additional stock.
●	The Company’s historical ability to continue operations and meet cash flow requirements.

Management considers these factors in the aggregate and believes that the Company has alleviated the substantial doubt about its ability to continue as a going concern.

NOTE 4 – CONCENTRATIONS

For the nine-months ended September 30, 2021 and the year ended December 31, 2020, two customers accounted for 26.1% and 37.2%, respectively, of the Company’s consolidated revenues.

Accounts receivable at September 30, 2021 and December 31, 2020 are made up of trade receivables due from customers in the ordinary course of business. Four customers made up 20.2% of the accounts receivable balance at September 30, 2021 and one customer represented 46% of the balance of accounts receivable at December 31, 2020.

Accounts payable are made up of amounts due to suppliers in the ordinary course of business at September 30, 2021 and December 31, 2020. One vendor made up 71% and 92.4% of our accounts payable on September 30, 2021 and December 31, 2020, respectively.

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

On May 3, 2021, the Company and Omniq Technologies Ltd., a wholly owned subsidiary of the Company (“Omniq Technologies”) entered into a share purchase agreement (the “Dangot Share Purchase Agreement”) with Mr. Haim Dangot. Pursuant to the Dangot Share Purchase Agreement, Omniq Technologies agreed to purchase 51%, or 5,100 shares, of the capital stock of Dangot Computers Ltd., an Israel company (“Dangot”), from Dangot’s sole shareholder, Haim Dangot, for consideration equivalent to 23,740,500 NIS (New Israeli Shekel), which is equal to US$7.6 million (the “Closing Consideration”), based on the then current exchange rate at the date of acquisition of NIS to dollars.

The Closing Consideration was paid on July 8, 2021 in the following manner: (a) the Company issued 220,103 shares of its common stock having a share value of $2,000,000 based on the average of the last 30 trading days prior to signing (May 3 ,2021); and (b) cash in the amount of $5,600,000.

Haim Dangot also granted Omniq Technologies an irrevocable option to purchase the remaining 4,900 shares, or 49%, of Dangot’s capital stock (the “Dangot Option”) in the 12-month period following the closing date (the “Dangot Option Period”) at a share purchase price of 465,500 NIS (US$143,142 per each 1% of Dangot’s remaining shares on a fully diluted basis) which is the same valuation per share as the purchase price for the 51%. In the event that Omniq Technologies chooses to exercise the Dangot Option, it must do so in whole or by an exercise pursuant to which Omniq Technologies shall purchase at least 26% of the additional Dangot shares on a fully diluted basis (the “Specific Partial Exercise”). Should Omniq Technologies exercise the Specific Partial Exercise, it shall have the right to complete the purchase of the remaining 23% of the Dangot shares on a fully diluted basis in a single exercise until the lapse of the Dangot Option Period. No other partial exercise shall be allowed.

The following table summarizes the consideration given and the purchase price allocation:

Purchase Price Consideration (in thousands)	Total Consideration
Cash payments	$5,058
Accrued payable to owner	600
Fair value of stock issued (220,103 shares)	2,084
Debt assumed	5,310
Total consideration	$13,052

Cash	$666
Accounts Receivable	13,470
Inventory	4,616
Other Assets	5,392
Property and equipment	638
Goodwill	1,758
Trade name	1,893
Customer relationship	3,139
Other intangible assets	899
Assets acquired	$32,471
Current liabilities assumed	(12,911)
Non-controlling interest	(6,508)
Net assets acquired	$13,052

The following proforma unaudited revenue and earnings as if the acquisition had been included in the consolidated results of the company for the full year ending December 31, 2020.

	September 30,
	2021	2020
	(in thousands/unaudited)
Revenue	$72,940	$66,110
Net income (loss)	$(9,233)	$(7,892)

Individual pro forma results for each acquisition are not disclosed, as individually these acquisitions would not have a material impact on the Company’s financial statements.

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us working capital.

In July 2016, we entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivable to Action. Pursuant to the FASA, the outstanding principal amount of advances made by Action at any time shall not exceed $6.0 million. Action reserves and withholds up to 5% of the face amount of each account purchased in a reserve account. As of September 30, 2021 and December 31, 2020, the balance outstanding was $5.8 million and $4.9 million, respectively.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	September 30, 2021	December 31, 2020
In thousands
Note payable –Marin	$480	$660
Note payable –Thomet	300	413

Note payable–Shareholder Convertible Note	-	43
Total notes payable	780	1,116
Less current portion	(390)	(433)
Long-term portion	$390	$683

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of September 30, 2021, was $63 thousand. Accrued interest is payable at maturity.

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

Future maturities of related party notes payable as of September 30, 2021, are as follows:

In thousands

2021	97
2022	390
2023	293
2024	-
Thereafter	-
Total	$780

NOTE 8 – OTHER NOTES PAYABLE

Other notes payable at September 30, 2021 and December 31, 2020, consists of the following:

(In thousands)	September 30, 2021	December 31, 2020
Note Payable- Supplier	$2,843	$6,443

All Other	5,125	7
Total	7,968	6,450
Less current portion	(5,641)	(6,449)
Long Term Notes Payable	$2,327	$1

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

●	On September 7, 2018, the Company entered into a Sixth Amendment to the Secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the Secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment.

●	On July 20, 2021, the Company entered into the Eighth Amendment to the Secured Promissory Note (the “Eighth Amendment”) extending the maturity date to August 15, 2022 and reducing the interest rate from 18% to 10%. The Eighth Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest at a minimum of $300 thousand each month. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

NOTE 9 – OTHER LIABILITIES

At September 30, 2021 and December 31, 2020, other liabilities consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Other vendor payable	$801	$801
Dividend payable	1,164	253
Bonus payable	-	27
Others	2,888	1,477
Total other liabilities	4,853	2,558
Less Current Portion	(2,796)	(1,412)
Total long term other liabilities	$2,057	$1,146

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of September 30, 2021, there were 1,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2021, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, 2021, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 745,030 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of September 30, 2021, the accrued dividends on the Series C Preferred Stock was $106 thousand.

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

COMMON STOCK

In August 2020, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain existing employees and attract new employees, directors, officers, consultants, and advisors to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. As of September 30, 2021, we had issued 361,146 shares or $1.8 million to consultants and advisors for services rendered.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the nine months ending September 30, 2021 employees purchased 1,376 or $14 thousand shares of commons stock.

On February 15, 2021 the Company issued 25,000 shares to Orion 4, LLC as part of a consulting agreement. The shares were valued at $188 thousand.

For the nine months ending September 30, 2021, 342,667 in stock options and stock warrants were exercised in exchange for 2,784,096 shares of OMNIQ common stock.

On July 8, 2021, the Company entered into a form of Securities Purchase Agreement (the “Securities Purchase Agreement”) with accredited investors. Pursuant to the Securities Purchase Agreement, on July 8, 2021 (the Closing Date”), the Company sold an aggregate gross proceeds of $15 million of units (the “Units”) before deducting placement agent fees, consultant and legal fees and other offering expenses (the “Offering”). The per Unit purchase price was $7.00.

Each Unit is comprised of one share of the Company’s common stock, $0.001 par value per share. As a result of the Offering, the Company issued 2,142,857 shares of common Stock (the “Shares”) and warrants (the “Warrants”) to purchase 171,429 shares of Common Stock (the “Warrant Shares”) at an exercise price equal to $7.70 per Warrant Share, which Warrants are exercisable for a period of five years from the issuance date.

ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), acted as the sole placement agent for the Offering. In connection with the Offering, the Company entered into a Placement Agency Agreement with the Placement Agent, pursuant to which it paid the Placement Agent $1.2 million (eight percent of the gross proceeds) in commissions and reimbursed it for $150 thousand of expenses incurred in connection with the Offering plus other miscellaneous expenses. The Company also issued the Placement Agent a warrant (the “Placement Agent Warrant”) to purchase 171,429 shares of the Company’s common stock (the “Placement Agent Warrant Shares”) at an exercise price of $7.70 per share. The Placement Agent Warrant terminates five years from the Closing Date.

The Company paid additional legal and other fees directly related to the Offering. The cash fees paid were netted against the Offering proceeds, as follows:

(In thousands)
Total proceeds from issuance of Common Stock and Warrants	$15,000

Placement Agent fees	(1,455)
Commission, Legal and other fees	(264)
Total	$13,281

The fair value of the Warrants issued to the Placement Agent and Consultant are included in the Warrants Paid in Capital account in stockholder’s equity.

Warrants

The following table summarizes information about warrants granted during the nine-month periods ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of period	1,366,667	$7.19	1,166,667	$6.42

Warrants granted	171,429		325,000	8.20
Warrants expired	(15,000)	14.00	(10,000)	5.60
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	(119,167)	3.98	(150,000)	4.00

Balance, end of period	1,403,929	$7.45	1,331,667	$7.14

Exercisable warrants	1,320,596	$7.45	1,165,001	$7.08

Outstanding warrants as of September 30, 2021 are as follows:

	Weighted Average		Weighted		Weighted
Range of	residual life		Average		Average
Exercise	span	Outstanding	Exercise	Exercisable	Exercise
Prices	(in years)	Warrants	Price	Warrants	Price

7.00	3.27	847,500	7.00	847,500	7.00
7.50	4.93	250,000	7.50	166,667	7.50
7.70	4.77	171,429	7.70	171,429	7.70
8.00	0.41	10,000	8.00	10,000	8.00
10.00	1.23	125,000	10.00	125,000	10.00

7.00 to 10.00	3.42	1,403,929	$7.45	1,320,596	$7.45

Warrants outstanding at September 30, 2021 and 2020 have the following expiry date and exercise prices:

	Exercise
Expiry Date	Prices	2021	2020

October 10, 2020	12.00	-	15,000
December 30, 2020	4.00	-	-
February 02, 2021	14.00	-	15,000
August 02, 2021	2.20	-	75,000
October 10, 2021	10.00	25,000	25,000
February 27, 2022	8.00	10,000	10,000
May 18, 2023	10.00	50,000	50,000
October 14, 2023	10.00	50,000	-
October 06, 2024	7.00	793,667	891,667
September 01, 2025	7.50	83,334	83,334
June 04, 2026	7.50	83,333	83,333
July 8, 2026	7.70	171429	-
December 04, 2027	7.50	83,333	83,333

		1,403,929	1,231,667

Stock Options

The following table summarizes information about stock options granted during the nine months ended September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of period	1,811,550	$4.32	1,133,550	$4.00

Stock options granted	-		775,000	4.63
Stock options expired	-		(30,250)	3.98
Stock options cancelled, forfeited	(28,750)		-
Stock options exercised	(223,500)		(66,750)	2.51

Balance, end of period	1,559,300	$4.58	1,811,550	$4.32

Exercisable stock options	1,070,133	$4.56	959,550	$4.02

On September 30, 2020, the Company granted 775,000 stock options. These options were granted as part of the asset acquisition described in Note 4, and to a member of the board of advisors, and to certain employees as part of the Company’s Equity Incentive Plan.

Outstanding stock options as of September 30, 2021 are as follows:

Range of Exercise Prices		Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

	$1.50	0.38	38,017	$1.50	38,017	$1.50
	$1.80	0.38	76,033	$1.80	76,033	$1.80
$
	$2.40	1.43	247,000	$2.40	247,000	$2.40
	$4.20	3.55	10,000	$4.20	7,500	$4.20
	$4.40	8.24	404,000	$4.40	170,667	$4.40
	$4.84	9.00	380,000	$4.84	126,667	$4.84
	$5.00	1.77	147,500	$5.00	142,500	$5.00
	$5.40	2.17	131,750	$5.40	131,750	$5.40
	$10.00	3.14	125,000	$10.00	125,000	$10.00

	$1.50 to 10.00	5.16	1,564,300	$4.58	1,032,116	$4.73

Stock options outstanding at September 30, 2021, and 2020 have the following expiration date and exercise prices:

Expiration Date	Exercise Prices	September 30, 2021	September 30, 2020
August 2, 2021	$2.20	-	175,000
February 17, 2022	$1.50	38,017	38,017
February 17, 2022	$1.80	76,033	76,033
February 28, 2023	$5.00	20,000	-
March 5, 2023	$2.40	247,000	340,000
July 31, 2023	$5.00	127,500	127,500
October 31, 2023	$4.40	59,000	108,250
November 30, 2023	$5.40	131,750	143,750
November 20, 2024	$10.00	125,000	125,000
April 20, 2025	$4.20	10,000	-
September 30, 2030	$4.40	350,000	-
September 30, 2030	$4.84	380,000	-

		1,564,300	1,073,300

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, we were required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the nine months ending September 30, 2021, we elected to forgo the match.

Operating Leases

As of September 30, 2021, we had 8 operating leases as follows:

●	Office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of September 30, 2021, we had 20 months remaining on the lease.

●	A vehicle with monthly payments of less than $1 thousand. As of September 30, 2021, the Company had 5 months remaining on the lease.

●	Office space in Salt Lake City, UT, with monthly payments of $22 thousand. As of September 30, 2021 the company had 58 months remaining on the lease.

●	Yad haruzim -Dangot main office in Tel-Aviv . with monthly payments of between 62500 NIS to 65365 NIS . As of September 30, 2021, we had 38 months remaining on the lease.

●	Gamdan office in Tel-Aviv. with monthly payments of between 21,080 NIS to 22,134 NIS . As of September 30, 2021, we had 27 months remaining on the lease.

●	Rival warehouse in Tel Aviv. . with monthly payments of between 40,000 NIS to 41,200 NIS. As of September 30, 2021, we had 45 months remaining on the lease.

●	Hofman warehouse in Tel Aviv. . with monthly payments of between 3,500 NIS. As of September 30, 2021, we had 33 months remaining on the lease.

●	Rental cars- Variable payments, between NIS 2,000 and NIS 6,000 for about 65 employees with 36 payments.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company assessed potential subsequent events and there were none as of the filing date.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from continuing operations for the nine months ended September 30, 2021 were $53.4 million, an increase of approximately $11.1 million, or 26.2%, over the nine months ended September 30, 2020.

The loss from continuing operations for the nine months ended September 30, 2021 was $8.9 million, an increase of $2.5 million compared with the loss in the nine months ended September 30, 2020 of $6.4 million. Basic loss per share from continuing operations for the nine months ended September 30, 2021 was ($1.80) versus ($0.04) per share for the same time period in 2020.

SUBSEQUENT EVENT

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. As of September 30, 2021, we had a working capital deficit of $16.6 million and an accumulated deficit of $67.9 million. These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

Management has evaluated and assessed the Company’s ability to continue as a going concern. We believe that the achievements of the following positive factors alleviated the substantial doubt about our ability to continue as a going concern (not all inclusive):

●	The successful capital raise of $15 million.
●	The Company’s cash balance at September 30, 2021 of $9.99 million.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability and cash flow.
●	The Company’s favorable settlement with a major creditor. Reference note 8 supplier note.
●	The Company’s up-listing to the NASDAQ stock exchange enhancing the potential to issue additional stock.
●	The Company’s historical ability to continue operations and meet cash flow requirements.

Management considers these factors in the aggregate and believes that the Company has alleviated the substantial doubt as its ability to continue as a going concern.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

(In thousands, except per share data)	Three months ended September 30,		Variation
	2021	2020	$	%
Revenue	$20,513	$15,833	4,680	29.6%
Cost of Goods sold	15,842	13,024	2,815	21.6%
Gross Profit	4,671	2,809	1,862	66.3%
Operating Expenses	6,801	5,830	971	16.7%
Income (loss) from operations	(2,130)	(3,021)	891	(29.5)%
Net loss from continuing operations	(4,214)	(3,781)	(433)	11.5%
Net Loss per common Share	$(0.68)	$(0.83)	0.15	(17.9)%

Revenues

For the three months ended September 30, 2021 and 2020, the Company generated net revenues in the amount of $20.5 million and $15.8 million, respectively. The increase between the three-month periods was attributable to the additional sales channel’s provided by the acquisition of Dangot.

Cost of Goods Sold

For the three months ended September 30, 2021 and 2020, the Company recognized a total of $15.8 million and $13 million, respectively, of cost of goods sold. For the three months ended September 30, 2021 and 2020, cost of goods sold were 77.2% and 82.2% of net revenues, respectively. The 2021 decrease in cost of goods sold as a percentage of net revenue was attributable to discounts being granted during the Covid pandemic which are no longer being offered.

Operating expenses

Total operating expense for the three months ended September 30, 2021 and 2020 recognized was $6.8 million and $5.8 million, respectively, representing an 16.7% increase. The increases are related to the additional operations from Dangot.

Research and Development – Research and development expenses for the three months ended September 30, 2021 and 2020 totaled $474 thousand and $428 thousand, respectively, representing a 10.7% increase. The increases are primarily attributed to expanding our range of solutions offered and development of the AI proprietary products.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended September 30, 2021 and 2020 totaled $6.8 million and $4.8 million, respectively, representing a 41% increase. The increase was due primarily to increased number of employees and operating activities from the acquisition of Dangot.

Depreciation – Depreciation expenses for the three months ended September 30, 2021 and 2020 totaled $82 thousand and $44 thousand, respectively, representing an 86.3% increase. The increase is directly increased by the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended September 30, 2021 and 2020 totaled $1.5 million and $550 thousand, respectively. The increase is directly increased by the acquisition of additional intangible assets and the amortization of the acquired workforce.

Other income and expenses

Interest Expense - Interest expense for the three months ended September 30, 2021 totaled $587 thousand, as compared to $744 thousand for the three months ended September 30, 2020. The decrease is primarily attributable to renegotiated terms with lenders and vendors.

(In thousands, except per share data)	Nine months ended September 30,		Variation
	2021	2020	$	%
Revenue	$53,383	$42,309	11,074	26.2%
Cost of Goods sold	42,778	33,886	8,889	26.2%
Gross Profit	10,605	8,423	2,182	25.9%
Operating Expenses	15,348	14,794	554	3.7%
Income (loss) from operations	(4,743)	(6,371)	1,628	(25.6)%
Net loss from continuing operations	(8,921)	(8,646)	(275)	3.2%
Net Loss per common Share	$(1.47)	$(2.03)	0.56	(27.7)%

Revenues

For the nine months ended September 30, 2021 and 2020, the Company generated net revenues in the amount of $53.4 million and $42.3 million, respectively. The increase between the nine-month periods was attributable to stronger fulfillment and deliveries by the Company and demand by certain customers in connection with the COVID-19 pandemic and the additional sales channel’s provided by the acquisition of Dangot.

Cost of Goods Sold

For the nine months ended September 30, 2021 and 2020, the Company recognized a total of $42.8 million and $33.9 million, respectively, of cost of goods sold. For the nine months ended September 30, 2021 and 2020, cost of goods sold were 80.13% and 80.09% of net revenues, respectively.

Operating expenses

Total operating expense for the nine months ended September 30, 2021 and 2020 recognized was $19.5 million and $14.8 million, respectively, representing an 32% increase.

Research and Development – Research and development expenses for the nine months ended September 30, 2021 and 2020 totaled $1.4 million and $1.3 million, respectively, representing a 14% increase.

Selling, general and Administrative – Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 totaled $15 million and $11.8 million, respectively, representing a 29.7% increase. The increase was due primarily number of employees and operating activities from the acquisition of Dangot.

Depreciation – Depreciation expenses for the nine months ended September 30, 2021 and 2020 totaled $167 thousand and $134 thousand, respectively, representing an 24.6% decrease. The increase is directly increased by the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the nine months ended September 30, 2021 and 2020 totaled $2.6 million and $1.6 million, respectively.

Other income and expenses

Interest Expense - Interest expense for the nine months ended September 30, 2021 totaled $1.9 million, as compared to $2 million for the nine months ended September 30, 2020.

Net loss from operations

The Company realized a net loss from continuing operations of $8.9 million for the nine months ended September 30, 2021, compared to a net loss of $8.6 million for the nine months ended September 30, 2020, an increase of $300 thousand.

The decrease in net loss between the nine-month periods is mainly attributable to the Company’s acquisition of Dangot.

Liquidity and capital resources

As of September 30, 2021, the Company had cash in the amount of $10 million of which $75 thousand is on deposit and a working capital deficit of $16.9 million, compared to cash in the amount of $5.1 million, of which $.5 million was restricted, and a working capital deficit of $25.3 million as of December 31, 2020. In addition, the Company had a stockholders’ deficit of $10.7 million as of September 30, 2021 and stockholders’ deficit of $5 million as of December 31, 2020.

The Company’s accumulated deficit was $67.9 million and $56.7 million on September 30, 2021, and December 31, 2020, respectively.

The Company’s operations resulted in net cash used of $1.7 million during the nine months ended September 30, 2021, compared to net cash provided of $1.5 million during the nine months ended September 30, 2020, a decrease of $1.2 million.

Net cash used in investing activities was $5.4 million for the nine months ended September 30, 2021, compared to net cash provided of $61 thousand for the nine months ended September 30, 2020, an increase of $5.5 million.

The Company’s financing activities provided net cash of $12 million during the nine months ended September 30, 2021, compared to net cash provided of $1.9 million during the nine months ended September 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of September 30, 2021, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2021

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

EXHIBIT INDEX

10.1	Share purchase Agreement dated May 3, 2021, by and between OMNIQ Corp, OMNIQ Technologies Ltd. and Haim dangot. (incorporated by reference to the Current Report on Form 8-k filed with the SEC on May 6, 2021)

10.2	Conversion Agreement dated May 3, 2021 by and between OMNIQ Corp. and Jason Griffith (incorporated by reference to the current Report on Form 8-k filed with the SEC on May 6, 2021)

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

