Form 10-K
period 2021-12-31
OMNIQ Corp.
filed 2022-03-31
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(714) 899-4800

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	OMQS	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $15,081,894.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,560,001 shares of common stock were outstanding as of March 25, 2022.

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

PART I

ITEM 1. BUSINESS

General

OMNIQ Corp., a Delaware corporation, formerly Quest Solution, Inc., together with its wholly owned and majority owned subsidiaries, referred to herein as “we,” “us,”, “our”, “OMNIQ”, or the “Company”, was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine vision image processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	ViascanQdata, Inc (October 2015 – later sold in September 2016)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)
●	Dangot Computers Ltd. (July 2021)

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

We offer end-to-end solutions that include hardware, software, communications, and full lifecycle management services. We are an established manufacturer and distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. We provide printing solutions, credit card terminals, automatic kiosks and point of care units. We also offer customers technical service and support. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, transportation and logistics, and oil, gas, and chemicals. Since 2014, our annual consolidated revenues have grown to more than $75 million with clients in more than 40 countries. We currently address several billion-dollar markets with double-digit growth, including the Global Safe City market, forecasted to grow to $29.6 billion by 2022, and the Ticketless Safe Parking market, forecasted to grow to $5.2 billion by 2023.

Our Strategy

Our strategy is to focus on operational excellence and cost reduction, addressing the balance sheet debt and putting together a business plan that is based on revenue growth and technological leadership. We intend to continue to identify synergies within the Company to offer a more complete line of products, services and technological solutions to customers throughout the United States and Israel. Furthermore, the market in which OMNIQ operates is undergoing consolidation and OMNIQ has started identifying strategic companies in the data collection, big data analytics and mobile systems integration market, as well as other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

We are a provider of products and solutions to two main markets: supply chain management and smart/safe city. We have expanded our product solutions, which are based on artificial intelligence and machine learning algorithms, offering computer vision applications. Our product offerings have established us as an innovative and technological company, and we are able to offer our Fortune 1000 customers an end-to-end solution. We are a pioneer in providing cutting-edge technology solutions to the markets we serve.

As a world-wide systems integrator, we focus on design, delivery, deployment and support of fully integrated mobile and automatic identification data collection solutions. We use unique computer vision technology and additional identification technologies in its solutions. We also manufacture and distribute labels, tags, ribbons and RFID identification tags. We provide printing solutions, credit card terminals, automatic kiosks and point of care units. We also offer customers technical service and support. We take a consultative approach by offering end-to-end solutions that include software, algorithm, hardware, service contracts, communications and full lifecycle management services.

We simplify the integration process because of our experienced team of professionals. We deliver problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, some of which we developed and some is sourced from third parties. We are a leading providing of bar-code labels and ribbons (media). We provide consultative services to companies to select, design and manufacture the right label for their product offering. Once a company purchases our product, sales generally recur on a regular basis.

Our ground-breaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and automated parking solutions. Inspired by time-critical “friend or foe” decision-making processes, our patented algorithms are based on a combination of cognitive science and machine-learning-based pattern-recognition technology which is arbitrated through a multi-layered decision-making process that offers both speed and accuracy.

Our experienced team of consulting and integration professionals guide companies through the entire development and deployment process, from selecting technology, to the successful company-wide rollout of a customized solution that fits a company’s unique requirements. After performing a thorough technical evaluation of the client’s current operations and specific operational problems, our team determines the optimal hardware and software solutions to optimize the client’s operational workflow. We deliver ongoing services provided throughout the deployment process and throughout the entire product life cycle. We also deliver full installation services for all mobile data-collection computers, automatic kiosks, points of care and printing equipment including full staging and kitting of the equipment.

We have been successful in delivering mission-critical mobile-computing and data-collection solutions to Fortune 1000 companies for over two decades. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for us to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth, and opportunity available to the Company to succeed.

Core to the solutions offered by the Company is a full suite of configurable packaged software solutions that were internally developed and provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Order Entry: Software designed to increase productivity in the field. Remote workers increasingly demand rapid access to real-time information and up-to-date data to facilitate and streamline their job functions in the field—our Order Entry Software is the answer.

Intelligent Order Entry: Adds intelligence to aging order entry system to maximize profits. The hand-held industry is a vital link in getting remote orders from the field to corporate. Our Intelligent Order Entry Software adds this capability to aging order entry systems.

iTrack: Track Device Deployment. iTrack, an Internet Tracking System, is a management tool that tracks the deployment of hardware devices in the field and their repair history.

Warehouse: Enhances efficiency in distribution and manufacturing environments. The warehouse is a collection of applications for portable devices that extend the power of your existing system out to the warehouse floor and dock doors.

Proof of Delivery: Enhances document delivery performance. We offer proof-of-delivery capabilities as part of its Mobility Suite that gives companies an edge over competitors by improving customer service.

WTMiP: Extends business beyond four walls. WTMiP provides the link between corporate and the mobile worker. WTMiP servers allow files and data to seamlessly synchronize between the corporate host and laptops, handheld devices, and Windows CE or Windows Mobile devices.

Easy Order: Easy order on-line purchasing portal. Our Easy Order Solution offers companies a customized portal that streamlines and simplifies ordering by providing clients with their own unique private on-line store.

QTSaaS (Quest Total Solutions as a Service): QTSaaS is a complete mobile services offering that includes hardware, software, services, and wireless data in a bundled subscription payment offering over a period of time. Our partnership with Hyperion Partners LLC and wireless carriers allows us to offer mobility solutions to our customers on platforms that extend the market into new mobile applications that previously were not being automated.

Media and Label Business: Repeatable easy order online purchasing portal. The largest segment of data collection opportunity for us is the barcode label market providing ongoing and repeatable purchasing business. We intend to continue in the label business in the United States of America to drive business growth and increased margins.

Our Target Markets

Two markets we serve are Smart/Safe City and Supply Chain Management. Our ground breaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and discerning customers within the access control, airport, border crossing, municipality safety, and parking industries. We seek to utilize our expertise and end-to-end software solutions in markets which provide the greatest opportunity to increase margins.

Within the Supply Chain Management market, we believe we can further develop our existing customer base needing to replace their legacy systems with a new go-to-market strategy leveraging our field sales and system resources, telemarketing, customer portals, and vertical market and barcode label specialists. We believe the ideal candidates for our machine learning technology are our base of industry-leading customers for the barcode label and ribbon (media) products in the manufacturing, distribution, transportation and logistics, retail and healthcare sectors—which sectors are at the core of our business.

For over two decades, we have been successful in integrating mission critical mobile computing and data collection solutions for Fortune 1000 companies. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe there is more than adequate market size, growth, and opportunity available for us to succeed.

We believe integrating our patented and proprietary AI technology into its existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at higher margins for both us, and our Fortune 1000 clients.

Our Sales Strategy

Our direct sales teams are supported by systems engineers averaging over twenty (20) years of experience in the mobile industry. The sales organization’s growth in-reach mirrors the addition of new products and services. Sales team members are organized by industry areas of opportunity, areas of expertise, and territory. Our sales teams are organized to address national accounts offering a broad array of unique solutions for key lines of business applications, which provides opportunities for upsell and cross sell to our clients. For the barcode label (media) business, we utilize a specialty sales force, resellers, and distributors of our manufactured private label products. For the Israeli market we have direct sales teams that are organized by industry and product line. In Israel we also offer comprehensive technical service and support which increases customer confidence and supports the sales process.

Salespeople are supported internally by sales support personnel, who coordinate quotes and logistics, and by members of the systems engineering group and software teams.

The normal sales cycle is one (1) to six (6) months, and typically involves the development of a scope of work and preparation of a ROI analysis. We use Company developed analysis templates in order to reduce the sales cycle. The analyses and proposals include information on leasing and other financing options, which helps differentiate us from our competitors. The label business sales cycles are shorter, with purchases made more frequently on a transactional basis.

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

Human Capital

OMNIQ’s operating philosophy is our growth and continued success are the result of management and employees working together in a spirit of cooperation and teamwork. Our core values emphasize an environment where safety, diversity, inclusion, talent development, training, and retention are top priorities. This has enabled us to meet various challenges over the years. The progress that has been achieved by us reflects this strong mutual commitment between the Company and its employees. We believe our employees are our greatest asset. We remain focused on furnishing friendly and safe working conditions, providing competitive pay, offering quality benefits, and producing revenue for the continued growth of the Company and the communities in which we operate. All of this with an emphasis on the welfare of our employees and their families. We realize our success is a direct result of the hard work and dedication of our employees. Each employee at OMNIQ is a contributing partner in our future growth and we strive to maintain a mutually beneficial workplace culture that also fosters the professional development of each employee.

As of December 31, 2021, we had approximately 193 employees. Of these employees, 174 are salaried (including commissioned employees) personnel and 19 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, technical services, and office and administrative support. We believe we have good relations with our employees, and we have never experienced a work stoppage. Generally, the total number of employees does not significantly fluctuate throughout the year.

Concentrations

For the years ended December 31, 2021 and 2020, two customers accounted for 23% and one customer accounted for 37.2%, respectively, of the Company’s consolidated revenues.

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. One customer made up 17% of the accounts receivable balance as of December 31, 2021, and 46% of the balance of accounts receivable as of December 31, 2020.

As of December 31, 2021 and 2020 one vendor made up 65% and 70%, respectively, of our purchases.

Available Information

OMNIQ’s website, www.omniq.com, and the information contained on that site, or connected to that site, are not part of or incorporated by reference into this filing.

We file electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov. We use the Investor section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor section of our website, in addition to following press releases, SEC filings, and public conference calls and webcasts.

ITEM 1A. RISK FACTORS

This section is not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not required for smaller reporting companies.

ITEM 2. PROPERTIES

OMNIQ’s corporate offices are currently located at 1865 West 2100 South, Salt Lake City, UT 84119. Our executive management, sales, operations, accounting, and administrative functions are located at the corporate offices. The corporate office annual lease expense is $267,576. The space is under a five-year lease and expires June 2026.

We lease office space for our software developers in Akron, Ohio. The lease provides for monthly payments of $3,000. The space is under a five-year lease and expires May 2023.

We lease office and warehouse space for our satellite sales and technical support staff in Anaheim, California. The lease is month to month and annual lease expense is $36,000.

We also lease office space for research and development employees located in Israel. The lease expense for the year ending December 31, 2021 was NIS 21,000 per month.

Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 765,953. The space is under a five years and eleven months lease and expires November 2024.

We lease office space (Gamdan- 1st floor) for our finance and service department at Yad harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 22,134. The space is under a five-year lease and expires December 2023.

We lease office and warehouse space for our products and technical support staff in Hofman and Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 43,500. The space is under a six and half year lease and expires June 2025.

ITEM 3. LEGAL PROCEEDINGS

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. The Company intends to defend the case. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020.

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

On October 8, 2021 the Company’s common stock became available on The Nasdaq Stock Market LLC under the symbol “OMQS”. Before then, shares of OMNIQ’s common stock were not traded on an established market. OMNIQ’s common stock was traded through broker/dealers and in private transactions, and quotations reported on the OTCQB under the symbol “OMQS”. OTCQB quotations reflected interdealer prices, without mark-up, mark-down or commission and may not represent actual transactions. No dividends have been declared or paid on OMNIQ’s common stock and none are likely to be declared or paid in the near future.

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2020:
Fiscal Quarter Ended March 31, 2020	$5.76	$2.50
Fiscal Quarter Ended June 30, 2020	$7.39	$3.77
Fiscal Quarter Ended September 30, 2020	$7.25	$4.25
Fiscal Quarter Ended December 31, 2020	$6.86	$4.03

Fiscal Year Ended December 31, 2021:
Fiscal Quarter Ended March 31, 2021	$10.25	$4.16
Fiscal Quarter Ended June 30, 2021	$12.00	$7.01
Fiscal Quarter Ended September 30, 2021	$16.00	$7.10
Fiscal Quarter Ended December 31, 2021	$10.88	$6.01

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,938,229	$5.91	1,483,856

Total	2,963,229	$5.91	1,483,856

In October 2021, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to provide long-term incentives and rewards to directors, officers, consultants, advisors and employees of the Company and its subsidiaries in order to assist the Company to attract and retain individuals with experience and/or ability on a basis competitive with industry practices and to associate the interest of these individuals with those of the Company’s shareholders by providing for the issuance of stock-based awards. The total number of shares of Common Stock authorized for issuance under the Plan is 1,118,856 shares.

In August 2020, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, one million (1,000,000) shares of OMNIQ’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the September 2020, shareholders’ meeting. For the year ending December 31, 2020, we issued 336,146 shares ($1.6 million) to consultants and advisors for services rendered. No shares were issued in 2021

In September 2020 and pursuant to the 2020 Equity Incentive Plan, we granted options to purchase an aggregate of 745,000 shares of the Company’s common stock to certain of our employees, officers and directors. Included in the total shares granted are options to purchase 230,000 shares of its common stock to Mr. Shai Lustgarten, our Chief Executive Officer, options to purchase 40,000 shares of its common stock to Mr. Neev Nissenson, our Chief Financial Officer, options to purchase 150,000 shares of its common stock to Mr. Carlos J. Nissensohn, a consultant and principal stockholder, and options to purchase 10,000 shares of its common stock to our Directors Andy MacMillan and Yaron Shalem, respectively. The remaining 305,000 granted options are for other employees and consultants. The exercise price of the options granted was $4.40 per share, which was the closing price of the Company’s common stock on September 29, 2020, the day prior to the grant, except for the options granted to Shai Lustgarten and Carlos J. Nissensohn, which have an exercise price of $4.84 per share. The options granted to Shai Lustgarten and Carlos J. Nissensohn have a term of five (5) years and the balance of the options have a term of ten (10) years.

On January 23, 2019, the Company received shareholder approval to adopt its 2018 Equity Incentive Plan.

Dividends and other Distributions

OMNIQ has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. OMNIQ may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends, although the Company has no current plans to do so. Any future determination to pay cash dividends will be at the discretion of OMNIQ’s Board of Directors. The Company’s Series C Preferred Stock pays a 6% dividend, but the Company has been unable to make such dividend payments and so those dividends are accrued quarterly. Accrued but unpaid dividends do not bear interest. Pursuant to the settlement agreements made certain shareholders in February 2018, in which over $15 million in debt was extinguished, the shares of Series C Preferred Stock issued in exchange, totaling 1,685,000 shares, will not pay and will not accrue dividends for a 24-month period, or any time prior to March 1, 2020.

At the time of acquisition of Dangot Computers Ltd certain dividend payables were owed to non-controlling interests. These liabilities were assumed by OMNIQ and during the year ended December 31, 2021 Dangot Computers Ltd paid $306 thousand to those non-controlling interests.

Recent Sales of Unregistered Securities

During 2021, the Company issued an aggregate of 2,186 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program valued at approximately $16 thousand.

On February 15, 2021, the Company issued 25,000 shares to Orion 4, LLC as part of a consulting agreement. The shares were valued at $188 thousand.

On May 4, 2021, the Company issued 95,424 shares as part of a series of conversion agreements with a former noteholder and preferred shareholder. The shares were valued at $859 thousand including conversion penalties.

On July 8, 2021, the Company issued 220,103 shares in connection with the acquisition of Dangot Computers. The shares were valued at approximately $2 million. See note 4.

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

On October 13, 2021, the Company issued 10,127 shares as part of a series of conversion agreements with a former noteholder and preferred shareholder. The shares were valued at less than $100 thousand including conversion penalties.

During 2021, various holders exercised options and warrants resulting in the issuance of 77,677 shares valued at $436 thousand

During 2021, various holders exercised in cashless transactions options and warrants resulting in the issuance of 201,429 shares valued at $1,269 thousand

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of OMNIQ, Corp. and its consolidated subsidiaries as of December 31, 2021, and its consolidated results of operations for the year ended December 31, 2021, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

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

The Company’s consolidated revenue for the year ended December 31, 2021 were $78.3 million, representing an increase of $23.1 million from the year ended December 31, 2020 of $55.2 million. Revenues in 2021 and 2020 are presented in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606).

Net loss attributable to common stockholders’ of OmniQ Corp was $13.4 million in 2021, an increase of $1.9 million from the 2020 loss of $11.5 million. Basic loss per share attributable to common stockholders was $2.20 for the year 2021 compared to $2.49 per share for the year 2020.

On May 3, 2021, the Company and OmniQ Technologies Ltd., a wholly owned subsidiary of the Company (“OmniQ Technologies”) entered into a share purchase agreement (the “Dangot Share Purchase Agreement”) with Mr. Haim Dangot. Pursuant to the Dangot Share Purchase Agreement, OmniQ Technologies agreed to purchase 51%, or 5,100 shares, of the capital stock of Dangot Computers Ltd., an Israel company (“Dangot”), from Dangot’s sole shareholder, Haim Dangot, for consideration equivalent to 23,740,500 NIS (New Israeli Shekel), which is equal to US $7.7 million (the “Closing Consideration”), based on the exchange rate at the date of acquisition of NIS to dollars.

The Closing Consideration was paid on July 8, 2021 in the following manner: (a) the Company issued 220,103 shares of its common stock having a share value of $2,084 thousand and (b) cash in the amount of $5,058 thousand and $600 thousand payable to owner.

Haim Dangot also granted OmniQ Technologies an irrevocable option to purchase the remaining 4,900 shares, or 49%, of Dangot’s capital stock (the “Dangot Option”) in the 12-month period following the closing date (the “Dangot Option Period”) at a share purchase price of 489,500 NIS (US $150,522 per each 1% of Dangot’s remaining shares on a fully diluted basis) which is the same valuation per share as the purchase price for the 51%. Effective October 1, 2021 the Company exercised a portion of its option and purchased an additional 26% of Dangot bringing its ownership to 77%. The Company paid $4,012,000 to purchase the additional shares. OmniQ Technologies has the right to complete the purchase of the remaining 23% of the Dangot shares on a fully diluted basis in a single exercise until the lapse of the Dangot Option Period. No other partial exercise shall be allowed.

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

In August 2020, OMNIQ adopted an Equity Incentive Plan (the “2020 Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the 2020 Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The 2020 Plan was approved by the Company’s stockholders in September 2020.

In September 2020 and pursuant to the 2020 Equity Incentive Plan, the Company granted options to purchase an aggregate of 745,000 shares of the Company’s common stock to certain of its employees, officers and directors, including options to purchase 230,000 shares of its common stock to Mr. Shai Lustgarten, the Company’s Chief Executive Officer, options to purchase 40,000 shares of its common stock to Mr. Neev Nissenson, its Chief Financial Officer, options to purchase 150,000 shares of its common stock to Mr. Carlos J. Nissensohn, a consultant and principal stockholder, and options to purchase 10,000 shares of its common stock to Company Directors Andy MacMillan and Yaron Shalem, respectively. The exercise price of all of the options granted was $4.40 per share, which was the closing price of the Company’s common stock on September 29, 2020, the day prior to the grant, except for the options granted to Shai Lustgarten and Carlos J. Nissensohn, which have an exercise price of $4.84 per share. The options granted to Shai Lustgarten and Carlos J. Nissensohn have a term of five (5) years and the balance of the options have a term of ten (10) years.

In September 2020, the Company filed an amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of Delaware, pursuant to which the Company reduced the amount of its authorized common stock to 15,000,000 and reduced the amount of its authorized preferred stock to 5,000,000, of which 3,000,000 shares shall be designated as Series C Preferred Stock.

In October 2021, OMNIQ adopted an Equity Incentive Plan (the “2021 Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the 2021 Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The 2021 Plan was approved by the Company’s stockholders in December 2021.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $23 million as of December 31, 2021
●	Accumulated deficit of $71 million as of December 31, 2021
●	Multiple years of losses from operations
●	Multiple years of negative cash flows from operations

These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented by management to address the Company’s conditions:

●	The Company has common stock which is now traded publicly on the NASDAQ stock exchange. Accordingly, it is better able to successfully raise capital when needed. In addition, there are outstanding warrants from prior offerings that could be exercised depending upon the performance of our stock.
●	The Company raised gross proceeds of $15 million from a private placement of its common stock in July 2021.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow, including positive cash flows from operations of $570 thousand since the acquisition, and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The Company expects to receive financing for the acquisition of the last 23% of shares of Dangot at a loan to value rate of 85%. The company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders (so far approx. $1.3M) in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management is in the final steps of receiving a $8.5M line of credit from Western Alliance Bank. This line of credit will replace the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M. Overall the effective interest rate of the new line of credit is approx. 7% compared to 12% with Action and 10% with ScanSource.
●	As of December 31, 2021, the Company had approximately $7 million, in cash, which is sufficient cash to last 15 months at the current burn rate. According to our sensitivity analysis the Company would have to miss it’s projection by over 17% to be at risk at the end of March 2023.
●	Historical results - For over ten years, the Company’s audit opinion has contained an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern. The fact that the Company has a ten plus year plus history of continuing operations, in and of itself, demonstrates an ability to continue for a period of 12 months, post-issuance of each report.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2021 was approximately $29M. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Blue Star continues selling to the Company with preferable credit terms. Blue Star has agreed to reduce the annual interest rate on invoices that are past due to just 5%. We anticipate, consistent with prior periods, Blue Star will continue to extend us such preferable payments terms in the foreseeable future. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.
●	Beginning in 2022 the Company expects positive cash flow from operations.

Management believes that the aggregate impact of these plans is to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date financial statement issuance.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Years Ended December 31		Variation
In thousands	2021	2020	$	%
Revenue	$78,251	$55,209	$23,042	41.74%
Cost of Goods sold	61,582	44,293	17,289	39.03%
Gross Profit	16,669	10,916	5,753	52.70%
Operating Expenses	27,149	19,899	7,250	36.43%
Loss from operations	(10,480)	(8,983)	(1,497)	16.66%
Net loss	(13,144)	(11,504)	(1,640)	14.25%
Net (loss) per share - basic and diluted attributable to common stockholders’ of OmniQ Corp	$(2.20)	$(2.49)	$0.29	(11.65)%

Revenues

Revenue for the years ended December 31, 2021 and 2020 were generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers. For the years ended December 31, 2021 and 2020, the Company recognized $78.3 million and $55.2 million in net revenues, respectively. This represents an increase of 41.7%. The increase was due to growth in the marketplace and the acquisition of Dangot.

Cost of Goods Sold

For the years ended December 31, 2021 and 2020, the Company recognized a total of $61.5 million and $44.3 million respectively, of cost of goods sold. Cost of goods sold was 79% of net revenues for 2021 and 80% for 2020. Our gross margin percentage has remained relatively stable in an industry that is experiencing gross margin pressure.

Operating expenses

For the years ended December 31, 2021 and 2020, operating expenses were $27.1 million and $19.9 million, respectively. This represents an increase of $7.2 million, or 36.4%, which is due to a general increase in business operations, including the addition of Dangot in July 2021. The following explains in detail the change in operating expenses.

Research & Development – Research and development for the year ended December 31, 2021 totalled $1.8 million, compared to $1.8 million for the year ended December 31, 2020.

Selling, General and Administrative – Selling, General and Administrative expenses were $21.9 million for the year ended December 31, 2021, compared to $15.8 million for the year ended December 31, 2020, representing an increase of $6.1 million, or 38%. The increase was due to a general increase in business operations, including the addition of Dangot in July 2021.

Depreciation – Depreciation for the year ended December 31, 2021 were $251 thousand compared to $178 thousand for the year ended December 31, 2020. This represents an increase of $73 thousand, or 41%, attributable to growth in fixed assets.

Intangible Amortization – Intangible amortization expenses for the year ended December 31, 2021 were $3.2 million, compared to $2.1 million for the year ended December 31, 2020. This represents an increase of $1.1 million, or 52%, attributable to the acquisition of additional intangibles.

Other income and expenses

The Company incurred $2.5 million in interest expense for the year ended December 31, 2021, compared to $2.6 million for the year ended December 31, 2020. The interest expense is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables.

Foreign currency transactions

The Company has multiple subsidiaries conducting operations in Israel, therefore there were transactions denominated in currency other than US dollars for both 2021 and 2020. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

Provision for income taxes

For the year ended December 31, 2021, the Company has $321 thousand of current income tax provision (US State & Local and Foreign) and $165 thousand deferred income tax benefit.

During the year ended December 31, 2020, the Company had $5 thousand in state income tax expenses for states in which the Company recently began operations and for which past net operating losses may not apply.

Net loss

The Company realized a net loss of $13.1 million for the year ended December 31, 2021, compared to a net loss from continuing operations of $11.5 million for the year ended December 31, 2020. The increased loss in 2021 is due primarily to an increase in Selling, General and Administrative expenses.

Liquidity and capital resources

As of December 31, 2021, the Company had cash in the amount of $7 million and a working capital deficit of $23 million, compared to cash in the amount of $5.1 million, and a working capital deficit of $24.8 million as of December 31, 2020. The Company had stockholders’ deficit attributable to OmniQ stockholders of $98 thousand and $5 million as of December 31, 2021 and 2020, respectively. This decrease in our stockholders’ deficit was primarily attributable to the acquisition of Dangot and the July 2021 equity raise.

The Company’s accumulated deficit was $71 million and $56.7 million as of December 31, 2021 and 2020, respectively.

The Company’s operations used net cash of $3,175 thousand and used $420 thousand the years ended December 31, 2021 and 2020, respectively. The decrease of cash from operations of $2,755 thousand is primarily a result of an increase in loss from operations.

The Company’s cash used in investing activities was $9,235 thousand for the year ended December 31, 2020 compared to cash provided by investing activities of $94 thousand for the year ended December 31, 2020.

The Company’s financing activities provided $14.5 million of cash during the year ended December 31, 2021, and used $3.4 million during the year ended December 31, 2020. During the year ended December 31, 2021, the Company made payments of $4.6 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable, compared to the year ended December 31, 2020, when the Company made payments of $1 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable. Additionally, the Company borrowed $1 million on the Company’s line of credit during the year ended December 31, 2021, compared to the year ended December 31, 2020, when $3.5 million was borrowed from the Company’s line of credit. In addition the company raised $13.3 million, net of fees, during the year ended December 31, 2021 compared to zero for the year ended December 31, 2020.

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

Revenue Recognition.

When entering into contracts with our customers, we review the five steps outlined in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606):

i.	Identify the contract with our customer.

ii.	Identify the performance obligations in the contract.

iii.	Determine the transaction price.

iv.	Allocate the transaction price to the performance obligations. And

v.	Evaluate the satisfaction of the performance obligations,

We account for contracts with our customers when we have approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance, and collectability of consideration is probable.

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

Indicators that we control the specified good or service before it is transferred to the customer (and we are therefore a principal) include, but are not limited to, the following:

i.	We are responsible for fulfilling the promise to provide the specified good or service. This typically includes responsibility for the acceptability of the specified good or service. If we are primarily responsible for fulfilling the promise to provide the specified good or service, this may indicate that the other party involved in providing the specified good or service is acting on our behalf. Often, we provide value added services (combining hardware, integrating hardware to software, etc.) to the products and services purchased from our manufacturers and suppliers.

ii.	We have inventory risk before the specified good or service has been transferred to a customer. Our purchases of products or services from our manufactures and suppliers is evidenced by our issuing a binding purchase order contract with the negotiated terms including specifications, pricing, and delivery among other things. Our obligation for purchased products and services is mutually exclusive of our customers’ performance (failure to take acceptance, make payment, etc.)

iii.	We have sole discretion in establishing our price for the specified good or service. Establishing the price our customer pays for a specified good or service may indicate we have the ability to direct the use of that good or service and obtain substantially all of the remaining benefits. We control and set the pricing for the product or services to be provided to our customers.

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

Under Topic 606, we recognize revenue (on either a gross or net basis previously discussed) only when we satisfy a performance obligation by transferring a promised good or service to our customer. A good or service is considered transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue (either gross or net) once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

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

Manufacturers and suppliers, from whom we purchase hardware, often provide their warranties that only provide assurance the products and services will conform to their specifications. These assurance-type warranties are not sold separately and are not considered separate performance obligations. In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. We consider these warranties to be separate performance obligations from the underlying product. For warranties, where we are arranging those services be provided by a third-party, we are acting as an agent in the transaction and record revenue on a net basis at the point of sale.

Revenue Recognition for Software. Sales of software licenses are generally considered a single performance obligation. When we are considered the principal, we recognize revenues on a gross basis at the point the software is delivered to and accepted by our customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect.

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

In some transactions, a third-party will provide the customer with an extended warranty. These extended warranties are sold separately and provide the customer with a service in addition to assurance that the product will function as expected. We consider these warranties to be separate performance obligations from the underlying product. For warranties, where we are arranging those services be provided by a third-party, we are acting as an agent in the transaction and record revenue on a net basis at the point of sale.

Revenue Recognition for Services. We provide professional services, which include project managers and consultants recommending, designing, and implementing IT solutions. Revenue from professional services is recognized either on a time and materials basis or proportionally, as costs are incurred for fixed fee project work. Revenue is recognized on a gross basis each month as work is performed and we transfer those services.

Revenues from the sale of professional and support services, provided by us, are recognized over the period the service is provided. As the customer receives the benefit of the service each month, we recognize the respective revenue on a gross basis as we are acting as a principal in the transaction. Additionally, we manage a services team that provides project support to customers that are billed on a fixed fee basis. We are acting as the principal in the transaction and recognize revenue on a gross basis based on the total number of hours incurred for the period over the total expected hours for the project. Total expected hours to complete the project is updated for each period and best represents the transfer of control of the service to the customer.

Freight Costs. We record both the freight billed to its customers and the related freight costs as cost of sales when the underlying product revenue is recognized. For freight not billed to its customers, we record the freight costs as cost of sales. The Company considers shipping to be a fulfillment activity and not a separate performance obligation.

Definite-lived Intangible Assets Impairment Evaluation

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2021 and 2020.

When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

If the Company’s revenues or other estimated operating results are not achieved at or above our forecasted level, and the Company is unable to recover such costs through price increases, the carrying value of certain of the Company’s intangible assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets.

Indefinite-lived Intangible Assets, Including Goodwill

Indefinite-lived intangible assets, including goodwill, are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of the Company’s reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then the Company must calculate the fair value of the reporting unit and compare it with its carrying amount, including Indefinite-lived intangible assets and recognize impairment equal to the difference between the carrying amount of the reporting unit and its fair value, considering the related income tax effect from any tax-deductible goodwill. The estimated fair value of the reporting unit exceeded the carrying value as of December 31, 2021 and 2020, and, therefore, no impairment has been recognized.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation – Stock Compensation. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straight-line basis primarily over the vesting period of the options.

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements and footnotes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

We maintain “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2021. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2021, our internal controls over financial reporting were not effective.

As a result of our evaluation, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

Our management is composed of a small number of professionals resulting in a situation where limitations on segregation of duties exist. Accordingly, and as a result of the material weakness identified above, we have concluded that the control deficiencies result in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented on a timely basis by the Company’s internal controls. We continue to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by executives. In addition, we evaluate and assess our internal controls and procedures regarding our financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary on an on-going basis.

Commencing at the end of 2021, the Company engaged a professional consulting firm to help with implementing an internal process in accordance with section 404a of the Sarbanes-Oxley Act 2000 (SOX). The Company is in the process of implementing the SOX process, and is currently performing the documentation phase. The controls in the main business processes that refer to the preparation of financial statement reporting of the main Company were documented, gaps were noted, and a remediation plan was prepared. The Company is in the process of implementing the remediation plan in order for these controls to be found effective in the test phase. The Company plans on completing the documentation phase in it’s other subsidiaries that are switching to our ERP system.

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

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name and Address	Age[update]	Position(s)
Shai Lustgarten	51	CEO and Chairman
Neev Nissenson	43	Chief Financial Officer and Director
Andrew J. MacMillan	74	Director
Yaron Shalem	49	Director
Itzhak Almog	83	Director
Guy Elhanani	48	Director

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

Neev Nissenson became a director of the Company in April 2017 and was appointed as our CFO on September 5, 2019, effective October 10, 2019. He is an experienced entrepreneur and financial officer. In 2015, Mr. Nissenson founded Hotwine, Inc., a California based wine startup company. Since August 2016 and until October 10, 2019, Mr. Nissenson served as the Chief Financial Officer of Hypnocore, Ltd., an Israeli based startup company that develops mobile applications for sleep monitoring and therapy. From 2011 to 2015, Mr. Nissenson was the Chief Financial Officer of GMW, Inc., a high-end wine retailer from Napa, California. Before that, Mr. Nissenson served as the Vice President from 2006 to 2011 and the Chief Financial Officer from 2009 to 2011 at Phoenix International Ventures, Inc., an aerospace defense company. Mr. Nissenson was also a member of the Municipal Committee for Business from 2004 to 2007 and a member of Municipal Committee for Street Naming from 2005 to 2007 in the City of Herzliya, Israel. He is also an armored platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. Mr. Nissenson graduated from Tel Aviv University in 2005 with a B.A. majoring in General History and Political Science. In 2007, he graduated from the Hebrew University with an Executive Master’s degree in Business Administration specializing in Integrative Management.

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

Yaron Shalem became a director of the Company in April 2017. He has extensive experience in financial and business management. Mr. Shalem has served as the Chief Financial Officer at Saga Monetary Technologies Limited (UK) since January 2018. Prior to that Mr. Shalem served as the Chief Financial Officer at Singulariteam VC from January 2014 till January 2018. He also worked as the Chief Financial Officer at Mobli Media Inc. from January 2014 to December 2016. Mr. Shalem’s experience also includes serving as the Chief Financial Officer of TAT Technologies Ltd., a NASDAQ listing company, from April 2008 to December 2013. Mr. Shalem is a CPA in Israel. He received his B.A. in Economy & Accounting from Tel Aviv University in 1999 and an MBA degree from Bar-Ilan University in 2004.

Mr. Elhanani, age 47, is a qualified CFO with experience leading financial strategies to facilitate a company’s growth plans. Mr. Elhanani has been the CFO and a partner of Singulariteam VC, a venture capital firm, since 2017. Mr. Elhananai has been the CFO of Sirin Labs since 2017. Sirin Labs is a multinational, high-tech company specializing in secured mobile phones. From 2015 to 2017, Mr. Elhanani was the CFO of SalesTech, an online internet technology servicing company. Mr. Elhanani has also served as the CFO of other companies, including: Micronet Ltd. (2012-2015); InterLogic Ltd. (2007-2012); and Finotec Group Inc. (2006-2007). From 2003 to 2006, Mr. Elhanani was the corporate controller of On Track Innovations Ltd. From 1999 to 2003, Mr. Elhanani was a senior auditor at Kesselman and Kesselman (PWC Israel). Mr. Elhanani was a lecturer at IVC College in Israel from 2014 to 2018 and at Hebrew University in Jerusalem from 2001 to 2003. Mr. Elhanani has also served as a board member for various companies, including: General Robotics (2017-Present); Effective Space Solutions (2017-Present); Octopus Systems (2017-Present); and Infinity AR (2017-2019). Mr. Elhanani received a B.A. in Accounting and Economics, and a Master of Business Administration, specializing in finance, from Hebrew University.

Mr Almog, age 83, has served in various management positions and board roles over the years. From May 2006 to March 2014, Mr. Almog served as an independent director and the chairman of the audit committee of NTS, Inc., an advanced communication company based in the United States. From 2002 to 2006, Mr. Almog was the executive vice president of engineering of Comverge Inc., a company based in Atlanta, Georgia, which offers solutions to electric utilities. From 1993 to 2002, Mr. Almog served as the president and CEO of Comverge Control Systems Ltd., an Israel based startup company which develops innovative solutions for electric utilities. From 1995 to 1998, Mr. Almog was an independent director of Rada Company, a high tech Israeli based company specializing in advanced systems for commercial and military aviation. From 1990 to 1993, Mr. Almog was the president and CEO of Tasco Electronic Services, Inc., a U.S. based company specializing in automatic test machines for commercial and military aviation. Prior to that, Mr. Almog served in the Israeli Navy for 32 years reaching the position of Rear Admiral. Mr. Almog received a B.A. in Modern Middle East History, and a Master of Business Administration from the Tel Aviv University.

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the year ended December 31, 2021 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation	Total
In thousands
Shai Lustgarten	2021	583	-	-	-	432	$1,015
Chief Executive Officer	2020	523	-	-	1,136	9	$1,668

Neev Nissenson	2021	170	167	-	-	18	$355
Chief Financial Officer	2020	180	-	-	198	-	$378

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

At the sole discretion of our Board, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Andrew MacMillan (1)	2021	24	-	-	-	-	-	24
	2020	-	-	10	-	-	-	10
Yaron Shalem (1)	2021	24	-	-	-	-	-	24
	2020	24	-	10	-	-	-	34
Guy Elhanani	2021	8	-	-	-	-	-	8
Itzhak Almog	2021	8	-	-	-	-	-	8

1.	The fair value of the options awarded to Mr. MacMillan and Mr. Shalem in 2020 was determined to be $100 thousand, respectively using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends

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

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of six members,Mr. Shai Lustgarten, Mr. Neev Nissenson, Mr. Andrew J. MacMillan and Mr. Yaron Shalem, Mr. Guy Elhanani and Mr. Itzhak Almog.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Mr. Andrew J. MacMillan, Mr. Yaron Shalem, Mr. Guy Elhanani and Mr. Itzhak Almog qualify as “independent directors” pursuant to such rules.

Meetings

Our Board of Directors met 4 times during 2021. Each member of our Board of Directors attended 100% of the total number of meetings of our Board and its committees on which he served during 2021 .

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

Compensation Committee

The Compensation Committee consists of Mr. Andrew J. MacMillan, and Mr. Yaron Shalem. Mr. MacMillan serves as Chairperson

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

The Compensation Committee has the authority, in its sole discretion, to select, retain, and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities.

Our Compensation Committee charter is available on the “About” subpage of our website (www.omniq.com) under the link “Corporate Governance”.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee consists of Andrew J. MacMillan, and Yaron Shalem. Andrew J. MacMillan is the Chairman.

The Corporate Governance/Nominating Committee’s responsibilities include, among others:

●	develop and oversee the Company’s corporate governance practices and procedures, including identifying best practices, reviewing, and recommending to the Board for approval any changes to the documents, policies, and procedures in the Company’s corporate governance framework;

●	establish procedures for the director nomination and to determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director;

●	identify and screen individuals qualified to become members of the Board, consistent with the above criteria, considering any director candidates recommended by the Company’s stockholders;

●	oversee a process for an annual evaluation of the Company’s Chief Executive Officer and/or President; and

●	develop and oversee a process for an annual evaluation of the Board and its committees, including a formal assessment of each individual director.

Our Corporate Governance/Nominating Committee charter is available on the “About” subpage of our website (www.omniq.com) under the link “Corporate Governance”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2021: (i) by each of our directors; (ii) by each of our executive officers; (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2021, there were 7,459,534 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO) (1)	1,403,217	13.46%
Andrew MacMillan (2)	71,496	.69%
Yaron Shalem (6)	71,525	.69%
Neev Nissenson (CFO) (5)	132,289	1.27%
All Executive Officers and Directors as a group (4 individuals)	1,678,527	16.10%
David Marin (3)	127,125	1.22%
Carlos Nissenson (4)	969,667	9.30%

1.	Includes 484,050 shares issuable upon the exercise of options. Also includes (i) 746,808 shares and (ii) 33,333 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.

2.	Includes 52,500 shares issuable upon the exercise of options. Also includes (i) 18,996 shares

3.	Includes 127,125 shares issuable upon the conversion of preferred stock and the exercise of warrants. The address of the shareholder is 12272 Monarch Street, Garden Grove, CA 92841.

4.	The address of the shareholder is Vasili Michailidi 9, 3206 Limassol, Cyprus. Includes 729,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Carlos J. Nissensohn. Also includes (i) 57,026 shares. Also includes 183,333 shares underlying option and warrants.

5.	Includes 105,000 shares issuable upon exercise of options. Also includes (i) 27,289 shares

6.	Includes 52,500 shares issuable upon the exercise of options. Also includes (i) 19,025 shares

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed or incurred related to the following years for professional services rendered by Haynie & Company for 2021 and 2020 were $182 thousand and $181 thousand respectively.

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

Date: March 31, 2022

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer	March 31, 2022
Shai Lustgarten

/s/ Neev Nissenson	Director, Chief Financial Officer	March 31, 2022
Neev Nissenson

/s/ Yaron Shalem	Director	March 31, 2022
Yaron Shalem

/s/ Andrew J. MacMillan	Director	March 31, 2022
Andrew J. MacMillan

/s/ Itzhak Almog	Director	March 31, 2022
Itzhak Almog

/s/ Guy Elhananai	Director	March 31, 2022
Guy Elhanani

OMNIQ CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OMNIQ Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OMNIQ Corp. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern — Refer to Note 3 to the consolidated financial statements

As discussed in Note 3 to the financial statements, the Company has a working capital deficit and an accumulated deficit, that are negative indicators which raise doubt about their ability to continue as a going concern. The Company has concluded that positive factors including the ability of financing as indicated by the private placement during the year, the addition of a significant acquisition with positive cash flows, and the amount of cash on hand at year end are sufficient to satisfy obligations for one year from the date of this report. The Company’s analysis requires that they estimate whether these factors are sufficient to cover obligations and negate historical trends. These valuation methods require management to make significant estimates and assumptions related to projected cash flows.

We identified going concern as a critical audit matter because of the significant estimates and assumptions made by management to estimate future cash flows and the current condition that reverse negative trends. This required a high degree of auditor judgment and an increased extent of effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, gaining an understanding of management’s process for assessing their ability to continue as a going concern. We considered the plausibility of each factor described in management’s plan. We primarily considered the Company’s projected use of cash for the year based on funds available using historical trends and existing obligations. We also evaluated the impact of the Company’s new acquisition on the available cash in-flows also by comparing historical trends. Finally, we considered the improvements to their existing condition and availability of capital by confirming terms with their largest creditor.

Business Acquisition- Refer to Note 4 to the consolidated financial statements

As discussed in Note 4 to the consolidated financial statements, the Company acquired Dangot Computers Ltd., an Israel Company, for purchase consideration of $13,052 (in thousands). As part of the transaction, the Company acquired tangible assets, identifiable intangible assets, and goodwill. The allocation of the purchase price requires management to make significant judgement regarding the assigned value to intangible assets.

We identified the business acquisition as a critical audit matter because management’s assessment of the acquisition is highly subjective. Auditor judgment and an increased extent of effort, including the need to involve our internal valuation specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, gaining an understanding of management’s process for developing the fair value estimate. We also evaluated the expertise, qualifications, and independence of management’s specialist engaged to complete the evaluation. We used professionals inside our firm with specialized skills and knowledge to assess the Company’s methodology. In evaluating the Company’s assumptions, we compared them to historical results, financial information subsequent to year end, and to customer orders to be filled. Finally, we considered the inputs, sources of data used, assumptions, and estimates to determine the acquisition date fair value. We tested the mathematical accuracy of the underlying schedules used in the valuation assessment to ensure the completeness and accuracy of the reports.

/s/ Haynie & Company

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah

March 31, 2022

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands, except share and per share data)	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$7,085	$5,127
Accounts receivable, net	27,123	9,661
Inventory	6,955	1,507
Prepaid expenses	1,987	670
Other current assets	9	10
Total current assets	43,159	16,975

Property and equipment, net of accumulated depreciation of $2,203 and $600 respectively	1,127	289
Goodwill	16,453	14,695
Trade name, net of accumulated amortization of $3,863 and $3,362, respectively	2,421	1,028
Customer relationships, net of accumulated amortization of $9,660 and $8,111, respectively	6,069	4,479
Other intangibles, net of accumulated amortization of $1,457 and $382, respectively	865	1,042

Right of use lease assets	3,556	76
Other assets	1,431	74
Total assets	$75,081	$38,658

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$45,553	$26,811
Line of credit	5,951	4,914
Accrued payroll and sales tax	2,658	1,717
Notes payable, related parties – current portion	390	433
Notes payable – current portion	7,521	6,449
Lease liability – current portion	1,341	31
Other current liabilities	2,683	1,412
Total current liabilities	66,097	41,767

Long term liabilities
Notes payable, related party, less current portion	293	683
Accrued interest and accrued liabilities, related party	63	56
Notes payable, less current portion	2,646	1
Lease liability	2,266	48
Other long term liabilities	1,418	1,146
Total liabilities	72,783	43,701

Equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 544,500 and 2,145,030 shares issued and outstanding, respectively	1	2
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,459,534 and 4,684,736 shares issued and outstanding, respectively.	20	5
Additional paid-in capital	70,606	51,842
Accumulated deficit	(70,571)	(56,726)

Accumulated other comprehensive loss	(154)	(166)
Total OmniQ stockholders’ deficit	(98)	(5,043)
Non-controlling interest	2,396	-
TOTAL EQUITY (DEFICIT)	2,298	(5,043)

Total liabilities and equity (deficit)	$75,081	$38,658

The accompanying unaudited notes to the financials should be read in conjunction with these condensed consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,

(In thousands, except share and per share data)	2021	2020

Total Revenues	$78,251	$55,209

Cost of goods sold	61,582	44,293

Gross profit	16,669	10,916

Operating expenses
Research and development	1,873	1,805
Selling, general and administrative	21,865	15,802
Depreciation	251	178
Amortization	3,160	2,114
Total operating expenses	27,149	19,899

Loss from operations	(10,480)	(8,983)

Other income (expenses):
Interest expense	(2,515)	(2,628)
Other (expenses) income	7	112
Total other expenses	(2,508)	(2,516)

Net loss before income taxes	(12,988)	(11,499)

Provision for income taxes
Current, net of deferred	(156)	(5)
Total provision for income taxes	(156)	(5)

Net loss	(13,144)	(11,504)
Net income attributable to noncontrolling interest	218	-
Net loss attributable to OmniQ Corp	$(13,362)	$(11,504)

Net loss	$(13,144)	$(11,504)

Foreign currency translation adjustment	71	(167)

Comprehensive loss	$(13,073)	$(11,671)
Less comprehensive loss attributable to noncontrolling interests	(59)	-
Comprehensive loss attributable to OmniQ Corp	$(13,132)	$(11,671)

Reconciliation of net loss to net loss after series C dividend attributable to common stockholders’ of OmniQ Corp
Net loss	$(13,144)	$(11,504)

Less: Preferred stock – Series C dividend	(77)	(191)

Net loss less series C dividend	(13,221)	(11,695)

Net income attributable to noncontrolling interest	218	-
Net loss after series C dividend attributable to common stockholders’ of OmniQ Corp	$(13,439)	$(11,695)
Net loss per share - basic and diluted attributable to common stockholders’ of OmniQ Corp	$(2.20)	$(2.49)

Weighted average number of common shares outstanding - basic	6,082,763	4,322,303

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Series C				Additional		Non	Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	(Deficit)
Balance, December 31, 2019	4,829	$5	3,960	$4	$46,861	$(45,063)	$-	$1	$1,808
Dividend on Class C shares	-	-	-	-	-	(191)	-	-	(191)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	2,012	-	-	-	2,012
Stock and warrant issued for services	-	-	302	1	1,639	-	-	-	1,640
Exercise of stock options and warrants	-	-	91	-	-	-	-	-	-
Stock and warrant issuance for acquisition	-	-	80	-	504	-	-	-	504
Cumulative translation adjustment	-	-	-	-	-	-	-	(167)	(167)
Other	-					32			32
Conversion of equity	(2,684)	(3)	134	-	3	-	-	-	-
Conversion of debt	-	-	118	-	822	-	-	-	822
Net loss	-	-	-	-	-	(11,504)	-	-	(11,504)
Balance, December 31, 2020	2,145	2	4,685	5	51,842	(56,726)	-	(166)	(5,043)
Dividend on Class C shares	-	-	-	-	-	(77)	-	-	(77)
Dividend declared to non controlling interest	-	-	-	-	-	(398)	-	-	(398)
ESPP stock issuance	-	-	2	-	16	-	-	-	16
Stock-based compensation – options, warrants, issuances	-	-	-	-	2,552	-	-	-	2,552
Stock and warrant issued for services	-	-	25	-	188	-	-	-	188
Stock and warrant issuances, net of issuance costs	-	-	2,143	15	13,282	-	-	-	13,297
Exercise of stock options and warrants	-	-	279	-	438	-	-	-	438
Stock and warrant issuance for Acquisition	-	-	220	-	2,084	-	-	-	2,084
Dangot acquisition	-	-	-	-	-	-	6,508	-	6,508
Exercise to purchase additional Dangot shares	-	-	-	-	-	-	(4,012)	-	(4,012)
Post-acquisition adjustment	-	-	-	-	-	(1)	(377)	-	(378)
Cumulative translation adjustment	-	-	-	-	-	-	59	12	71
Other	-	-	-	-	-	(7)	-	-	(7)
Conversion of equity	(1,400)	(1)	70	-	1	-	-	-	-
Conversion of debt	(201)	-	35	-	203	-	-	-	203
Net income (loss)	-	-	-	-	-	(13,362)	218	-	(13,144)
Balance, December 31, 2021	544	$1	7,459	$20	$70,606	$(70,571)	$2,396	$(154)	$2,298

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)	2021	2020
Cash flows from operations
Net loss	$(13,144)	$(11,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Early extinguishment of debt	-	(948)
Stock-based compensation	2,552	2,012
Stock and warrant issued for services	188	1,640
Depreciation and amortization	3,411	2,292
Amortization of ROU asset	199	55
Changes in operating assets and liabilities:
Accounts receivable	(3,291)	(2,953)
Prepaid expenses	(295)	(313)
Inventory	(538)	381
Other assets	(117)	84
Accounts payable and accrued liabilities	8,352	8,062
Accrued interest and accrued liabilities, related party	7	(20)
Accrued payroll and sales taxes payable	(180)	161
Lease liability	(192)	(55)
Deferred tax assets, net	58	-
Other liabilities	(185)	686
Net cash used in operating activities	(3,175)	(420)

Cash flows from investing activities
Payment for additional ownership in subsidiary	(4,012)	-
Payment for acquisition, net of cash acquired	(4,992)	-
Purchase of property and equipment	(299)	(4)
Proceeds from sale of other assets	68	98
Net cash provided by (used in) investing activities	(9,235)	94

Cash flows from financing activities
Proceeds from ESPP stock issuance	16	1
Proceeds from exercise of options and warrants	438	-
Dividends paid to non-controlling interests	(306)	-
Net proceeds from issuance of common stock	13,297	-
Payments on notes/loans payable	(4,612)	(1,023)
Proceeds from the issuance of notes/loans payable	4,603	898
Proceeds from draw on line of credit	1,037	3,549
Net cash provided by financing activities	14,473	3,425

Net change in cash and cash equivalents	2,063	3,099

Effect of foreign exchange rates on cash and cash equivalents	(105)	(120)

Cash and cash equivalents at beginning of period	5,127	2,148

Cash and cash equivalents at end of period	$7,085	$5,127

Non-cash activities:
Stock issued for services	$-	$2,012
Declared dividends payable	464	-
Net assets acquired in business combination	7,390	-
Purchase of PP&E with financing	155	-
Debt conversion	203	822
Equity Conversion	2	3
Right of use asset acquired in exchange for lease liability	1,108	-
Change in terms of accounts payable	47	(8,115)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,547	$2,404
Cash paid for income taxes	151	196

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 1 – NATURE OF OPERATIONS

OMNIQ Corp., a Delaware corporation, formerly Quest Solution, Inc., together with its majority and wholly owned subsidiaries, referred to herein as “we,” “us,” and “our” (“OMNIQ” or the “Company”), was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine vision image processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	ViascanQdata, Inc (October 2015 – later sold in September 2016)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)
●	Dangot Computers Ltd. (July 2021)

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly owned subsidiaries Quest Marketing, Inc., Quest Exchange Ltd., and HTS Image Processing, Inc., OmniQ Tech Ltd., and majority owned subsidiary Dangot Computers Ltd. collectively referred to herein as “we” or “us” or “our” or the “Company.”

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

Cash and Cash Equivalents

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

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

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $6 thousand and $28 thousand for the years ended December 31, 2021 and 2020, respectively.

Inventory

Substantially all inventory consists of raw materials and finished goods and are valued at the lower of actual cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.

Property and Equipment

Property and equipment are recorded at cost and depreciated using straight-line over the estimated useful lives. Ordinary repair and maintenance costs are included in sales, general and administrative (“SG&A”) expenses on our consolidated statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 2021 and 2020 was $251 thousand and $178 thousand, respectively. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Furniture and fixtures Computer equipment Office equipment Software Leasehold improvements	5 to 7 years 3 to 5 years 3 to 10 year 3 years 15 years
Vehicles	5 years

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

Definite-lived Intangible Assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2021 and 2020.

When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

If the Company’s revenues or other estimated operating results are not achieved at or above our forecasted level, and the Company is unable to recover such costs through price increases, the carrying value of certain of the Company’s intangible assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets.

Definite-lived intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years with a remaining weighted average lifespan of 7.5 years.

Indefinite-lived Intangible Assets, Including Goodwill

Indefinite-lived intangible assets, including goodwill, are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of the Company’s reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then the Company must calculate the fair value of the reporting unit and compare it with its carrying amount, including Indefinite-lived intangible assets and recognize impairment equal to the difference between the carrying amount of the reporting unit and its fair value, considering the related income tax effect from any tax-deductible goodwill.  The estimated fair value of the reporting unit exceeded the carrying value as of December 31, 2021 and 2020, and, therefore, no impairment has been recognized.

Leases

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

Under Topic 606, we recognize revenue (on either a gross or net basis previously discussed) only when we satisfy a performance obligation by transferring a promised good or service to our customer. A good or service is considered transferred when the customer obtains control. The standard defines control as an entity’s ability to direct the use of, and obtain substantially all of the remaining benefits from, an asset. We recognize revenue (either gross or net) once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer:

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

Revenue Recognition for Software. Sales of software licenses are generally considered a single performance obligation. When we are considered the principal, we recognize revenues on a gross basis at the point the software is delivered to and accepted by our customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation – Stock Compensation. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straight-line basis primarily over the vesting period of the options.

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the December 2021, shareholders’ meeting. No shares were issued in 2021 as part of the Plan.

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

Advertising

The Company expenses marketing and advertising costs as incurred. During 2021 and 2020, the Company spent $213 thousand and $283 thousand, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All our continuing operations are conducted in U.S. dollars except its subsidiary located in Israel. The records of the Israeli operation were maintained in the local currency and re-measured to the functional currency as follows: monetary assets and liabilities are converted using the balance sheet period-end date exchange rate, while the non-monetary assets and liabilities are converted using the historical exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

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

Our income is subject to taxation in both the U.S. and a foreign jurisdiction, Israel. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe positions do not meet the more-likely-than-not recognition threshold. We adjust uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2021 and December 31, 2020 were 6,082,763 and 4,322,303, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

In thousands	2021	2020
Options to purchase common stock	$1,559	$1,553
Convertible preferred stock	-	-
Warrants to purchase common stock	1,379	75
Potential shares excluded from diluted net loss per share	$2,938	$1,628

Correction of an Immaterial Error

During the year ended December 31, 2021, the Company identified an error related to its calculation of net loss attributable to the common stockholders. The Company determined that in the prior period reported, these amounts were improperly calculated. This error did not affect net income, assets, liabilities, stockholders’ equity, cash flows from financing activities or the net increase or decrease in cash and cash equivalents for the period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the current and prior periods mentioned above. Consequently, the net loss per share – basic attributable to common stockholders of OmniQ Corp contained in these financial statements have been restated for the year ended December 31, 2020. The change resulted in an additional net loss after series C dividend attributable to common stockholders’ of OmniQ Corp $382 thousand, and an increase of the net loss per share - basic attributable to common stockholders’ of OmniQ Corp of $0.03 for the year ended December 31, 2020.

Recent Accounting Pronouncements

Pronouncements Not Yet Adopted

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

Recently Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Additionally, the guidance simplifies the accounting for income taxes by: 1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements (although the entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority), 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and 5) making minor improvements for income tax accounting related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements and footnotes.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $23 million as of December 31, 2021
●	Accumulated deficit of $71 million as of December 31, 2021
●	Multiple years of losses from operations
●	Multiple years of negative cash flows from operations

These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented by management to address the Company’s conditions:

●	The Company has common stock which is now traded publicly on the NASDAQ stock exchange. Accordingly, it is better able to successfully raise capital when needed. In addition, there are outstanding warrants from prior offerings that could be exercised depending upon the performance of our stock.
●	The Company raised gross proceeds of $15 million from a private placement of its common stock in July 2021.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow, including positive cash flows from operations of $570 thousand since the acquisition, and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The Company expects to receive financing for the acquisition of the last 23% of shares of Dangot at a loan to value rate of 85%. The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders (so far approx. $1.3M) in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management is in the final steps of receiving a $8.5M line of credit from Western Alliance Bank. This line of credit will replace the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M. Overall the effective interest rate of the new line of credit is approx. 7% compared to 12% with Action and 10% with ScanSource.
●	As of December 31, 2021, the Company had approximately $7 million, in cash, which is sufficient cash to last 15 months at the current burn rate. According to our sensitivity analysis the Company would have to miss it’s projection by over 17% to be at risk at the end of March 2023.
●	Historical results - For over ten years, the Company’s audit opinion has contained an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern. The fact that the Company has a ten plus year plus history of continuing operations, in and of itself, demonstrates an ability to continue for a period of 12 months, post-issuance of each report.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2021 was approximately $29M. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Blue Star continues selling to the Company with preferable credit terms. Blue Star has agreed to reduce the annual interest rate on invoices that are past due to just 5%. We anticipate, consistent with prior periods, Blue Star will continue to extend us such preferable payments terms in the foreseeable future. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.
●	Beginning in 2022 the Company expects positive cash flow from operations.

Management believes that the aggregate impact of these plans is to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date financial statement issuance.

NOTE 4 – BUSINESS ACQUISITIONS

Eyepax IT Consulting, LLC

In February 2020, (the “Closing Date”), we entered into an Asset Purchase Agreement (the “Eyepax Agreement”), with Eyepax IT Consulting, LLC (the “Seller”); whereby, we acquired Seller’s accounts receivable and the license, ownership rights and source code of the parking Enforcement and Revenue Control System. The Company also assumed the Seller’s accounts payable liabilities. Pursuant to the terms of the Eyepax Agreement, the purchase price paid was to be paid as follows:

1.	$100,000 was paid on the Closing Date, less $5,000 previously paid as an advance payment, accordingly the remaining balance paid in cash on Closing Date was $95,000.

2.	$25,000 per month for three months to be paid on or before the last business day of the month beginning with the first month after the Closing Date, and a fourth payment of $20,000 until a total of $95,000 has been made.

3.	Beginning on the first month after Closing Date, $5,000 per month to be paid in ten (10) monthly installments.

4.	80,000 shares of the Company’s common stock in the name of the Seller, were issued during 45 days from Closing Date at $5.50 per common share.

5.	Stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The option shares vest in equal quarterly periods, expiring in February 2023.

The purchase price was measured at fair value on the Closing Date as follows (in thousands):

Cash payments to Seller	$245
Subscribed common stock	440
Stock purchase options	91
Total	$776

The assets acquired and liabilities assumed have been recognized at the Closing date and were measured at fair value as follows (in thousands):

Accounts receivable	$13
Software (intangible)	100
Liabilities assumed	(112)
Net assets acquired at fair value	1
Total purchase price	776
Goodwill recognized	$775

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

Dangot Computers Ltd

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

The Closing Consideration was paid on July 8, 2021 in the following manner: (a) the Company issued 220,103 shares of its common stock having a share value of $2,084 thousand and (b) cash in the amount of $5,058 thousand and $600 thousand payable to owner.

Haim Dangot also granted Omniq Technologies an irrevocable option to purchase the remaining 4,900 shares, or 49%, of Dangot’s capital stock (the “Dangot Option”) in the 12-month period following the closing date (the “Dangot Option Period”) at a share purchase price of 465,500 NIS, which is equal to US$143 thousand, per each 1% of Dangot’s remaining shares on a fully diluted basis which is the same valuation per share as the purchase price for the 51%. Effective October 1, 2021 the Company exercised a portion of its option and purchased an additional 26% of Dangot bringing its ownership to 77%. The Company paid $4,012,000 to purchase the additional shares. OmniQ Technologies has the right to complete the purchase of the remaining 23% of the Dangot shares on a fully diluted basis in a single exercise until the lapse of the Dangot Option Period. No other partial exercise shall be allowed.

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

The following proforma unaudited revenue and earnings as if the acquisition had been included in the consolidated results of the company for the full year ending December 31, 2021.

	December 31,
	2021	2020
	(in thousands/unaudited)
Revenue	$92,500	$99,157
Net loss	$(10,761)	$(9,681)

Individual pro forma results for each acquisition are not disclosed, as individually these acquisitions would not have a material impact on the Company’s financial statements.

Since the acquisition the amounts included in the consolidated statement of comprehensive income from Dangot Computers Ltd. for the year ended December 31, 2021, was $20.6 million in revenue and $566 thousand in net income.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2021	2020
Trade Accounts Receivable	$27,129	$9,689
Less Allowance for doubtful accounts	(6)	(28)
Total Accounts Receivable (net)	$27,123	$9,661

Accounts receivable as of December 31, 2021 and 2020 are made up of trade receivables due from customers in the ordinary course of business. One customer represented 17% of the balance of accounts receivable as of December 31, 2021, and 46% of the accounts receivable balance as of December 31, 2020.

NOTE 6 – INVENTORY

Inventory consisted of the following as of December 31:

In thousands	2021	2020

Raw Materials	$894	$946
Finished goods (less Allowance)	6,061	561
Total inventories	$6,955	$1,507

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2021	2020
Manufacturing and lab equipment	$499	$499
Leasehold improvements	609	24
Software and computer equipment	1,650	268
Furniture and equipment	254	34
Vehicle	318	64
	-	-
Less: accumulated depreciation	(2,203)	(600)
	$1,127	$289

Depreciation expense for the year ended December 31, 2021 was approximately $251 thousand. Depreciation expense for the year ended December 31, 2020 was approximately $178 thousand.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

We have made acquisitions in the past that resulted in the recognition of goodwill. Based on our analysis there have been no impairment charges recorded against goodwill in 2021 and 2020. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over the estimated useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2021 and 2020 was $3.2 million and $2.1 million, respectively.

Goodwill and Intangible assets consisted of the following as of December 31:

In thousands	2021	2020
Goodwill	$16,453	$14,695
Trade names	6,284	4,390
Customer relationships	15,729	12,590
Other intangibles	2,322	1,424
Accumulated amortization	(14,980)	(11,855)
Intangibles, net	$25,808	$21,244

The future amortization expense on the Trade names, Customer relationships, and Other intangibles are as follows:

In thousands
Years ending December 31,
2022	$1,823
2023	1,684
2024	962
2025	943
2026	943
Thereafter	3,000

Total	$9,355

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2021 and 2020.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are made up of payables due to vendors in the ordinary course of business a December 31, 2021 and 2020. One vendor made up 65% and 70% of our purchases in 2021 and 2020, respectively.

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us working capital.

In July 2016, we entered into a Factoring and Security Agreement (the “FASA”) with Action Capital Corporation (“Action”) to establish a sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivable to Action. Pursuant to the FASA, the outstanding principal amount of advances made by Action at any time shall not exceed $6.0 million. Action reserves and withholds to 5% of the face amount of each account purchased in a reserve account. As of December 31, 2021 and 2020, the balance outstanding was $5,951 thousand and $4,914 thousand, respectively.

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

On March 25, 2022 we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish the sale of of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Pursuant to the BFA, the outstanding principal amount of advances made by BridgeBank at any time shall not exceed $8.5 million. BridgeBank reserves and withholds to 15% of the face amount of each account purchased in a reserve account. As a result of entering into the BFA we have paid off and terminated the Factoring and Security Agreement with Action Capital. See notes 11 and 19.

The annual interest rate with respect to the daily average balance of unpaid advances outstanding under the BFA (computed on a monthly basis) is equal to the “Prime Rate” of Wells Fargo Bank N.A. plus 1.5%, plus a monthly fee equal to 0.15% of the average outstanding balance. The BFA credit facility is collateralized with a senior security interest in certain assets of the Company. The BFA includes customary representations and warranties and default provisions for transactions of this type.

NOTE 11 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of December 31:

	2021	2020
In thousands
Note payable –Marin	$420	$660
Note payable –Thomet	263	413
Note payable – Shareholder Convertible Note	-	43
Total notes payable	683	1,116
Less current portion	390	433
Long-term portion	$293	$683

For the years ended December 31, 2021 and December 31, 2020, the Company recorded interest expense in connection with these notes in the amount of $10 thousand and $15 thousand, respectively.

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of December 31, 2021, was $63 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

Note Payable – Shareholder Convertible Note

In October 2018, we entered a $700 thousand, 6% annual interest rate convertible note payable (the “Shareholder Convertible Note”) with Walefar and Campbeltown (collectively the “Holders”), in connection with the HTS Image Processing, Inc. Mr Shai Lustgarten, our Chief executive Officer and Director is the principal shareholder in Walefar. Mr. Carlos J. Nissensohn, a consultant and significant shareholder in OMNIQ, is the principal shareholder in Campbeltown. The Shareholder Convertible Note was retired in 2021.

The Shareholder Convertible Note provided Holders a right, at any time on or after the loan origination date, to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any Default Interest) into fully paid and non-assessable shares of OMNIQ’s common stock. The number of conversion shares to be issued upon each conversion of the note shall be determined by dividing the conversion amount by the applicable conversion price then in effect on the date specified in the notice of conversion delivered us by the Holder. The conversion rate was set at $4.72 per share.

In April 2019, and in accordance with the Convertible Shareholder Note, the Holders converted $400 thousand ($200 thousand each) of unpaid principal outstanding. The Holders received 87,476 (42,373 each) common stock shares and 87,476 (42,373 each) in common stock warrants.

The repayment of the notes payable, related parties as of December 31, 2021, is as follows for the years ending December 31, 2021:

In thousands

2022	$390
2023	293

Total	$683

NOTE 12 – OTHER NOTES PAYABLE

Other notes payable consists of the following as of December 31, 2021:

In thousands	2021	2020
Note Payable - Secured Supplier Note	$2,243	$6,443
Notes Payable - other	7,924	7
Total	10,167	6,450
Less current portion	7,521	6,449
Long Term Notes Payable	$2,646	$1

Future maturities of notes payable are as follows for the years ending December 31, 2021:

In thousands

2022	$7,521
2023	2,646
Thereafter	-
Total	$10,167

Secured Supplier Note Payable

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

●	On September 7, 2018, the Company entered into a Sixth Amendment to the Secured Promissory Note (the “Sixth Amendment”) extending the maturity date to January 31, 2019. The Sixth Amendment also increases the principal amount to $8.7 million, an increase of $6.8 million, by rolling the Company’s then existing and outstanding accounts payable into the note by the previously mentioned amount of increase. The Company will continue to make monthly payments in the amount of $300 thousand for the first three monthly payments, and also in the amount of $500 thousand for the last two monthly payments prior to the note’s maturity.

●	On April 30, 2019, the Company entered into a Seventh Amendment to the Secured Promissory Note (the “Seventh Amendment”) extending the maturity date to July 31, 2019. The Seventh Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest in a minimum principal amount of $350 thousand each. The Company has made partial payments towards the required monthly installments under the terms of the Seventh Amendment.

●	On July 20, 2021, the Company entered into the Eighth Amendment to the Secured Promissory Note (the “Eighth Amendment”) extending the maturity date to August 15, 2022 and reducing the interest rate from 18% to 10%. The Eighth Amendment also provides that the Company will continue to make monthly installments of principal and accrued interest at a minimum of $300 thousand each month. As has been the case with each previous amendment, the Company is in continual negotiations with the holder of the Secured Promissory Note to extend the maturity date and establish a new schedule of payments.

●	On March 25, 2022 the Company has paid off the entire remaining balance owed to the supplier.

Other Notes Payable

On July 29, 2021 the Company entered into a long-term loan from Leumi Bank totalling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at 4.7% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

On November 28, 2021 the Company entered into another long-term loan from Leumi Bank totalling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 4.7% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

During the year ended December 31, 2021, the Company entered into five lines of credit totalling NIS 17.5 million, as of December 31, 2021 the outstanding balance was NIS 13.6 million, approximately $4.4 million.

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. As of December 31, 2021, the remaining balance was NIS 470 thousand, which was approximately $151 thousand.

On March 27, 2022 the Company entered into another long-term loan from Leumi Bank totalling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 4.7% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

NOTE 13 – OTHER LIABILITIES

As of December 31, 2021 and 2020, other liabilities consisted of the following:

In thousands	2021	2020
Other vendor payable	$801	801
Dividend payable	1,418	253
Bonus payable	-	27
Others	1,882	1,477
Total other liabilities	4,101	2,558
Less Current Portion	(2,683)	(1,412)
Total long term other liabilities	$1,418	$1,146

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, we were required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the year ending December 31, 2021, the company has elected to match and 2020, the Company elected to forgo the match.

Operating Leases

As of December 31, 2021, we had 5 Operating leases as follows:

●	Office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of December 31, 2021, we had 17 months remaining on the lease.

●	Office space in Salt Lake City UT with monthly payments of $22 thousand. As of December 31, 2021, the Company had 56 months remaining on the lease.

●	Dangot’s corporate offices are currently located at Yad harutzim 14 Tel-Aviv, Israel and serves as the company’s main operating location. As of December 31, 2021, we had 35 months remaining on the lease.

●	The Company lease additional office space for our finance and service department at Yad harutzim 14 Tel-Aviv, Israel. As of December 31, 2021, the Company had 24 months remaining on the lease.

●	The Company also lease office and warehouse space for our products and technical support staff in Hofman and Rival Street, Tel-Aviv, Israel. As of December 31, 2021, the Company had 42 months remaining on the lease.

As of December 31, 2021 we had two operating leases for office and assembly space and no financing leases. We elected the practical expedient ASU 2018-11, Leases (Topic 842): Targeted Improvements which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date. Therefore, we recognized and measured leases existing at January 1, 2019 (inception date). In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. Lastly, the Company elected a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less. No impact was recorded to the income statement or beginning retained earnings for Topic 842.

Other information related to our operating leases is as follows:

In thousands
ROU asset - January 1, 2020	$131
Amortization	(55)
ROU asset - December 31, 2020	76
Increase	3,558
Effective foreign exchange rates	121
Amortization	(199)
ROU asset - December 31, 2021	$3,556

In thousands
Lease liability - January 1, 2020	$134
Decrease	-
Amortization	(55)
Lease liability - December 31, 2020	79
Increase	3,558
Effective foreign exchange rates	169
Amortization	(199)
Lease liability - December 31, 2021	$3,607

As of December 31, 2021, our operating leases had a weighted average remaining lease term of 37 months and a weighted average discount rate of 5.25%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2021:

In thousands
Year	Minimum lease payments
2022	$1,461
2023	1,169
2024	803
2025	376
2026	176
Total	3,985
Less interest	378
Present value of future minimum lease payments	3,607
Less current obligations	1,341
Long term lease obligations	$2,266

LITIGATION

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. The Company’s intends to defend the case. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020.

The company is not a party to any other pending material legal proceeding in which it is defending against any claims of material significance. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 15 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2021 and 2020, there were 2,000,000 Series A preferred shares authorized and zero Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2021 and 2020, there was one (1) preferred share authorized and zero preferred shares outstanding.

Series C

As of December 31, 2021 and 2020, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 544,500 and 2,145,030 issued and outstanding, respectively. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2021 and 2020, the accrued dividends on the Series C Preferred Stock was $126 thousand and $253 thousand, respectively.

In 2021, certain holders of Series C Shares elected to convert $1.6 million or 1,600,530 Series C shares and $194 thousand in accrued dividends in exchange for 105,551 OMNIQ common stock shares.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the December 2021, shareholders’ meeting. No shares were issued under the Plan in 2021.

In August 2020, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the September 2020, shareholders’ meeting. For the year ending December 31, 2020, we issued 336,146 shares ($1.6 million) to consultants and advisors for services rendered. No shares were issued under the Plan in 2021.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the years ending December 31, 2021 and 2020, employees purchased 2,186 ($16 thousand) shares and 302 ($1 thousand) shares of commons stock.

On February 15, 2021 the Company issued 25,000 shares to Orion 4, LLC as part of a consulting agreement. The shares were valued at $188 thousand.

On May 4, 2021, the Company issued 95,424 shares as part of a series of conversion agreements with a former noteholder and preferred shareholder. The shares were valued at $859 thousand including conversion penalties.

On July 8, 2021, the Company issued 220,103 shares in connection with the acquisition of Dangot Computers. The shares were valued at approximately $2 million. See note 4.

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

On October 13, 2021, the Company issued 10,127 shares as part of a series of conversion agreements with a former noteholder and preferred shareholder. The shares were valued at less than $100 thousand including conversion penalties.

For the years ending December 31, 2021 and 2020, 342,667 and 216,750, respectively, in stock options and stock warrants were exercised in exchange for 279,096 and 90,691 shares of OMNIQ common stock.

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

Warrants and Stock Options

In connection with the July 2021 Securities Purchase Agreement previously described, we issued warrants to purchase 171,429 shares of our common stock at an exercise price equal to $7.70 per Warrant Share, which warrants are exercisable for a period of five years from the issuance date. The warrants were valued at $1.3 million.

Options and warrants are valued at the grant date using the Black-Scholes valuation methodology. The Company determines the assumptions used in the valuation of warrants and option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options and warrants granted throughout the year.

The valuation assumptions used to determine the fair value of each warrants awarded in 2021: expected stock price volatility 151.0% expected term in years 5; and risk-free interest rate 0.41%.

The valuation assumptions used to determine the fair value of each option/warrants awarded in 2020: expected stock price volatility 156.0% - 157.0%; expected term in years 4.0-5.5; and risk-free interest rate 1.40% - 2.31%.

No additional options were issued in 2021.

For warrants exercised during the year ended December 31, 2021, the difference between the fair value of the Common Stock issued and the respective exercise price was $683 thousand. As of December 31, 2021, the intrinsic value for vested warrants was $8 million and $6 million, respectively.

The following table summarizes information about warrants granted during the years ended December 31:

	2021		2020
	Number of warrants	Weighted Average Exercise Price	Number of warrants	Weighted Average Exercise Price

Balance, beginning of year	1,366,667	$7.19	1,166,667	$6.42

Warrants granted	171,429	7.70	375,000	8.44
Warrants expired	40,000	10.00	25,000	9.44
Warrants cancelled, forfeited	-	-	-	-
Warrants exercised	119,167	6.99	150,000	4.00

Balance, end of year	1,378,929	7.40	1,366,667	7.19

Exercisable warrants	1,295,596	$6.38	1,200,001	$7.14

Outstanding warrants as of December 31, 2021 are as follows:

	Weighted Average		Weighted		Weighted
Range of	residual life		Average		Average
Exercise	span	Outstanding	Exercise	Exercisable	Exercise
Prices	(in years)	Warrants	Price	Warrants	Price

7.00	2.77	847,500	$7.00	847,500	$7.00
7.50	4.68	250,000	7.50	166,667	7.50
7.70	4.52	171,429	7.70	171,429	7.70
8.00	0.16	10,000	8.00	10,000	8.00
10.00	1.58	100,000	10.00	100,000	10.00

7.00 to 10.00	3.05	1,378,929	$7.40	1,295,596	$6.38

Warrants outstanding have the following expiry date and exercise prices as of the years ended December 31, 2021:

	Exercise
Expiry Date	Prices	2021	2020

February 02, 2021	$14.00	-	15.000
August 02, 2021	2.20	-	75,000
October 10, 2021	10.00	-	25,000
February 27, 2022	8.00	10,000	10,000
May 18, 2023	10.00	50,000	50,000
October 14, 2023	10.00	50,000	50,000
October 06, 2024	7.00	847,500	891,667
September 01, 2025	7.50	83,334	83,334
June 04, 2026	7.50	83,333	83,333
July 7, 2026	7.70	171,429	-
December 04, 2027	7.50	83,333	83,333

		1,378,929	1,366,667

We have a stock option plan whereby the Board of Directors, may grant to directors, officers, employees, or consultants of the Company options to acquire common shares. The Board of Directors of the Company has the authority to determine the terms, limits, restrictions and conditions of the grant of options, to interpret the plan, and make all decisions relating thereto. The plan was adopted by the Company’s Board of Directors on November 17, 2014 in order to provide an inducement and serve as a long-term incentive program. The maximum number of common shares that may be reserved for issuance was set at 500,000.

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

For options exercised during the year ended December 31, 2021, the difference between the fair value of the Common Stock issued and the respective exercise price was $1.5 million. As of December 31, 2021, the intrinsic value for vested stock options was $6.6 million and $5 million, respectively.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31, 2021 and 2020:

	2021		2020
	Number of stock options	Weighted Average Exercise Price	Number of stock options	Weighted Average Exercise Price

Balance, beginning of year	1,811,550	$4.32	1,133,550	$4.00

Stock options granted	-	-	775,000	-
Stock options expired	28,750	-	-	-
Stock options cancelled, forfeited	-	-	30,250	-
Stock options exercised	223,500	-	66,750	-

Balance, end of year	1,559,300	4.58	1,811,550	4.32

Exercisable stock options	1,065,133	$4.56	999,988	$4.05

Outstanding stock options as of December 31, 2021, are as follows:

Range of Exercise Prices	Weighted Average residual life span (in years)	Outstanding Stock Options	Weighted Average Exercise Price	Exercisable Stock Options	Weighted Average Exercise Price

1.50	.01	38,017	$1.50	38,017	$1.50
1.80	.13	76,033	1.80	76,033	1.80
2.40	1.17	247,000	2.40	247,000	2.40
4.20	3.30	10,000	4.20	7,500	4.20
4.40	7.83	404,000	4.40	170,667	4.40
4.84	8.75	380,000	4.84	126,667	4.84
5.00	1.58	147,500	5.00	142,500	5.00
5.40	1.91	131,750	5.40	131,750	5.40
10.00	2.89	125,000	10.00	125,000	10.00

1.5 to 10	4.92	1,559,300	$4.58	1,065,134	$4.56

Stock options outstanding at the end of the year have the following expiry date and exercise prices:

	Exercise
Expiry Date	Prices	31-Dec-21	31-Dec-20

August 02, 2021	$2.20	-	175,000
February 17, 2022	1.50	38,017	38,017
February 17, 2022	1.80	76,033	76,033
February 28, 2023	5.00	20,000	20,000
March 05, 2023	2.40	247,000	272,000
July 31, 2023	5.00	127,500	127,500
October 31, 2023	4.40	54,000	89,250
November 30, 2023	5.40	131,750	133,750
November 20, 2024	10.00	125,000	125,000
April 20, 2025	4.20	10,000	10,000
September 30, 2030	4.40	350,000	365,000
September 30, 2030	4.84	380,000	380,000

		1,559,300	1,811,550

We recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31, 2021 and 2020;

	2021	2020
In thousands
Stock compensation	$951	$-
Stock Option vesting	1,600	709
Total	$2,552	$709

NOTE 16 – RELATED PARTY TRANSACTIONS

In February 2020 we amended the consulting agreement with Mr. Carlos J. Nissensohn, a principal shareholder of the Company and a family member of a Director and Officer of the Company. The terms and condition of the contract are as follows:

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

Additional related party transactions are discussed in Note 11.

NOTE 17 – GEOGRAPHIC DATA

For the years ended December 31, 2021 and 2020, two customers accounted for 23% and one customer accounted for 37.2%, respectively, of the Company’s revenues.

Information about Geographic Areas

Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues by geographic area (in thousands):

	Year Ended December 31,
	2021	2020
Revenues:
United States	$53,725	$53,958
Israel	21,848	549
Rest of the world	2,678	702

Total revenues	$78,251	$55,209

The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 18 – INCOME TAX

For the year ended December 31, 2021, the Company has $321 thousand of current income tax provision (US State & Local and Foreign) and $165 thousand deferred income tax benefit.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2021	2020
Reserves and deferred revenue	$182	$258
163(J) Limitation	1,682	1,446
Stock options	-	-
Foreign deferred tax assets	165	-
Net operating loss	7,164	7,240
Total gross deferred tax assets	9,193	8,944
Less: Valuation Allowance	(8,720)	(8,325)
Net deferred tax assets	473	619

Deferred tax liabilities
Amortization of intangible assets and depreciation	(308)	(619)
Total deferred tax liabilities	(308)	(619)

Net deferred tax assets	$165	$-

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2021	2020
Deferred tax assets	$8,885	$8,325
Valuation allowance	(8,720)	(8,325)
Total deferred tax assets	$165	$-

The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $8.7 million and $8.3 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% Valuation Allowance, against its U.S. Net Deferred Tax Assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31, 2021 and 2020:

	2021	2020
Federal statutory tax rate	21.00%	21.0%
State taxes	(0.03)%	4.42%
Foreign income taxes	(6.38)%	-%
Nondeductible items	-%	(1.89)%
Acquisition accounting adjustments	-%	-%
Change in valuation allowance	(15.24)%	(29.71)%
Return to provision adjustments	.079%	1.66%
Rate Change	-%	4.03%
Other	(1.37)%	0.44%

Effective tax rate	(1.23)%	(0.06)%

The Company reported no uncertain tax liability as of December 31, 2021  and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2015, 2016, 2017, 2018, 2019, and 2020 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2021, the Company had a net operating loss (NOL) carryforward of approximately $34 million. The NOL carryforward begins to expire in 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 19 – SUBSEQUENT EVENTS

On March 25, 2022 we entered into a Business Finance Agreement (“BFA”) with BridgeBank a division of Western Alliance Bank. In accordance with the BFA we’ve terminated our lending relationship with Action Capital and paid of the remaining balance on a supplier note payable. See notes 10 and 12.

On March 27, 2022 we entered into another long-term loan from Leumi Bank totalling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 4.7% per annum and is payable in 8 instalments of principal and interest over 4 years.

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date of this filing. No other significant events have occurred besides the events disclosed in the Notes to the Financial Statements.

EXHIBIT INDEX—we will update the exhibit index

Exhibit No.	Description

(a)	Exhibits.

3.1	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, dated November 18, 2019 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2019.

3.2	Amendment to Certificate of Designation of Series C Preferred Stock on June 17, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2016.

3.3	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, of OMNIQ Corp., dated September 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.2*	Description of Securities

4.3	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.4	Form of Warrant, incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

10.1	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.2	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.14	Consulting Agreement by and between the Company and Carlos J Nissensohn dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

30

10.36	Neev Nissenson Employment Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.37	Asset Purchase Agreement, dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.38	Shai Lustgarten Employment Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.39	Consulting Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.40	Asset Purchase Agreement on February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.41	Employment Agreement with Shai Lustgarten on September, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.42	Consulting Agreement with Carlos J. Nissensohn on September, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.43	2020 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2020.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. NONE.

31