Form 10-Q
period 2022-03-31
OMNIQ Corp.
filed 2022-05-16
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,560,707 shares of common stock, $0.001 par value, as of April 29, 2022.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
(In thousands, except share and per share data)	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$6,922	$7,085
Accounts receivable, net	29,789	$27,123
Inventory	7,517	$6,955
Prepaid expenses	1,443	$1,987
Other current assets	10	$9
Total current assets	45,681	$43,159

Property and equipment, net of accumulated depreciation of $1,483 and $2,203 respectively	1,009	$1,127
Goodwill	16,453	$16,453
Trade name, net of accumulated amortization of $4,011 and $3,863, respectively	2,272	$2,421
Customer relationships, net of accumulated amortization of $9,936 and $9,660, respectively	5,793	$6,069
Other intangibles, net of accumulated amortization of $1,485 and $1,457, respectively	818	$865

Right of use lease asset	3,278	$3,556
Other assets	1,630	$1,431
Total assets	$76,934	$75,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$48,348	$45,553
Line of credit	7,353	5,951
Accrued payroll and sales tax	3,365	2,658
Notes payable, related parties – current portion	390	390
Notes payable – current portion	7,547	7,521
Lease liability – current portion	1,304	1,341
Other current liabilities	2,681	2,683
Total current liabilities	70,988	66,097

Long term liabilities
Notes payable, related party, less current portion	195	293
Accrued interest and accrued liabilities, related party	68	63
Notes payable, less current portion	3,128	2,646
Lease liability	2,024	2,266
Other long term liabilities	73	1,418
Total liabilities	76,476	72,783

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 544,500 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,560,001 and 7,459,534 shares issued and outstanding, respectively.	20	20
Additional paid-in capital	71,413	70,606
Accumulated deficit	(73,255)	(70,571)

Cumulative Translation Adjustment	(164)	(154)
Total OmniQ stockholders’ deficit	(1,985)	(98)
Non-controlling interest	2,443	2,396
TOTAL STOCKHOLDERS’ EQUITY	458	2298

Total liabilities and stockholders’ equity	$76,934	$75,081

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months
	ending March 31,
(In thousands, except share and per share data)	2022	2021
Revenues
Total Revenues	$26,322	$19,751

Cost of goods sold
Cost of goods sold	20,194	17,115

Gross profit	6,128	2,636

Operating expenses
Research & Development	523	494
Selling, general and administrative	6,476	4,438
Depreciation	93	43
Amortization	445	525
Total operating expenses	7,537	5,500

Loss from operations	(1,409)	(2,864)

Other income (expenses):
Interest expense	(812)	(589)
Other (expenses) income	(264)	110
Total other expenses	(1,076)	(479)

Net Loss Before Income Taxes	(2,485)	(3,343)

Provision for Income Taxes
Current	(84)	-
Total Provision for Income Taxes	(84)	-

Net Loss	$(2,569)	$(3,343)
Net income attributable to noncontrolling interest	67	-
Net Loss attributable to OmniQ Corp	$(2,636)	$(3,343)

Net Loss	$(2,569)	$(3,343)

Foreign currency translation adjustment	(10)	105

Comprehensive loss	(2,579)	(3,238)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(2,569)	(3,343)

Less: Preferred stock – Series C dividend	(48)	(31)

Net loss less series C dividend	$(2,617)	$(3,374)

Net income after series C dividend attributable to noncontrolling interest	67	-
Net loss after series C dividend attributable to common stockholders’ of OmniQ Corp	$(2,684)	$(3,374)
Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.34)	$(0.70)

Weighted average number of common shares outstanding - basic	7,511,376	4,700,737

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional			Non	Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Shares	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Repurchased	Deficit	Interest	Income (Loss)	(Deficit)

Balance, December 31, 2020	2,145	$2	4,685	$5	51,842	$-	$(56,726)	-	$(166)	$(5,043)
Dividend on Class C Shares	-	-	-	-	-	-	(31)	-	-	(31)
ESPP Stock Issuance	-	-	-	-	1	-	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	-	-	786
Stock and Warrant issued for services	-	-	25	-	188	-	-	-	-	188
Exercise of stock options and warrants	-	-	6	-	2	-	-	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-	-	-	-	105	105
Other	-	-	-	-	-	-	(4)	-	-	(4)
Net (loss) income	-	-	-	-	-	-	(3,343)	-	-	(3,343)
Balance, March 31, 2021	2,145	2	4,716	5	52,819	-	(60,104)	-	(61)	(7,339)
Balance, December 31, 2021	544	$1	7,459	20	70,606	-	(70,571)	2,396	(154)	2,298
Dividend on Class C Shares	-	-	-	-	-	-	(48)	-	-	(48)
ESPP Stock Issuance	-	-	2	-	8	-	-	-	-	8
Warrant issued for services	-	-	-	-	298	-	-	-	-	298
Stock-based compensation – options, warrants, issuances	-	-	-	-	460	-	-	-	-	460
Exercise of stock options and warrants	-	-	99	-	41	-	-	-	-	41
Cumulative Translation Adjustment	-	-	-	-	-	-	-	(20)	(10)	(30)
Net (loss) income	-	-	-	-	-	-	(2,636)	67	-	(2,569)
Balance, March 31, 2022	544	$1	7,560	$20	$71,413	-	$(73,255)	$2,443	$(164)	$458

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

(In thousands)	March 31, 2022	March 31, 2021
Cash flows from operations
Net loss	$(2,569)	$(3,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of property and equipment	46	-
Stock-based compensation	460	974
Depreciation and amortization	538	568
Amortization of ROU asset	222	7
Changes in operating assets and liabilities:
Accounts receivable	(2,641)	(1,767)
Prepaid expenses	506	36
Inventory	(678)	(840)
Other assets	(167)	-
Accounts payable and accrued liabilities	3,017	7,266
Accrued interest and accrued liabilities, related party	5	-
Accrued payroll and sales taxes payable	737	(353)
Lease liability	(220)	(7)
Deferred tax assets, net	(65)	-
Other liabilities	34	(32)
Net cash provided by (used in) operating activities	(775)	2,509

Cash flows from investing activities
Purchase of property and equipment	(41)	(2)
Proceeds from sale of other assets	(23)	565
Net cash provided by (used in) investing activities	(64)	563

Cash flows from financing activities
Proceeds from ESPP stock issuance	8	1
Proceeds from exercise of options and warrants	41	-
Dividends paid	(1,346)	-
Payments on notes/loans payable	566	(142)
Net proceeds from draw on line of credit	1,699	(4,914)
Net cash provided by (used in) financing activities	968	(5,055)

Net change in cash and cash equivalents	130	(1,983)

Effect of foreign exchange rates on cash and cash equivalents	(292)	58
	-
Cash and cash equivalents at beginning of period	7,085	4,594

Cash and cash equivalents at end of period	$6,922	$2,669

Non-cash activities:
Declared dividends payable	$180	$-
Purchase of PP&E with financing	$-	$155
Warrants/stock issued for service	$298	188
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,105	$585
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of OMNIQ Corp, and its wholly owned subsidiaries, referred to herein as “we,” “us,” “OMNIQ,” or the “Company”. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During three-month period ended March 31, 2022, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended March 31, 2022 and 2021 were 7,511,376 and 4,700,737, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

In thousands	March 31, 2022	March 31, 2021
Options to purchase common stock	2,189	1,648
Convertible preferred stock	-	-
Warrants to purchase common stock	1,412	1,227
Potential shares excluded from diluted net loss per share	3,601	2,875

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $25 million as of March 31, 2022
●	Accumulated deficit of $73 million as of March 31, 2022
●	Multiple years of losses from operations
●	Multiple years of negative cash flows from operations

These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented by management to address the Company’s conditions:

●	The Company has common stock which is now traded publicly on the NASDAQ stock exchange. Accordingly, it is better able to successfully raise capital when needed. In addition, there are outstanding warrants from prior offerings that could be exercised depending upon the performance of our stock.
●	The Company raised gross proceeds of $15 million from a private placement of its common stock in July 2021.
●	The Company received financing for the acquisition of the last 23% of shares of Dangot on March 30, 2022. The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group. See note 11.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders (so far approx. $1.3M) in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	March 25, 2022 management finalized an $8.5M line of credit from Western Alliance Bank. This line of credit replaced the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M. Overall the effective interest rate of the new line of credit is approx. 7% compared to 12% with Action and 10% with ScanSource.
●	As of March 31, 2022, the Company had approximately $7 million, in cash, which is sufficient cash to last 15 months at the current burn rate.
●	Historical results - For over ten years, the Company’s audit opinion has contained an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern. The fact that the Company has a ten plus year plus history of continuing operations, in and of itself, demonstrates an ability to continue for a period of 12 months, post-issuance of each report.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of March 31, 2022 was approximately $33M. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Blue Star continues selling to the Company with preferable credit terms. Blue Star has agreed to reduce the annual interest rate on invoices that are past due to just 5%. We anticipate, consistent with prior periods, Blue Star will continue to extend us such preferable payments terms in the foreseeable future. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

Management believes that the aggregate impact of these plans is to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date financial statement issuance.

NOTE 3 – CONCENTRATIONS

For the three-months ended March 31, 2022 and the year ended December 31, 2021, two customers accounted for 15.2% and two customer accounted for 23%, respectively, of the Company’s consolidated revenues.

Accounts receivable at March 31, 2022 and December 31, 2021 are made up of trade receivables due from customers in the ordinary course of business. Four customers made up 22% of the accounts receivable balance at March 31, 2022 and one customer represented 17% of the balance of accounts receivable at December 31, 2021.

For the three months ended March 31, 2022 and the year ended December 31, 2021 one vendor made up 71% and 65%, respectively, of our purchases.

NOTE 4 – BUSINESS ACQUISITION

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

Effective October 1, 2021 the Company exercised a portion of its option and purchased an additional 26% of Dangot bringing its ownership to 77%. The Company paid $4,012,000 to purchase the additional shares. OmniQ Technologies has the right to complete the purchase of the remaining 23% of the Dangot shares on a fully diluted basis in a single exercise until the lapse of the Dangot Option Period. Refer to Note 4 in 2021 Form 10-K for more details.

The following proforma unaudited revenue and earnings as if the acquisition had been included in the consolidated results of the company for the three months ended March 31, 2021.

	March 31,
	2022	2021
	(in thousands/unaudited)
Revenue	$26,322	$29,573
Net loss	$(2,569)	$(2,887)

Individual pro forma results for each acquisition are not disclosed, as individually these acquisitions would not have a material impact on the Company’s financial statements.

Since the acquisition the amounts included in the consolidated statement of comprehensive income from Dangot Computers Ltd. for the three months ended March 31, 2022, was $11.5 million in revenue and $293 thousand in net income.

NOTE 5 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us working capital.

On March 25, 2022 we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish the sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Pursuant to the BFA, the outstanding principal amount of advances made by BridgeBank at any time shall not exceed $8.5 million. BridgeBank reserves and withholds to 15% of the face amount of each account purchased in a reserve account. During the three months ended March 31, 2022 we borrowed a total of $7.9 million on the line and incurred $645 thousand in origination fees. As a result of entering into the BFA we have paid off and terminated the Factoring and Security Agreement with Action Capital. See notes 11 and 19 the 2021 Form 10-K.

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

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	March 31, 2022	December 31, 2021
In thousands
Note payable –Marin	$360	$420
Note payable –Thomet	225	263
Total notes payable	585	683
Less current portion	390	390
Long-term portion	$195	$293

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of March 31, 2022, was $68 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

Future maturities of related party notes payable as of March 31, 2022, are as follows:

In thousands

2022	390
2023	195

Total	$585

NOTE 7 – OTHER NOTES PAYABLE

(In thousands)	March 31, 2022	December 31, 2021
Note Payable- Supplier	$-	$2,243
Note Payable other	10,675	7,924

Total	10,675	10,167
Less current portion	7,547	7,521
Long Term Notes Payable	$3,128	$2,646

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

Notes Payable other

On July 29, 2021 the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at 4.7% per annum and is payable in 8 installments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

On November 28, 2021 the Company entered into another long-term loan from Leumi Bank totaling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 4.7% per annum and is payable in 8 installments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

During the year ended December 31, 2021, the Company entered into five lines of credit totaling NIS 17.5 million, as of December 31, 2021 the outstanding balance was NIS 13.6 million, approximately $4.4 million.

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. As of March 31, 2022, the remaining balance was NIS 436 thousand, which was approximately $137 thousand.

On March 27, 2022 the Company entered into another long-term loan from Leumi Bank totaling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 4.7% per annum and is payable in 8 installments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

NOTE 8 – OTHER LIABILITIES

(In thousands)	March 31, 2022	December 31, 2021
Other vendor payable	$801	$801
Dividend payable	73	1,418
Others	1,880	1,882
Total other liabilities	2,754	4,101
Less Current Portion	(2,681)	(2,683)
Total long term other liabilities	$73	$1,418

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2022, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2022, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2022, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 544,500 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of March 31, 2022, the accrued dividends on the Series C Preferred Stock was $129 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the December 2021, shareholders’ meeting. No shares were issued under the Plan in 2021. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Company’s Equity Incentive Plan.

For the three months ending March 31, 2022, 163,050 in stock options and stock warrants were exercised in exchange for 98,805 shares of OMNIQ common stock.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the three months ending March 31, 2022 employees purchased 1,662 shares or $8 thousand of common stock.

NOTE 10 – LITIGATION

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

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2022, the Company closed on its acquisition of Dangot and exercised the remaining portion of its option to purchase 23.0% of the capital stock, thereby making Dangot a fully owned subsidiary of the Company. The Company paid $3,518,000 to purchase the additional shares. The Company utilized its working capital and a combination of short and long term loans.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the three months ended March 31, 2022, were $26.3 million, an increase of approximately $6.6 million, or 33.3%, over the three months ended March 31, 2021.

The loss from operations for the three months ended March 31, 2022, was $1.4 million, a decrease of $1.5 million compared with the loss in the three months ended March 31, 2021, of $2.9 million. Basic loss per share from continuing operations for the three months ended March 31, 2022, was ($0.34) versus ($0.70) per share for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $25 million as of March 31, 2022
●	Accumulated deficit of $73 million as of March 31, 2022
●	Multiple years of losses from operations
●	Multiple years of negative cash flows from operations

These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented by management to address the Company’s conditions:

●	The Company has common stock which is now traded publicly on the NASDAQ stock exchange. Accordingly, it is better able to successfully raise capital when needed. In addition, there are outstanding warrants from prior offerings that could be exercised depending upon the performance of our stock.
●	The Company raised gross proceeds of $15 million from a private placement of its common stock in July 2021.
●	The Company received financing for the acquisition of the last 23% of shares of Dangot at a loan to value rate of 85%. The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group. See note 11.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders (so far approx. $1.3M) in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management finalized an $8.5M line of credit from Western Alliance Bank. This line of credit will replaced the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M. Overall the effective interest rate of the new line of credit is approx. 7% compared to 12% with Action and 10% with ScanSource.
●	As of March 31, 2022, the Company had approximately $7 million, in cash, which is sufficient cash to last 15 months at the current burn rate. According to our sensitivity analysis, the Company would have to miss it’s projection by over 17% to be at risk at the end of June 2023.
●	Historical results - For over ten years, the Company’s audit opinion has contained an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern. The fact that the Company has a ten plus year plus history of continuing operations, in and of itself, demonstrates an ability to continue for a period of 12 months, post-issuance of each report.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of March 31, 2022 was approximately $33M. Blue Star is an unsecured creditor, financing a substantial amount of the Company’s supply chain demand. Blue Star continues selling to the Company with preferable credit terms. Blue Star has agreed to reduce the annual interest rate on invoices that are past due to just 5%. We anticipate, consistent with prior periods, Blue Star will continue to extend us such preferable payments terms in the foreseeable future. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

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

	Three months ended March 31,		Variation
In thousands	2022	2021	$	%
Revenue	$26,322	$19,751	$6,571	33.27%
Cost of Goods sold	20,194	17,115	3,079	17.99%
Gross Profit	6,128	2,636	3,492	132.50%
Operating Expenses	7,537	5,500	2,037	37.04%
Loss from operations	(1,409)	(2,864)	1,455	(50.80)%
Net loss	(2,569)	(3,343)	774	(23.14)%
Net Loss per common Share from continuing operations	$(0.34)	$(0.70)	$0.36	(51.43)%

Revenues

For the three months ended March 31, 2022 and 2021, the Company generated net revenues in the amount of $26.3 million and $19.8 million, respectively. The increase between the three-month periods was attributable to the additional sales channel’s provided by the acquisition of Dangot.

Cost of Goods Sold

For the three months ended March 31, 2022 and 2021, the Company recognized a total of $20.2 million and $17.1 million, respectively, of cost of goods sold. For the three months ended March 31, 2022 and 2021, cost of goods sold were 77% and 87% of net revenues, respectively. The 2022 decrease in cost of goods sold as a percentage of net revenue was attributable to discounts being granted during the Covid pandemic which are no longer being offered.

Operating expenses

Total operating expense for the three months ended March 31, 2022 and 2021 recognized was $7.5 million and $5.5 million, respectively, representing a 36.4% increase. The increases are related to the additional operations from Dangot.

Research and Development – Research and development expenses for the three months ended March 31, 2022 and 2021 totaled $523 thousand and $494 thousand, respectively, representing a 5.8% increase. The increases are primarily attributed to expanding our range of solutions offered and development of our AI proprietary products.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 totaled $6.5 million and $4.4 million, respectively, representing a 45.9% increase. The increase was due primarily to increased number of employees and operating activities from the acquisition of Dangot.

Depreciation – Depreciation expenses for the three months ended March 31, 2022 and 2021 totaled $93 thousand and $43 thousand, respectively, representing a 115% increase. The increase is directly increased by the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended March 31, 2022 and 2021 totaled $445 thousand and $525 thousand, respectively. The decrease is due to diminishing life of intangibles.

Other income and expenses

Interest Expense – Interest expense for the three months ended March 31, 2022 totaled $812 thousand, as compared to $589 thousand for the three months ended March 31, 2021. The increase is primarily attributable to additional lines of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of March 31, 2022, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2021, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2022.

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

Date: May 16, 2022

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

