Form 10-Q
period 2022-09-30
OMNIQ Corp.
filed 2022-11-14
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to__________

Commission File Number: 001-40768

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,694,052 shares of common stock, $0.001 par value, as of November 7, 2022.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)	As of
	September 30, 2022	December 31, 2021
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$3,791	$7,085
Accounts receivable, net	26,583	27,123
Inventory	8,038	6,955
Prepaid expenses	2,311	1,987
Other current assets	13	9
Total current assets	40,736	43,159

Property and equipment, net of accumulated depreciation of $1,397 and $2,203 respectively	940	1,127
Goodwill	16,519	16,453
Trade name, net of accumulated amortization of $4,309 and $3,863, respectively	1,975	2,421
Customer relationships, net of accumulated amortization of $10,487 and $9,660, respectively	5,242	6,069
Other intangibles, net of accumulated amortization of $1,485 and $1,457, respectively	723	865

Right of use lease asset	2,582	3,556
Other assets	1,628	1,431
Total assets	$70,345	$75,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$50,874	$45,553
Line of credit	7,533	5,951
Accrued payroll and sales tax	2,860	2,658
Notes payable, related parties – current portion	390	390
Notes payable – current portion	7,995	7,521
Lease liability – current portion	1,000	1,341
Other current liabilities	2,558	2,683
Total current liabilities	73,210	66,097

Long term liabilities
Notes payable, related party, less current portion	-	293
Accrued interest and accrued liabilities, related party	71	63
Notes payable, less current portion	2,855	2,646
Lease liability	1,628	2,266
Other long term liabilities	145	1,418
Total liabilities	77,909	72,783

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 544,500 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,612,744 and 7,448,597 shares issued and outstanding, respectively.	8	20
Additional paid-in capital	72,568	70,606
Accumulated (deficit)	(80,401)	(70,571)

Cumulative Translation Adjustment	260	(154)
Total OmniQ stockholders’ deficit	(7,564)	(98)
Non controlling interest	-	2,396
TOTAL EQUITY (DEFICIT)	(7,564)	2,298

Total liabilities and equity (deficit)	$70,345	$75,081

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the nine months
	ending September 30,		ending September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues
Total Revenues	$27,008	$20,513	$77,539	$53,383

Cost of goods sold
Cost of goods sold	21,032	15,842	59,449	42,778

Gross profit	5,976	4,671	18,090	10,605

Operating expenses
Research & Development	445	474	1,436	1,437
Selling, general and administrative	7,624	6,801	21,173	15,348
Depreciation	91	82	241	167
Amortization	474	1,528	1,326	2,575
Total operating expenses	8,634	8,885	24,176	19,527

Loss from operations	(2,658)	(4,214)	(6,086)	(8,922)

Other income (expenses):
Interest expense	(880)	(587)	(2,569)	(1,890)
Other (expenses) income	(217)	(158)	(870)	2
Total other expenses	(1,097)	(745)	(3,439)	(1,888)

Net Loss Before Income Taxes	(3,755)	(4,959)	(9,525)	(10,810)

Provision for Income Taxes
Current	(55)	(117)	(41)	(119)
Total Provision for Income Taxes	(55)	(117)	(41)	(119)

Net Loss	$(3,810)	$(5,076)	$(9,566)	$(10,929)
Net income attributable to noncontrolling interest	-	166	67	166
Net Loss attributable to OmniQ Corp	$(3,810)	$(5,242)	$(9,633)	$(11,095)

Net Loss	$(3,810)	$(5,076)	$(9,566)	$(10,929)

Foreign currency translation adjustment	241	(58)	260	(24)

Comprehensive loss	(3,569)	(5,134)	(9,306)	(10,953)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(3,810)	(5,076)	(9,566)	(10,929)

Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(149)	(12)	(197)	(57)

Net loss less non-common stockholder dividends	$(3,959)	$(5,088)	$(9,763)	$(10,986)

Net income after non-common stockholder dividends attributable to noncontrolling interest	-	166	-	166
Net loss attributable to common stockholders of OmniQ Corp	(3,959)	(5,242)	(9,763)	(11,095)

Net (loss) per share - basic attributable to common stockerholders’ of OmniQ Corp	$(0.52)	$(0.73)	$(1.29)	$(1.86)

Weighted average number of common shares outstanding - basic	7,578,351	7,224,958	7,545,190	5,971,440

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional		Non	Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	(Deficit)

Balance, December 31, 2020	2,145	$2	4,685	$5	51,842	$(56,726)	-	$(166)	$(5,043)
Dividend on class C shares	-	-	-	-	-	(31)	-	-	(31)
ESPP stock issuance	-	-	-	-	1	-	-	-	1
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	-	786
Stock and warrant issued for services	-	-	25	-	188	-	-	-	188
Exercise of stock options and warrants	-	-	6	-	2	-	-	-	2
Cumulative translation adjustment	-	-	-	-	-	-	-	105	105
Other	-	-	-	-	-	(4)	-	-	(4)
Net (loss) income	-	-	-	-	-	(3,343)	-	-	(3,343)
Balance, March 31, 2021	2,145	2	4,716	5	52,819	(60,104)		(61)	(7,339)
Dividend on class C shares	-	-	-	-	-	(14)	-	-	(14)
ESPP stock issuance	-	-	1	-	4	-	-	-	4
Stock-based compensation – options, warrants, issuances	-	-	-	-	786	-	-	-	786
Exercise of stock options and warrants	-	-	240	-	304	-	-	-	304
Cumulative translation adjustment	-	-	-	-	-	-	-	(71)	(71)
Conversion of equity	(1,400)	(1)	70	-	1	-	-	-	-
Conversion of debt	-	-	25	-	203	-	-	-	203
Net (loss) income	-	-	-	-	-	(2,510)	-	-	(2,510)
Balance, June 30, 2021	745	$1	5,052	$5	$54,117	$(62,628)	$-	$(132)	$(8,637)
Dividend on class C shares	-	-	-	-	-	(12)	-	-	(12)
ESPP stock issuance	-	-	1	-	10	-	-	-	10
Stock-based compensation – options, warrants, issuances	-	-		-	653	-	-	-	653
Exercise of stock options and warrants	-	-	33	-	132	-	-	-	132
Stock and warrant issuances, net of issuance costs	-	-	2,143	15	13,280	-	-	-	13,295
Stock and warrant issuance for acquisition	-	-	220	-	2,084	-	-	-	2,084
Cumulative translation adjustment	-	-		-	-	-	59	(58)	1
Dangot acquisition	-	-	-	-	-	-	6,508	-	6,508
Post acquisition adjustment	-	-	-	-	-	(1)	(324)	-	(325)
Net (loss) income	-	-	-	-	-	(5,242)	166	-	(5,076)
Balance, September 30, 2021	745	$1	7,449	$20	$70,276	$(67,883)	$6,409	$(190)	$8,633
Balance, December 31, 2021	544	$1	7,459	20	70,606	(70,571)	2,396	(154)	2,298
Dividends	-	-	-	-	-	(48)	-	-	(48)
ESPP stock issuance	-		2	-	8	-	-	-	8
Stock and warrant issued for services	-	-	-	-	298	-	-	-	298
Stock-based compensation – options, warrants, issuances	-	-	-	-	460	-	-	-	460
Exercise of stock options and warrants	-	-	99	-	41	-	-	-	41
Cumulative translation adjustment	-	-	-	-	-	-	(20)	(10)	(30)
Net (loss) income	-	-	-	-	-	(2,636)	67	-	(2,569)
Balance, March 31, 2022	544	$1	7,560	$20	$71,413	$(73,255)	$2,443	$(164)	$458
Dividends	-	-	-	-	-	(141)	-	-	(141)
ESPP stock issuance	-	-	1	-	10	-	-	-	10
Noncontrolling interests - distributions and other	-	-	-	-	(668)	-	(2,443)	-	(3,111)
Exercise of stock options and warrants	-	-	18	-	87	-	-	-	87
Stock-based compensation – options, warrants, issuances	-	-	-	-	743	-	-	-	743
							-
Cumulative translation adjustment	-		-	-	-	-	-	241	241
Net (loss) income					-	(3,186)	-	-	(3,186)
Balance, June 30, 2022	544	$1	7,579	$20	$71,585	$(76,582)	$-	$77	$(4,899)
Dividends	-	-	-	-	-	(8)	-	-	(8)
ESPP stock issuance	-	-	2	-	8	-	-	-	8
Other	-	-	-	(12)	13	(1)	-	-	-
Exercise of stock options and warrants	-	-	11	-	19	-	-	-	19
Stock-based compensation – options, warrants, issuances	-	-	-	-	834	-	-	-	834
Stock and warrants issued for services	-	-	20	-	109	-	-	-	109
Cumulative translation adjustment	-	-	-	-	-	-	-	183	183
Net (loss) income	-	-	-	-	-	(3,810)	-	-	(3,810)
Balance, September 30, 2022	544	$1	7,612	$8	$72,568	$(80,401)	$-	$260	$(7,564)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(In thousands)	2022	2021
Cash flows from operations
Net loss	$(9,566)	$(10,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of PP&E	46	-
Stock-based compensation	2,817	2,620
Depreciation and amortization	1,567	3,544
Amortization of ROU asset	695	53
Changes in operating assets and liabilities:
Accounts receivable	(1,311)	2,502
Prepaid expenses	(502)	(1,139)
Inventory	(1,847)	(671)
Other assets	168	428
Accounts payable and accrued liabilities	6,951	(1,104)
Accrued interest and accrued liabilities, related party	7	7
Accrued payroll and sales taxes payable	404	345
Lease liability	(693)	920
Deferred tax assets, net	(107)	-
Other liabilities	(630)	1,632
Net cash used in operating activities	(2,001)	(1,792)

Cash flows from investing activities
Payment for additional ownership in subsidiary	(3,518)	-
Payment for acquisition, net of cash acquired	-	(4,392)
Purchase of property and equipment	(230)	(976)
Proceeds from sale of other assets	(175)	-
Net cash used in investing activities	(3,923)	(5,368)

Cash flows from financing activities
Proceeds from private placement	-	13,295
Proceeds from ESPP stock issuance	27	14
Proceeds from exercise of options and warrants	147	435
Dividends paid	(1,448)	-
Payments on notes/loans payable	(3,092)	(4,793)
Proceeds from the issuance of notes/loans payable	4,822	2,172
Proceeds from draw on line of credit	1,879	926
Net cash provided by financing activities	2,335	12,049

Net change in cash and cash equivalents	(3,589)	4,889

Effect of foreign exchange rates on cash and cash equivalents	295	(23)

Cash and cash equivalents at beginning of period	7,085	5,127

Cash and cash equivalents at end of period	$3,791	$9,993

Non-cash activities:
Stock issued for services	$-	$188
Declared dividends payable	$24	$-
Net assets acquired in business combination	$-	$13,052
Stock options and warrants issued	$-	$171
Right of use asset acquired in exchange for lease liability	$-	$1,276
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,569	$1,101
Cash paid for income taxes	$66	$110

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

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. During nine-month period ended September 30, 2022, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine-months ended September 30, 2022, and 2021 were 7,558,311 and 5,971,440, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are anti-dilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

In thousands	September 30, 2022	September 30, 2021
Options to purchase common stock	2,174	1,654
Warrants to purchase common stock	1,482	1,404
Potential shares excluded from diluted net loss per share	3,656	3,058

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $32 million as of September 30, 2022
●	Accumulated deficit of $80 million as of September 30, 2022
●	Multiple years of net losses from operations
●	Multiple years of negative cash flows from operations

These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented by management to address the Company’s conditions:

●	The Company has common stock which is now traded publicly on the NASDAQ stock exchange. Accordingly, it is better able to successfully raise capital when needed. In addition, there are outstanding warrants from prior offerings that could be exercised depending upon the performance of our stock.
●	The Company raised gross proceeds of $15 million from a private placement of its common stock in July 2021.
●	The Company received financing for the acquisition of the last 23% of shares of Dangot on March 30, 2022. The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	March 25, 2022 management finalized an $8.5M line of credit from Western Alliance Bank. This line of credit replaced the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M. Overall the effective interest rate of the new line of credit is approx. 7% compared to 12% with Action and 10% with ScanSource.
●	As of September 30, 2022, the Company had approximately $3.8 million, in cash.
●	Historical results - For over ten years, the Company’s audit opinion has contained an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern. The fact that the Company has a ten plus year plus history of continuing operations, in and of itself, demonstrates an ability to continue for a period of 12 months, post-issuance of each report.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of September 30, 2022 was approximately $35M. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Blue Star continues selling to the Company with preferable credit terms. Blue Star has agreed to reduce the annual interest rate on invoices that are past due to just 5%. We anticipate, consistent with prior periods, Blue Star will continue to extend us such preferable payments terms in the foreseeable future. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

Management believes that the aggregate impact of these plans is to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date financial statement issuance.

NOTE 3 – CONCENTRATIONS

For the nine-months ended September 30, 2022 there were no customers concentrations to disclose, and for the year ended December 31, 2021, there were two customer accounted for 23% of the Company’s consolidated revenues.

Accounts receivable at September 30, 2022 and December 31, 2021 are made up of trade receivables due from customers in the ordinary course of business. Two customers made up 44.3% of the accounts receivable balance at September 30, 2022 and one customer represented 17% of the balance of accounts receivable at December 31, 2021.

For the nine months ended September 30, 2022 and the year ended December 31, 2021 one vendor made up 65% and 65%, respectively, of our purchases.

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

On March 25, 2022 we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish the sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Pursuant to the BFA, the outstanding principal amount of advances made by BridgeBank at any time shall not exceed $8.5 million. BridgeBank reserves and withholds to 15% of the face amount of each account purchased in a reserve account. During the nine months ended September 30, 2022 we had a net borrowing of an additional $1.8 million on the line and incurred $645 thousand in origination fees. As a result of entering into the BFA we have paid off and terminated the Factoring and Security Agreement with Action Capital. See notes 11 and 19 the 2021 Form 10-K.

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

NOTE 6 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	September 30, 2022	December 31, 2021
In thousands
Note payable –Marin	$240	$420
Note payable –Thomet	150	263
Total notes payable	390	683
Less current portion	(390)	(390)
Long-term portion	$-	$293

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of September 30, 2022, was $71 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

Future maturities of related party notes payable as of September 30, 2022, are as follows:

In thousands

2022	98
2023	292

Total	$390

NOTE 7 – NOTES PAYABLE

(In thousands)	September 30, 2022	December 31, 2021
Note Payable- Supplier	$-	$2,243
Note Payable other	10,850	7,924

Total	10,850	10,167
Less current portion	(7,995)	(7,521)
Long Term Notes Payable	$2,855	$2,646

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

On November 28, 2021 the Company entered into another long-term loan from Leumi Bank totaling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 7% per annum and is payable in 8 installments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

During the year ended December 31, 2021, the Company entered into five lines of credit totaling NIS 17.5 million, as of September 30, 2022 the outstanding balance was NIS 17.5 million, approximately $4.9 million.

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. As of September 30, 2022, the remaining balance was NIS 231 thousand, which was approximately $65 thousand.

On March 27, 2022 the Company entered into another long-term loan from Leumi Bank totaling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at 7% per annum and is payable in 8 installments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

NOTE 8 – OTHER LIABILITIES

(In thousands)	September 30, 2022	December 31, 2021
Other vendor payable	$801	$801
Dividend payable	145	1,418
Others	1,757	1,882
Total other liabilities	2,703	4,101
Less Current Portion	(2,558)	(2,683)
Total long term other liabilities	$145	$1,418

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of September 30, 2022, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2022, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 544,500 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of September 30, 2022, the accrued dividends on the Series C Preferred Stock was $71 thousand.

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

For the nine months ending September 30, 2022, $147 thousand in stock options and stock warrants were exercised in exchange for 128,221 shares of OMNIQ common stock.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the nine months ending September 30, 2022 employees purchased 4,989 shares or $27 thousand of common stock.

On June 15, 2022 our Board of Directors approved issuing 20,000 shares as part of a consulting agreement. The shares were valued at $109 thousand.

On June 15, 2022 our Board of Directors granted 30,000 warrants as part of a consulting agreement. The shares were valued at $176 thousand.

On June 15, 2022 our Board of Directors granted 30,000 stock options as part of a consulting agreement. The shares were valued at $173 thousand.

On August 8, 2022 our Board of Directors approved issuing 80,000 shares as compensation for executives valued at $670 thousand. As of September 30, 2022 the shares have not been issued.

On August 8, 2022 our Board of Directors approved issuing 40,000 warrants as part of a consulting agreement valued at $209 thousand.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 23, 2022, the Company granted 19,000 stock options valued at $91 thousand to certain employees under the Company’s 2021 Equity Incentive Plan.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the nine months ended September 30, 2022, were $77.5 million, an increase of approximately $24 million, or 45.25%, over the nine months ended September 30, 2021.

The loss from operations for the nine months ended September 30, 2022, was $6.1 million, a decrease of $2.8 million compared with the loss in the nine months ended September 30, 2021, of $8.9 million. Basic loss per share from continuing operations for the nine months ended September 30, 2022, was ($1.29) versus ($1.86) per share for the same period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $32 million as of September 30, 2022
●	Accumulated deficit of $80 million as of September 30, 2022
●	Multiple years of net losses from operations
●	Multiple years of negative cash flows from operations

These facts and others have in the past raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented by management to address the Company’s conditions:

●	The Company has common stock which is now traded publicly on the NASDAQ stock exchange. Accordingly, it is better able to successfully raise capital when needed. In addition, there are outstanding warrants from prior offerings that could be exercised depending upon the performance of our stock.
●	The Company raised gross proceeds of $15 million from a private placement of its common stock in July 2021.
●	The Company received financing for the acquisition of the last 23% of shares of Dangot at a loan to value rate of 85%. The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group. See note 11.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders (so far approx. $1.3M) in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management finalized an $8.5M line of credit from Western Alliance Bank. This line of credit will replace the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M. Overall the effective interest rate of the new line of credit is approx. 7% compared to 12% with Action and 10% with ScanSource.
●	As of September 30, 2022, the Company had approximately $3.8 million, in cash.
●	Historical results - For over ten years, the Company’s audit opinion has contained an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern. The fact that the Company has a ten plus year plus history of continuing operations, in and of itself, demonstrates an ability to continue for a period of 12 months, post-issuance of each report.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of September 30, 2022 was approximately $35 M. Blue Star is an unsecured creditor, financing a substantial amount of the Company’s supply chain demand. Blue Star continues selling to the Company with preferable credit terms. Blue Star has agreed to reduce the annual interest rate on invoices that are past due to just 5%. We anticipate, consistent with prior periods, Blue Star will continue to extend us such preferable payments terms in the foreseeable future. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

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

	Three months ended September 30,		Variation
In thousands	2022	2021	$	%
Revenue	$27,008	$20,513	$6,495	31.66%
Cost of Goods sold	$21,032	$15,842	$5,190	32.76%
Gross Profit	$5,976	$4,671	$1,305	27.94%
Operating Expenses	$8,634	$8,885	$(251)	(2.82)%
Loss from operations	$(2,658)	$(4,214)	$1,556	(36.92)%
Net loss	$(3,810)	$(5,076)	$1,266	(24.94)%
Net Loss per common Share from continuing operations	$(0.52)	$(0.73)	$0.21	(28.77)%

Revenues

For the three months ended September 30, 2022 and 2021, the Company generated net revenues in the amount of $27 million and $20.5 million, respectively. The increase between the three-month periods was attributable to the additional sales channel’s provided by the acquisition of Dangot.

Cost of Goods Sold

For the three months ended September 30, 2022 and 2021, the Company recognized a total of $21 million and $15.8 million, respectively, of cost of goods sold. For the three months ended September 30, 2022 and 2021, cost of goods sold were 78% and 77% of net revenues, respectively.

Operating expenses

Total operating expense for the three months ended September 30, 2022 and 2021 recognized was $8.6 million and $8.9 million, respectively, representing a 2.8% decrease.

Research and Development – Research and development expenses for the three months ended September 30, 2022 and 2021 totaled $445 thousand and $474 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 totaled $7.6 million and $6.8 million, respectively. The increase is due to non-cash stock compensation for employees and consultants.

Depreciation – Depreciation expenses for the three months ended September 30, 2022 and 2021 totaled $91 thousand and $82 thousand, respectively, representing a 11% increase. The increase is attributable to the addition of fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended September 30, 2022 and 2021 totaled $474 thousand and $1.5 million, respectively. The decrease is due to diminishing life of intangibles.

Other income and expenses

Interest Expense – Interest expense for the three months ended September 30, 2022 totaled $880 thousand, as compared to $587 thousand for the three months ended September 30, 2021. The increase is primarily attributable to additional lines of credit.

	Nine months ended September 30,		Variation
In thousands	2022	2021	$	%
Revenue	$77,539	$53,383	$24,156	45.25%
Cost of Goods sold	$59,449	$42,778	$16,671	38.97%
Gross Profit	$18,090	$10,605	$7,485	70.58%
Operating Expenses	$24,176	$19,527	$4,649	23.80%
Loss from operations	$(6,086)	$(8,922)	$2,836	(31.79)%
Net loss	$(9,566)	$(10,929)	$1,363	(12.47)%
Net Loss per common Share from continuing operations	$(1.29)	$(1.86)	$0.57	(30.65)%

Revenues

For the nine months ended September 30, 2022 and 2021, the Company generated net revenues in the amount of $78 million and $53 million, respectively. The increase between the nine-month periods was attributable to the additional sales channel’s provided by the acquisition of Dangot.

Cost of Goods Sold

For the nine months ended September 30, 2022 and 2021, the Company recognized a total of $59 million and $43 million, respectively, of cost of goods sold. For the nine months ended September 30, 2022 and 2021, cost of goods sold were 77% and 80% of net revenues, respectively. The 2022 decrease in cost of goods sold as a percentage of net revenue was attributable to discounts being granted during the Covid pandemic which are no longer being offered.

Operating expenses

Total operating expense for the nine months ended September 30, 2022 and 2021 recognized was $24 million and $20 million, respectively, representing a 24% increase. The increases are related to the additional operations from Dangot.

Research and Development – Research and development expenses for the nine months ended September 30, 2022 and 2021 totaled $1.4 million and $1.4 million, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 totaled $21.2 million and $15.3 million, respectively, representing a 38% increase. The increase was due to increased number of employees and operating activities from the acquisition of Dangot and non-cash stock compensation for employees and consultants.

Depreciation – Depreciation expenses for the nine months ended September 30, 2022 and 2021 totaled $241 thousand and $167 thousand, respectively, representing a 44% increase. The increase is directly increased by the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the nine months ended September 30, 2022 and 2021 totaled $1.3 million and $2.6 million, respectively. The decrease is due to diminishing life of intangibles.

Other income and expenses

Interest Expense – Interest expense for the nine months ended September 30, 2022 totaled $2.6 million, as compared to $1.9 million for the nine months ended September 30, 2021. The increase is primarily attributable to additional lines of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of September 30, 2022, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 10, 2022, our Compensation Committeee approved, and our Board ratified, a new employment agreement with our Chief Financial Officer, Neev Nissenson. The agreement is for a period of three (3) years and provides for a base salary of 48,000 NIS/month and 12,000 NIS/month in Global Overtime Compensation. Pursuant to the agreement, we will issue Neev 10,000 shares of common stock within 30 days of signing the agreement. The agreement also provides for the payment of certain bonuses upon the attainment of certain criteria. The agreement is filed as an exhibit to this quarterly report on Form 10-Q.

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

Date: November 14, 2022

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

