Form 10-K
period 2022-12-31
OMNIQ Corp.
filed 2023-03-31
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(800) 242-7272

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $ 31,794,449.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 7,882,628 shares of common stock were outstanding as of March 10, 2023.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage credit and debt structures from vendors, debt holders and secured lenders.

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	Competitive pressures;

●	General economic conditions, including the overall effect of the current banking crisis; and

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	Compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and

●	Other factors discussed under Item 1A – Risk Factors or elsewhere in this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

OMNIQ Corp., a Delaware corporation, formerly Quest Solution, Inc., together with its wholly owned and majority owned subsidiaries, referred to herein as “we”, “us”, “our,” “OMNIQ,” or the “Company,” was incorporated in 1973. Since its incorporation, the Company has been involved in various lines of business.

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

We offer end-to-end solutions that include hardware, software, communications, and full lifecycle management services. We are an established manufacturer and distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. We provide printing solutions, credit card terminals, automatic kiosks and point of care units. We also offer technical service and support. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, transportation and logistics, and oil, gas, and chemicals. Since 2014, our annual consolidated revenues have grown to more than $100 million with clients in more than 40 countries. We currently address several billion-dollar markets with double-digit growth, including the Global Safe City market, forecasted to grow to $29.6 billion, and the Ticketless Safe Parking market, forecasted to grow to $5.2 billion by 2023.

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

We simplify the integration process because of our experienced team of professionals. We deliver problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, some of which we developed, and some is sourced from third parties. We are a leading providing of bar-code labels and ribbons (media). We provide consultative services to companies to select, design and manufacture the right label for their product offering. Once a company purchases our product, sales generally recur on a regular basis.

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

Warehouse: Enhances efficiency in distribution and manufacturing environments. The warehouse is a collection of applications for portable devices that extend the power of the existing system out to the warehouse floor and dock doors.

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

We believe integrating our patented and proprietary AI technology into its existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at higher margins for us, and our Fortune 1000 clients.

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

As of December 31, 2022, we had approximately 216 employees. Of these employees, 189 are salaried (including commissioned employees) personnel and 27 are hourly personnel. Our employees perform the following functions: sales operations, parts operations, technical services, and office and administrative support. We believe we have good relations with our employees, and we have never experienced a work stoppage. Generally, the total number of employees does not significantly fluctuate throughout the year.

Concentrations

For the years ended December 31, 2022 and 2021, one customer accounted for 30% and 23%, respectively, of the Company’s consolidated revenues.

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. As of December 31, 2022, no customer accounted for more than 10% of the outstanding receivables, and one customer accounted for 17% of the balance of accounts receivable as of December 31, 2021.

As of December 31, 2022 and 2021 one vendor made up 48% and 65%, respectively, of our purchases.

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

ITEM 2. PROPERTIES

OMNIQ’s corporate offices are currently located at 1865 West 2100 South, Salt Lake City, UT 84119. Our executive management, sales, operations, accounting, and administrative functions are located at the corporate offices. The corporate office annual lease expense is $284 thousand. The space is under a five-year lease and expires June 2026.

We lease office space for our software developers in Akron, Ohio. The lease provides for monthly payments of $3,000. The space is under a five-year lease and expires May 2023.

We lease office and warehouse space for our satellite sales and technical support staff in Anaheim, California. The lease is month to month and the annual lease expense is $36 thousand.

We also lease office space for research and development employees located in Israel. The lease expense for the year ending December 31, 2022 was 260,353 NIS. The lease is currently at a rate of 23,383 NIS per month and the lease expires in August 2023.

Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 784,380. The space is under a five years and eleven months lease and expires November 2024.

We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 22,134. The space is under a five-year lease and expires December 2023.

We lease office and warehouse space for our products and technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 41,200. The space is under a six and half year lease and expires June 2025.

ITEM 3. LEGAL PROCEEDINGS

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. The Company is defending the case. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2021:
Fiscal Quarter Ended March 31, 2021	$10.25	$4.16
Fiscal Quarter Ended June 30, 2021	$12.00	$7.01
Fiscal Quarter Ended September 30, 2021	$16.00	$7.10
Fiscal Quarter Ended December 31, 2021	$10.88	$6.01

Fiscal Year Ended December 31, 2022:
Fiscal Quarter Ended March 31, 2022	$7.05	$4.35
Fiscal Quarter Ended June 30, 2022	$7.32	$5.13
Fiscal Quarter Ended September 30, 2022	$8.75	$5.27
Fiscal Quarter Ended December 30, 2022	$6.38	$4.13

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,672,317	$5.94	646,856

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No shares were issued under the Plan in 2021. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Company’s Equity Incentive Plan. On October 23, 2022 19,000 stock options were granted to employees as part of the Company’s Equity Incentive Plan.

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

Recent Sales of Unregistered Securities

During 2022, the Company issued an aggregate of 7,025 shares of common stock to certain individuals as part of the Company’s Employee Stock Purchase Program valued at approximately $37 thousand.

For the year ended December 31, 2022, $147 thousand in stock options and stock warrants were exercised in exchange for 128,221 shares of OMNIQ common stock.

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

On August 8, 2022 our Board of Directors approved issuing 80,000 shares as compensation for executives valued at $670 thousand. Shared were issued on October 11, 2022.

On August 8, 2022 our Board of Directors approved issuing 40,000 warrants as part of a consulting agreement valued at $209 thousand.

On November 11, 2022 our Board of Directors approved issuing 20,000 shares as part of employment agreements valued at $101 thousand.

ITEM 6. [RESERVED]

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of OMNIQ, Corp. and its consolidated subsidiaries as of December 31, 2022, and its consolidated results of operations for the year ended December 31, 2022, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A—Risk Factors of this Annual Report on Form 10-K.

The Company’s consolidated revenue for the year ended December 31, 2022 were $102.5 million, representing an increase of $24 million from the year ended December 31, 2021 of $78.3 million. Revenues in 2022 and 2021 are presented in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606).

Net loss attributable to common stockholders’ of OmniQ Corp was $13.8 million in 2022, an increase of $400 thousand from the 2021 loss of $13.4 million. Basic loss per share attributable to common stockholders was $1.82 for the year 2022 compared to $2.20 per share for the year 2021.

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

GOING CONCERN

The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $38 million as of December 31, 2022
●	Accumulated deficit of $84 million as of December 31, 2022
●	Multiple years of losses from operations
●	Multiple years of negative cash flows from operations
●	Noncompliance with certain debt covenants

Management Evaluation

Management considers the condition outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

The following conditions, plans and actions are currently being implemented to address the Company’s conditions:

●	Outstanding warrants exist from prior offerings that could be exercised for cash depending upon the performance of our stock.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The Company received financing for the acquisition of the last 23% of shares of Dangot on March 30, 2022 (The company owns 100% of Dangot). The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations. Management has already cut staff by about 5% and will continue to do additional overhead cuts.
●	March 25, 2022 management finalized an $8.5M line of credit from Western Alliance Bank. This line of credit replaced the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2022 was approximately $36 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Year ended December 31,		Variation
In thousands	2022	2021	$	%
Revenue	$102,545	78,251	$24,294	31.05%
Cost of Goods sold	80,441	61,582	18,859	30.62%
Gross Profit	22,104	16,669	5,435	32.60%
Operating Expenses	31,656	27,149	4,507	16.60%
Loss from operations	(9,552)	(10,480)	928	8.85%
Net loss	(13,614)	(13,144)	(470)	(3.58%)
Net Loss per common Share from continuing operations	$(1.82)	$(2.20)	$0.38	17.19%

Revenues

Revenue for the years ended December 31, 2022 and 2021 were generated from the sales of hardware, service contracts, software, labels and ribbons and related services provided by the Company to its customers. For the years ended December 31, 2022 and 2021, the Company recognized $102.5 million and $78.3 million in net revenues, respectively. This represents an increase of 31.05%. The increase was due to growth in the marketplace and the acquisition of Dangot.

Cost of Goods Sold

For the years ended December 31, 2022 and 2021, the Company recognized a total of $80.4 million and $61.6 million respectively, of cost of goods sold. Cost of goods sold was 78% of net revenues for 2022 and 79% of revenue for 2021. Our gross margin percentage has remained relatively stable in an industry that is experiencing gross margin pressure.

Operating Expenses

For the years ended December 31, 2022 and 2021, operating expenses were $31.7 million and $27.1 million, respectively. This represents an increase of $4.5 million, or 16.6%, which is due to a general increase in business operations, including the addition of Dangot in July 2021. The following explains in detail the change in operating expenses.

Research & Development – Research and development for the year ended December 31, 2022 and 2021 totaled $1.8 million per year.

Selling, General and Administrative – Selling, General and Administrative expenses were $27.7 million for the year ended December 31, 2022, compared to $21.9 million for the year ended December 31, 2021, representing an increase of $5.8 million, or 27%. The increase was due to additional share issuances to employees and directors as well as a large software implementation.

Depreciation – Depreciation for the year ended December 31, 2022 were $324 thousand compared to $251 thousand for the year ended December 31, 2021. This represents an increase of $73 thousand, or 29%, attributable to growth in fixed assets.

Intangible Amortization – Intangible amortization expenses for the year ended December 31, 2022 were $1.8 million, compared to $3.2 million for the year ended December 31, 2021. This represents a decrease of $1.4 million, or 43%, attributable to the acquisition of additional intangibles.

Other Income and Expenses

The Company incurred $3.5 million in interest expense for the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021. The interest expense is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables.

Foreign Currency Transactions

The Company has multiple subsidiaries conducting operations in Israel, therefore there were transactions denominated in currency other than US dollars for both 2022 and 2021. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

Provision for Income Taxes

For the year ended December 31, 2022, the Company has $35 thousand of current income tax provision (US State & Local and Foreign) and $30 thousand deferred income tax expense.

For the year ended December 31, 2021, the Company has $321 thousand of current income tax provision (US State & Local and Foreign) and $165 thousand deferred income tax benefit.

Net loss

The Company realized a net loss of $13.6 million for the year ended December 31, 2022, compared to a net loss from continuing operations of $13.1 million for the year ended December 31, 2021. The increased loss in 2022 is due primarily to an increase in stock compensation.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash in the amount of $1.3 million and a working capital deficit of $38 million, compared to cash in the amount of $7.1 million, and a working capital deficit of $22.9 million as of December 31, 2021. The Company had stockholders’ deficit attributable to OmniQ stockholders of $10.5 million and $98 thousand as of December 31, 2022 and 2021, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $84.4 million and $70.6 million as of December 31, 2022 and 2021, respectively.

The Company’s operations provided net cash of $1.2 million and used $3.2 million the years ended December 31, 2022 and 2021, respectively. The increase of cash from operations of $4.4 million is primarily a result of reduction in accounts receivable.

The Company’s cash used in investing activities was $4,154 thousand for the year ended December 31, 2022 compared to cash provided by investing activities of $9,235 thousand for the year ended December 31, 2021.

The Company’s financing activities used $3.1 million of cash during the year ended December 31, 2022, and provided $14.5 million during the year ended December 31, 2021. During the year ended December 31, 2022, the Company made payments of $2.5 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable, compared to the year ended December 31, 2021, when the Company made payments of $4.7 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable. Additionally, the Company borrowed $4 million on the Company’s line of credit during the year ended December 31, 2022, compared to the year ended December 31, 2021, when $1 million was paid on the Company’s line of credit. The Company did not raise funds during the year ended December 31, 2022, compared to $13.3 million raised for the year ended December 31, 2021.

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

We evaluate, in accordance with Topic 606, whether or not we meet the criteria to be a principal or an agent and record the revenue on a gross or net basis. We are considered a principal if we obtain control of any one of the following:

i.	A good or other asset from another party that we then transfer to our customer.

ii.	A right to a service to be performed by another party, which gives us the ability to direct that party to provide the service to the customer on our behalf, and

iii.	A good or service from another party that we then combine with other goods or services in providing the specified good or service to our customer.

We have certain relationships with manufacturers and suppliers to sell us products or provide services. Our contracts may transfer to our customer a right to a future service or product to be provided by our manufacturer or supplier. When a specified good or service is a right to a good or service provided by a manufacturer or supplier, we evaluate whether we control the right to the goods or services before that right is transferred to the customer rather than whether we control the underlying goods or services.

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

Definite-lived Intangible Assets Impairment Evaluation

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2022 and 2021.

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

Indefinite-lived Intangible Assets, Including Goodwill

Indefinite-lived intangible assets, including goodwill, are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of the Company’s reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then the Company must calculate the fair value of the reporting unit and compare it with its carrying amount, including Indefinite-lived intangible assets and recognize impairment equal to the difference between the carrying amount of the reporting unit and its fair value, considering the related income tax effect from any tax-deductible goodwill. The estimated fair value of the reporting unit exceeded the carrying value as of December 31, 2022 and 2021, and, therefore, no impairment has been recognized.

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

Recent Accounting Pronouncements

Management has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and determined that none of the pronouncements will have a material impact on the financial statements of the Company. The Company will continue to monitor the issuance of any new accounting pronouncements and assess their potential impact on the financial statements in future periods.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedure as of December 31, 2022. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2022, our internal controls over financial reporting were not effective.

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

Commencing at the end of 2021, the Company engaged a professional consulting firm to help with implementing an internal process in accordance with section 404a of the Sarbanes-Oxley Act 2000 (SOX). The Company is in the process of implementing the SOX process and is currently performing the documentation phase. The controls in the main business processes that refer to the preparation of financial statement reporting of the main Company were documented, gaps were noted, and a remediation plan was prepared. The Company is in the process of implementing the remediation plan in order for these controls to be found effective in the test phase. The Company is working on completing the documentation phase in its other subsidiaries that recently switched to our ERP system.

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

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name	Age	Positions
Shai Lustgarten	52	CEO and Chairman
Neev Nissenson	44	Chief Financial Officer and Director
Andrew J. MacMillan	75	Director
Yaron Shalem	50	Director
Guy Elhanani	49	Director
Mina Teicher	76	Director

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

Mr. Elhanani is a qualified CFO with experience leading financial strategies to facilitate a company’s growth plans. Mr. Elhanani has been the CFO and a partner of Singulariteam VC, a venture capital firm, since 2017. Mr. Elhananai has been the CFO of Sirin Labs since 2017. Sirin Labs is a multinational, high-tech company specializing in secured mobile phones. From 2015 to 2017, Mr. Elhanani was the CFO of SalesTech, an online internet technology servicing company. Mr. Elhanani has also served as the CFO of other companies, including: Micronet Ltd. (2012-2015); InterLogic Ltd. (2007-2012); and Finotec Group Inc. (2006-2007). From 2003 to 2006, Mr. Elhanani was the corporate controller of On Track Innovations Ltd. From 1999 to 2003, Mr. Elhanani was a senior auditor at Kesselman and Kesselman (PWC Israel). Mr. Elhanani was a lecturer at IVC College in Israel from 2014 to 2018 and at Hebrew University in Jerusalem from 2001 to 2003. Mr. Elhanani has also served as a board member for various companies, including: General Robotics (2017-Present); Effective Space Solutions (2017-Present); Octopus Systems (2017-Present); and Infinity AR (2017-2019). Mr. Elhanani received a B.A. in Accounting and Economics, and a Master of Business Administration, specializing in finance, from Hebrew University.

Mina Teicher is the former Chief Scientist of the Israel government. She is a leading mathematician specializing in Algebraic Geometry and applications to computer vision, cryptography, cyber security, neuroscience, neuro-medical devices, and complex societal systems, such as financial markets and health systems. She earned a PhD in Mathematics from Tel Aviv University and a postdoctoral fellowship from the Institute for Advanced Study in Princeton. She published 140 scientific papers, wrote 5 books, mentored 80 students (Master, PhD, and postdocs) in Israel and the USA, organized 20 international conferences, and won prestigious invitations to deliver lectures, numerous awards, and highly competitive research grants (in Israel, Germany, Italy, the European Union, the USA and China).

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the year ended December 31, 2022 to the individuals serving as our principal executive officers during the last completed fiscal year and our other two most highly paid executive officers at the end of the last completed fiscal year (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation	Total
In thousands
Shai Lustgarten	2022	588	110	335	791	-	$1,824
Chief Executive Officer	2021	583	-	-	-	432	$1,015

Neev Nissenson	2022	166	30	168	51	-	$415
Chief Financial Officer	2021	170	167	-	-	18	$355

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

At the sole discretion of our Board, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Andrew MacMillan (1)	2022	24	-	46	-	-	-	70
	2021	24	-	-	-	-	-	24
Yaron Shalem (1)	2022	24	-	46	-	-	-	70
	2021	24	-	-	-	-	-	24
Guy Elhanani (1)	2022	24	-	46	-	-	-	70
	2021	8	-	-	-	-	-	8
Itzhak Almog (1)	2022	24	-	46	-	-	-	70
	2021	8	-	-	-	-	-	8

1.	The fair value of the options awarded to Mr. MacMillan, Mr. Shalem, Mr. Elhanani and Mr. Almog in 2022 was determined to be $46 thousand, respectively using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment agreements for our named executive officers generally provide that in the event of termination of such executive’s employment for any reason, or if the executive resigns, the Company is required to pay certain separation benefits, including (i) unpaid annual salary earned through the termination date; (ii) unused vacation; (iii) accrued and unpaid expenses; and (iv) other vested and accrued benefits to which he is entitled under the Company’s employee benefit plan. In the event the executive voluntarily resigns for “good reason” (as defined in each executive’s respective Employment Agreement) or the Company terminates their employment for any reason other than for cause (as defined in each executive’s respective Employment Agreement), the Company will be required to pay certain termination benefits, including (i) a lump sum payment equal to the greater of (A) unpaid annual salary through the end of the Initial Term or Renewal Term (as those terms are defined in each executive’s respective Employment Agreement) or (B) two years of annual salary and (ii) COBRA reimbursement.

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of six members. Shai Lustgarten, Mr. Neev Nissenson, Mr. Andrew J. MacMillan and Mr. Yaron Shalem, Mr. Guy Elhanani and Ms. Mina Teicher.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Mr. Andrew J. MacMillan, Mr. Yaron Shalem, Mr. Guy Elhanani and Ms. Mina Teicher qualify as “independent directors” pursuant to such rules.

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

Audit Committee

The Audit Committee consists of Mr. Yaron Shalem, Mr. Andy MacMillan, and Ms. Mina Teicher whereby Mr. Shalem is the Chairperson. Our Board has determined that Mr. Shalem qualifies as an “audit committee financial expert,” as defined under the rules of the SEC.

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

Our Audit Committee charter is available on the “Investor Lounge” subpage of our website (www.omniq.com) under the link “Corporate Governance”.

Compensation Committee

The Compensation Committee consists of Mr. Andrew J. MacMillan, and Mr. Yaron Shalem. Mr. MacMillan serves as Chairperson.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2021: (i) by each of our directors; (ii) by each of our executive officers; (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2022, there were 7,714,780 shares of our common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO) (1)	1,537,964	13.82%
Andrew MacMillan (2)	38,996	0.35%
Yaron Shalem (5)	61,525	0.55%
Neev Nissenson (CFO) (4)	182,289	1.64%
Itzhak Almog (6)	10,000	0.09%
Guy Elhanani (7)	10,000	0.09%
All Executive Officers and Directors as a group (6 individuals)	1,955,774	17.66%

Carlos Nissensohn (3)	1,019,667	9.16%

1.	Includes 500,000 shares issuable upon the exercise of options. Also includes (i) 1,004,631 shares and (ii) 33,333 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.

2.	Includes 20,000 shares issuable upon the exercise of options. Also includes (i) 18,996 shares

3.	Includes 739,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Carlos J. Nissensohn. Also includes (i) 57,026 shares. Also includes 223,333 shares underlying option and warrants

4.	Includes 125,000 shares issuable upon exercise of options. Also includes (i) 57,289 shares

5.	Includes 42,500 shares issuable upon exercise of options. Also includes (i) 19,025 shares

6.	Includes 10,000 shares issuable upon the exercise of options.

7.	Includes 10,000 shares issuable upon the exercise of options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed or incurred related to the following years for professional services rendered by Haynie & Company for 2022 and 2021 were $205 thousand and $182 thousand respectively.

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

Date: March 30, 2023

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer	March 30, 2023
Shai Lustgarten

/s/ Neev Nissenson	Director, Chief Financial Officer	March 30, 2023
Neev Nissenson

/s/ Yaron Shalem	Director	March 30, 2023
Yaron Shalem

/s/ Andrew J. MacMillan	Director	March 30, 2023
Andrew J. MacMillan

/s/ Mina Teicher	Director	March 30, 2023
Mina Teicher

/s/ Guy Elhananai	Director	March 30, 2023
Guy Elhanani

OMNIQ CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OMNIQ Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OMNIQ Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the December 31, 2022 consolidated financial statements for Dangot Computers, Ltd., a wholly owned subsidiary. The portions not audited by us include assets of $27.5 million as of December 31, 2022, and total revenues of $45.5 million for the year ended December 31, 2022. Those portions of the December 31, 2022 consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as they relate to the amounts included for Dangot Computers, Ltd. is based solely on the reports of the other auditors.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and Intangible Assets— Refer to Note 8 to the consolidated financial statements

The Company has goodwill of $16.5 million and other intangible assets of $7.5 million as of December 31, 2022. The Company evaluates its goodwill and intangible assets at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. For goodwill, the Company performed an impairment analysis by considering the value of its operating segment and comparing it to the carrying amount of its goodwill. In consideration of its intangible assets, the Company employed an income approach using a discounted cash flow using a forecast developed by management. These valuation methods require management to make significant estimates and assumptions related to projected cash flows. No impairment was recorded by the Company for the year ended December 31, 2022.

We identified potential impairment of these assets as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2022. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

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

/s/ Haynie & Company
Salt Lake City, Utah
March 30, 2023

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OMNIQ CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dangot Computers Ltd. (the “Company”) as of December 31, 2022, the related consolidated statement of operation and comprehensive loss, chang in stockholders’ equity (defecit) and cash flow for the year then ended, and the related notes (collectively referred to as the “Financial Statement”). In our opinion, the financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operation and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2020.

BARZILY AND CO., CPA’s

Jerusalem, Israel
March 30,2023

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands, except share and per share data)
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,311	$7,085
Accounts receivable, net	23,893	27,123
Inventory	8,726	6,955
Prepaid expenses	1,268	1,987
Other current assets	473	9
Total current assets	35,671	43,159

Property and equipment, net of accumulated depreciation of $1,030 and $2,203 respectively	1,086	1,127
Goodwill	16,542	16,453
Trade name, net of accumulated amortization of $4,458 and $3,863, respectively	1,826	2,421
Customer relationships, net of accumulated amortization of $10,762 and $9,660, respectively	4,967	6,069
Other intangibles, net of accumulated amortization of $1,541 and $1,457, respectively	675	865

Right of use lease asset	2,300	3,556
Other assets	1,744	1,431
Total assets	$64,811	$75,081

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$54,736	$45,553
Line of credit	1,971	5,951
Accrued payroll and sales tax	2,633	2,658
Notes payable, related parties – current portion	293	390
Notes payable – current portion	11,572	7,521
Lease liability – current portion	942	1,341
Other current liabilities	1,394	2,683
Total current liabilities	73,541	66,097

Long term liabilities
Notes payable, related party, less current portion	-	293
Accrued interest and accrued liabilities, related party	72	63
Notes payable, less current portion	55	2,646
Lease liability	1,404	2,266
Other long-term liabilities	265	1,418
Total liabilities	75,337	72,783

Stockholders’ equity deficit
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 544,500 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,714,780 and 7,459,534 shares issued and outstanding, respectively.	8	20
Additional paid-in capital	73,714	70,606
Accumulated deficit	(84,460)	(70,571)

Cumulative translation adjustment	211	(154)
Total OmniQ stockholders’ equity (deficit)	(10,526)	(98)
Non-controlling interest	-	2,396
TOTAL EQUITY (DEFICIT)	(10,526)	2,298

Total liabilities and equity (deficit)	$64,811	$75,081

The accompanying notes are integral to these consolidated financial statements

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,

(In thousands, except share and per share data)	2022	2021
Revenues
Total revenues	$102,545	$78,251

Cost of goods sold
Cost of goods sold	80,441	61,582

Gross profit	22,104	16,669

Operating expenses
Research & development	1,826	1,873
Selling, general and administrative	27,707	21,865
Depreciation	324	251
Amortization	1,799	3,160
Total operating expenses	31,656	27,149

Loss from operations	(9,552)	(10,480)

Other income (expenses):
Interest expense	(3,496)	(2,515)
Other (expenses) income	(601)	7
Total other expenses	(4,097)	(2,508)

Net loss before income taxes	(13,649)	(12,988)

Provision for income taxes
Current	35	(156)
Total provision for income taxes	35	(156)

Net loss	$(13,614)	$(13,144)
Net income attributable to non-controlling interest	67	218
Net loss attributable to OmniQ Corp	$(13,681)	$(13,362)

Net loss	$(13,614)	$(13,144)

Foreign currency translation adjustment	365	71

Comprehensive loss	(13,249)	(13,073)

Less comprehensive loss attributable to non-controlling interests	20	(59)
Comprehensive loss attributable to OmniQ Corp	$(13,229)	$(13,132)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(13,614)	$(13,144)
Less: dividends attributable to non-common stockholders’ of OmniQ Corp	(206)	(77)
Net loss less non-common stockholder dividends	(13,820)	(13,221)

Non-common stockholder dividends attributable to non-controlling interest	-	218
Net loss attributable to common stockholders’ of OmniQ Corp	$(13,820)	$(13,439)
Net loss per share - basic attributable to common stockholders’ of OmniQ Corp	$(1.82)	$(2.20)

Weighted average number of common shares outstanding - basic	7,576,434	6,082,763

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Series C				Additional		Non	Accumulated Other	Total Stockholders’
(In thousands)	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	(Deficit)
Balance, December 31, 2020	2,145	$2	4,685	$5	$51,842	$(56,726)	$-	$(166)	$(5,043)
Dividend on class C shares	-	-	-	-	-	(77)	-	-	(77)
Dividend declared to non-controlling interest	-	-	-	-	-	(398)	-	-	(398)
ESPP stock issuance	-	-	2	-	16	-	-	-	16
Stock-based compensation – options, warrants, issuances	-	-	-	-	2,552	-	-	-	2,552
Stock and warrant issued for services	-	-	25	-	188	-	-	-	188
Stock and warrant issuances, net of issuance costs	-	-	2,143	15	13,282	-	-	-	13,297
Exercise of stock options and warrants	-	-	279	-	438	-	-	-	438
Stock and warrant issuance for acquisition	-	-	220	-	2,084	-	-	-	2,084
Dangot acquisition	-	-	-	-	-	-	6,508	-	6,508
Exercise to purchase additional Dangot shares	-	-	-	-	-	-	(4,012)	-	(4,012)
Post-acquisition adjustment	-	-	-	-	-	(1)	(377)	-	(378)
Cumulative translation adjustment	-	-	-	-	-	-	59	12	71
Other	-	-	-	-	-	(7)	-	-	(7)
Conversion of equity	(1,400)	(1)	70	-	1	-	-	-	-
Conversion of debt	(201)	-	35	-	203	-	-	-	203
Net income (loss)	-	-	-	-	-	(13,362)	218	-	(13,144)
Balance, December 31, 2021	544	$1	7,459	$20	$70,606	$(70,571)	$2,396	$(154)	$2,298
Dividends	-	-	-	-	-	(206)	-	-	(206)
ESPP stock issuance	-	-	7	-	37	-	-	-	37
Stock-based compensation – options, warrants, issuances	-	-	100	-	3,173	-	-	-	3,173
Stock issued for services	-	-	20	-	109	-	-	-	109
Warrant issuances, net of issuance costs	-	-	-	-	298	-	-	-	298
Exercise of stock options	-	-	128	-	147	-	-	-	147
Non-controlling interests, distributions and other	-	-	-	-	(668)	-	(2,443)	-	(3,111)
Other	-	-	-	(12)	12	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	(2)	(20)	365	343
Net loss	-	-	-	-	-	(13,681)	67	-	(13,614)
Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	$-	$211	$(10,526)

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)	2022	2021
Cash flows from operations
Net loss	$(13,614)	$(13,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of PP&E	46	-
Noncash interest expense	248	-
Stock-based compensation	3,173	2,552
Stock and warrant issued for services	109	188
Depreciation and amortization	2,119	3,411
Amortization of ROU asset	1,000	199
Changes in operating assets and liabilities:
Accounts receivable	1,472	(3,291)
Prepaid expenses	585	(295)
Inventory	(2,490)	(538)
Other assets	131	(117)
Accounts payable and accrued liabilities	10,830	8,352
Accrued interest and accrued liabilities, related party	8	7
Accrued payroll and sales taxes payable	268	(180)
Lease liability	(1,000)	(192)
Deferred tax assets, net	(263)	58
Other liabilities	(1,419)	(185)
Net cash provided by (used in) operating activities	1,203	(3,175)

Cash flows from investing activities
Payment for additional ownership in subsidiary	(3,518)	(4,012)
Payment for acquisition, net of cash acquired	-	(4,992)
Purchase of property and equipment	(451)	(299)
Proceeds from sale (purchase) of other assets	(185)	68
Net cash used in investing activities	(4,154)	(9,235)

Cash flows from financing activities
Proceeds from ESPP stock issuance	37	16
Proceeds from exercise of options and warrants	147	438
Dividends paid to non-controlling interest	(1,448)	(306)
Net proceeds from issuance of common stock	-	13,297
Payments on notes payable	(2,525)	(4,612)
Proceeds from the issuance of notes payable	4,770	4,603
Net activity on line of credit	(4,038)	1,037
Net cash (used in) provided by financing activities	(3,057)	14,473

Net change in cash and cash equivalents	(6,008)	2,063

Effect of foreign exchange rates on cash and cash equivalents	234	(105)

Cash and cash equivalents at beginning of period	7,085	5,127

Cash and cash equivalents at end of period	$1,311	$7,085

Non-cash activities:
Declared dividends payable	$33	$464
Net assets acquired in business combination	$-	$7,390
Stock compensation in exchange for debt	$298	$-
Purchase of PP&E with financing	$-	$155
Debt conversion	$-	$203
Equity conversion	$-	$2
Right of use asset acquired in exchange for lease liability	$-	$1,108
Change in terms of accounts payable	$-	$47
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,487	$1,547
Cash paid for income taxes	$160	$151

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly owned subsidiaries Quest Marketing, Inc., HTS Image Processing, Inc., OmniQ Vision Inc., HTS Image Ltd., OmniQ Technologies Ltd., and Dangot Computers Ltd. collectively referred to herein as “we” or “us” or “our” or the “Company.”

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

Cash and Cash Equivalents

Cash consists of petty cash, checking, savings, and money market accounts. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

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

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts. Based on management’s evaluation, accounts receivable has a balance in the allowance for doubtful accounts of $455 thousand and $6 thousand for the years ended December 31, 2022 and 2021, respectively.

Inventory

Substantially all inventory consists of raw materials and finished goods and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on a first-in-first-out basis or specific cost.

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

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 2022 and 2021 was $324 thousand and $251 thousand, respectively. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Furniture and fixtures Computer equipment Office equipment Software Leasehold improvements	5 to 7 years 3 to 5 years 3 to 10 years 3 years 15 years
Vehicles	5 years

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

Definite-lived Intangible Assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2022 and 2021.

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

Indefinite-lived Intangible Assets, Including Goodwill

Indefinite-lived intangible assets, including goodwill, are not amortized but are required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of the Company’s reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then the Company must calculate the fair value of the reporting unit and compare it with its carrying amount, including Indefinite-lived intangible assets and recognize impairment equal to the difference between the carrying amount of the reporting unit and its fair value, considering the related income tax effect from any tax-deductible goodwill. The estimated fair value of the reporting unit exceeded the carrying value as of December 31, 2022 and 2021, and, therefore, no impairment has been recognized.

Accounts Payable

Accounts payable are made up of payables due to vendors in the ordinary course of business a December 31, 2022 and 2021. One vendor made up 48% and 65% of our purchases in 2022 and 2021, respectively.

Leases

We determine whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset, and we have the right to control the asset for a period of time in exchange for consideration. Lease arrangements can take several forms. Some arrangements are clearly within the scope of lease accounting, such as a real estate contract that provides an explicit contractual right to use a building for a specified period of time in exchange for consideration. However, the right to use an asset can also be conveyed through arrangements that are not leases in form, such as leases embedded within service and supply contracts. We analyze all arrangements with potential embedded leases to determine if an identified asset is present, if substantive substitution rights are present, and if the arrangement provides the customer control of the asset.

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

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No shares were issued in 2021 as part of the Plan.

In August 2020, the Board of Directors approved our 2020 Equity Incentive Plan and later amended it. In September 2020, our shareholders adopted and ratified the 2020 Equity Incentive Plan. The total number of shares of Common Stock authorized for issuance under the 2020 Plan is 1,000,000.

Equity instruments issued to parties other than employees for acquiring goods or services.

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

Warrants. The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected term of the warrants, expected stock price volatility, and expected dividends. These estimates involve inherent uncertainties and the application of management’s judgment. Expected volatilities used in the valuation model are based on the average volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the United States Treasury yield curve in effect at the time of grant.

Advertising

The Company expenses marketing and advertising costs as incurred. During 2022 and 2021, the Company spent $630 thousand and $213 thousand, respectively, on marketing, trade show and store front expense and advertising, net of co-operative rebates.

The Company received rebates on advertising from co-operative advertising agreements with several vendors and suppliers. These rebates have been recorded as a reduction to the related advertising and marketing expense.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All our continuing operations are conducted in U.S. dollars except its subsidiary located in Israel. The records of the Israeli operations were maintained in the local currency and translated to the reporting currency as follows: assets and liabilities are converted using the balance sheet period-end date exchange rate. Expenses and income items are converted using the weighted average exchange rates for the reporting period. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2022 and December 31, 2021 were 7,576,434 and 6,082,763, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities as of December 31, 2022 and 2021, excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2022	2021
Options to purchase common stock	$2,190,583	$1,559,300
Warrants to purchase common stock	1,481,734	1,378,929
Potential shares excluded from diluted net loss per share	$3,672,317	$2,938,229

Recent Accounting Pronouncements not yet adopted

Management has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and determined that none of the pronouncements will have a material impact on the financial statements of the Company. The Company will continue to monitor the issuance of any new accounting pronouncements and assess their potential impact on the financial statements in future periods.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $38 million as of December 31, 2022
●	Accumulated deficit of $84 million as of December 31, 2022
●	Multiple years of losses from operations
●	Non compliance with certain debt covenants

These facts and others have raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented to address the Company’s conditions:

●	Outstanding warrants exist from prior offerings that could be exercised for cash depending upon the performance of our stock.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The Company received financing for the acquisition of the last 23% of shares of Dangot on March 30, 2022 (The company owns 100% of Dangot). The Company also expects that Dangot’s cashflow will be able to service the debts associated with its acquisition without the need for cash from the rest of the group.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations. Management has already cut staff by about 5% and will continue to do additional overhead cuts.
●	On March 25, 2022 management finalized an $8.5M line of credit from Western Alliance Bank. This line of credit replaced the high interest Action Capital line of Credit ($6M) and settle the ScanSource debt $2.5M.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2022 was approximately $36 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

NOTE 4 – BUSINESS ACQUISITIONS

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

The proforma unaudited revenue and earnings as if the acquisition had been included in the consolidated results of the company for the full year ending December 31, 2021 were $92.5 million in revenues and $10.8 million net loss.

Since the acquisition the amounts included in the consolidated statement of comprehensive income from Dangot Computers Ltd. for the year ended December 31, 2021, was $20.6 million in revenue and $566 thousand in net income.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2022	2021
Trade accounts receivable	$24,348	$27,129
Less allowance for doubtful accounts	(455)	(6)
Total accounts receivable (net)	$23,893	$27,123

Accounts receivable as of December 31, 2022 and 2021 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the balance of accounts receivable as of December 31, 2022, and one customer accounted for 17% of the accounts receivable balance as of December 31, 2021.

NOTE 6 – INVENTORY

Inventory consisted of the following as of December 31:

In thousands	2022	2021

Raw materials	$649	$894
Inventory in transit	2,004	-
Finished goods (less allowance)	6,073	6,061
Total inventories	$8,726	$6,955

NOTE 7 – PROPERTY AND EQUIPMENT

The following is a summary of the components of property and equipment as of December 31,:

In thousands	2022	2021
Manufacturing and lab equipment	$98	$499
Leasehold improvements	521	609
Software and computer equipment	987	1,650
Furniture and equipment	236	254
Vehicle	274	318
		-
Less: accumulated depreciation	(1,030)	(2,203)
	$1,086	$1,127

Depreciation expense for the year ended December 31, 2022 was approximately $324 thousand. Depreciation expense for the year ended December 31, 2021 was approximately $251 thousand.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

We have made acquisitions in the past that resulted in the recognition of goodwill. Based on our analysis there have been no impairment charges recorded against goodwill in 2022 and 2021. Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over the estimated useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2022 and 2021 was $1,799 million and $3.2 million, respectively.

Goodwill and Intangible assets consisted of the following as of December 31:

In thousands	2022	2021
Goodwill	$16,542	$16,453
Trade names	6,284	6,284
Customer relationships	15,729	15,729
Other intangibles	2,216	2,322
Accumulated amortization	(16,761)	(14,980)
Intangibles, net	$24,010	$25,808

The future amortization expense on the trade names, customer relationships, and other intangibles are as follows:

In thousands
Years ending December 31,
2023	$1,625
2024	952
2025	943
2026	943
2027	776
Thereafter	2,229

Total	$7,468

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2022 and 2021.

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

NOTE 10 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of December 31:

	2022	2021
In thousands
Note payable –Marin	$180	$420
Note payable –Thomet	113	263

Total notes payable	293	683
Less current portion	293	390
Long-term portion	$-	$293

For the years ended December 31, 2022 and December 31, 2021, the Company recorded interest expense in connection with these notes in the amount of $8 thousand and $10 thousand, respectively.

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of December 31, 2022, was $71 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

NOTE 11 – OTHER NOTES PAYABLE

Other notes payable consists of the following as of December 31,

In thousands	2022	2021
Note Payable - Secured Supplier Note	$-	$2,243
Notes Payable - other	11,627	7,924
Total	11,627	10,167
Less current portion	11,572	7,521
Long Term Notes Payable	$55	$2,646

Future maturities of notes payable are as follows for the years ending December 31, 2022:

In thousands

2023	$11,572
2024	55
Total	$11,627

Secured Supplier Note Payable

On July 18, 2016, the Company and the Supplier entered into a certain secured promissory note, with an effective date of July 1, 2016, in the principal amount of $12.5 million (the “Secured Promissory Note”). The USD Note accrues interest at 18% per annum and is payable in six consecutive monthly installments of principal and accrued interest in a minimum principal amount of $250 thousand each, with any remaining principal and accrued interest due and payable on December 31, 2016. This note was extended and amended multiple times and as of March 25, 2022, is paid in full.

Other Notes Payable

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totalling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

On November 28, 2021, the Company entered into another long-term loan from Leumi Bank totalling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. As of December 31, 2022, the remaining balance was NIS 342 thousand, approximately $97 thousand.

On March 27, 2022, the Company entered into another long-term loan from Leumi Bank totalling NIS 3.5 million, which at the time was approximately $1.1 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totalling NIS 3 million, which at the time was approximately $0.9 million. The note accrues interest at 6.03% per annum and is payable in 36 instalments of principal and interest over 3 years. as of December 31, 2022, the outstanding balance was NIS 2.8 million, approximately $0.8 million.

During the year ended December 31, 2021, the Company entered into five lines of credit totalling NIS 17.5 million, as of December 31, 2021, the outstanding balance was NIS 13.6 million, approximately $4.4 million. These loans were replaced in 2022.

During the year ended December 31, 2022, the Company entered into five short term loans totalling NIS 26.8 million, approximately $7.6 million. The note accrues average interest at 6.3% per annum.

As of December 31, 2022, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 12 – OTHER LIABILITIES

As of December 31, 2022 and 2021, other liabilities consisted of the following:

In thousands	2022	2021
Other vendor payable	$801	801
Dividend payable	153	1,418
Others	705	1,882
Total other liabilities	1,659	4,101
Less current portion	(1,394)	(2,683)
Total long term other liabilities	$265	$1,418

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all fulltime employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan and the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. In 2015, we were required to make a safe harbor non-elective contribution equal to 3 percent of a participant’s compensation. The plan also includes a 401(k) savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the year ending December 31, 2022 and 2021, the company has elected to match, the total expense was $122 thousand and $108 thousand.

Operating Leases

As of December 31, 2022, we had 5 Operating leases as follows:

●	Office space in Akron, Ohio, with monthly payments of $3 thousand and an incremental borrowing rate of 14.55%. As of December 31, 2022, we had 5 months remaining on the lease.

●	Office space in Salt Lake City UT with monthly payments of $24 thousand. As of December 31, 2022, the Company had 44 months remaining on the lease.

●	Dangot’s corporate offices are currently located at Yad harutzim 14 Tel-Aviv, Israel and serves as the company’s main operating location. As of December 31, 2022, we had 23 months remaining on the lease.

●	The Company lease additional office space for our finance and service department at Yad harutzim 14 Tel-Aviv, Israel. As of December 31, 2022, the Company had 12 months remaining on the lease.

●	The Company also lease office and warehouse space for our products and technical support staff in Rival Street, Tel-Aviv, Israel. As of December 31, 2022, the Company had 30 months remaining on the lease.

Other information related to our operating leases is as follows:

In thousands
ROU asset - January 1, 2021	$76
Amortization	(199)
Effective foreign exchange rates	121
Increase	3558
ROU asset - December 31, 2021	3,556
Increase	-
Effective foreign exchange rates	(256)
Amortization	(1,000)
ROU asset - December 31, 2022	$2,300

In thousands
Lease liability - January 1, 2021	$79
Increase	3,558
Effective foreign exchange rates	169

Amortization	(199)
Lease liability - December 31, 2021	3,607
Decrease	-

Effective foreign exchange rates	(261)
Amortization	(1,000)
Lease liability - December 31, 2022	$2,346

As of December 31, 2022, our operating leases had a weighted average remaining lease term of 29 months and a weighted average discount rate of 5.7%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2022:

In thousands
Year	Minimum lease payments
2023	$1,102
2024	873
2025	397
2026	176
2027	-
Total	2,548
Less interest	(202)
Present value of future minimum lease payments	2,346
Less current obligations	(942)
Long term lease obligations	$1,404

LITIGATION

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. The Company is defending the case. This case was filed in the Superior Court of the State of California, County of San Diego on October 21, 2020.

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

NOTE 14 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2022 and 2021, there were 2,000,000 Series A preferred shares authorized and zero Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2022 and 2021, there was one (1) preferred share authorized and zero preferred shares outstanding.

Series C

As of December 31, 2022 and 2021, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 544,500 and 544,500 issued and outstanding, respectively. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2022 and 2021, the accrued dividends on the Series C Preferred Stock was $153 thousand and $126 thousand, respectively.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the December 2021, shareholders’ meeting. 841,500 shares were issued to employees and consultants in 2022, and no shares were issued under the Plan in 2021.

In August 2020, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, one million (1,000,000) shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan approved by our stockholders at the September 2020, shareholders’ meeting. No shares were issued under the Plan in 2021, or 2022.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the years ending December 31, 2022 and 2021, employees purchased 7,025 ($37 thousand) shares and 2,186 ($16 thousand) shares of commons stock.

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

The valuation assumptions used to determine the fair value of each option and warrant awarded in 2022: expected stock price volatility ranged from 104.33 to 126.44%; expected term in years 3.25; and risk-free interest rate ranged from 1.76% to 4.52%.

The valuation assumptions used to determine the fair value of each warrant awarded in 2021: expected stock price volatility 151.0% expected term in years 5; and risk-free interest rate 0.41%.

No additional options were issued in 2021.

No warrants were exercised during the year ended December 31, 2022.

For warrants exercised during the year ended December 31, 2021, the difference between the fair value of the Common Stock issued and the respective exercise price was $683 thousand.

The following table summarizes information about warrants granted during the years ended December 31:

	2022		2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance, beginning of year	1,378,929	$7.40	1,366,667	$7.19
Warrants granted	112,805	6.59	171,429	7.70
Warrants expired	10,000	8.00	40,000	10.00
Warrants exercised	-		119,167	6.99

Balance, end of year	1,481,734	7.34	1,378,929	7.40

Exercisable warrants	1,424,234	$7.38	1,295,596	$6.38

Outstanding warrants as of December 31, 2022 are as follows:

	Weighted Average		Weighted		Weighted
Range of	Residual Life		Average		Average
Exercise	Span	Outstanding	Exercise	Exercisable	Exercise
Prices	(in years)	Warrants	Price	Warrants	Price

5.91	4.33	40,000	$5.91	5,000	$5.91
6.95	4.23	42,805	6.95	42,805	6.95
7.00	2.62	847,500	7.00	855,000	7.00
7.50	3.68	250,000	7.50	250,000	7.50
7.70	3.52	171,429	7.70	171,429	7.70

10.00	0.39	100,000	10.00	100,000	10.00

5.91 to 10.00	2.41	1,481,734	$7.34	1,424,234	$7.38

Warrants outstanding have the following expiry date and exercise prices as of the years ended December 31:

	Exercise
Expiry Date	Prices	2022	2021

February 27, 2022	8.00	-	10,000
May 18, 2023	10.00	50,000	50,000
October 14, 2023	10.00	50,000	50,000
October 06, 2024	7.00	847,500	847,500
September 01, 2025	7.50	83,334	83,334
June 04, 2026	7.50	83,333	83,333
July 7, 2026	7.70	171,429	171,429
December 04, 2027	7.50	83,333	83,333
March 25, 2027	6.95	42,805	-
May 1, 2027	7.00	30,000	-
May 1, 2027	5.91	40,000	-
		1,481,734	1,378,929

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

For options exercised during the year ended December 31, 2022, the difference between the fair value of the Common Stock issued and the respective exercise price was $369 thousand. As of December 31, 2022, the intrinsic value for vested stock options was $477 thousand.

For options exercised during the year ended December 31, 2021, the difference between the fair value of the Common Stock issued and the respective exercise price was $1.5 million. As of December 31, 2021, the intrinsic value for vested stock options was $6.6 million.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31,

	2022		2021
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Balance, beginning of year	1,559,300	$4.58	1,811,550	$4.32

Stock options granted	841,500	-	-	-
Stock options expired	-	-	28,750	-
Stock options cancelled, forfeited	9,000	-	-	-
Stock options exercised	201,217	-	223,500	-

Balance, end of year	2,190,583	5.00	1,559,300	4.58

Exercisable stock options	1,420,312	$4.96	1,065,133	$4.56

Stock options outstanding at the end of the year have the following expiry date and exercise prices as of December 31,

	Exercise
Expiry Date	Prices	2022	2021

February 17, 2022	1.50	-	38,017
February 17, 2022	1.80	-	76,033
February 28, 2023	5.00	20,000	20,000
March 05, 2023	2.40	242,000	247,000
July 31, 2023	5.00	127,500	127,500
October 31, 2023	4.40	10,000	54,000
November 30, 2023	5.40	120,250	131,750
November 20, 2024	10.00	125,000	125,000
April 20, 2025	4.20	10,000	10,000
March 1, 2027	5.14	648,500	-
March 1, 2027	5.65	140,000	-
May 1, 2027	5.90	30,000	-
October 31, 2027	5.98	19,000	-
September 30, 2030	4.40	318,333	350,000
September 30, 2030	4.84	380,000	380,000

		2,190,583	1,559,300

We recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31,

	2022	2021
In thousands
Stock compensation	$1,321	$951
Stock Option vesting	1,852	1,600
Total	$3,173	$2,551

NOTE 15 – RELATED PARTY TRANSACTIONS

In February 2020 we amended the consulting agreement with Mr. Carlos J. Nissensohn, a principal shareholder of the Company and a family member of a Director and Officer of the Company. The terms and condition of the contract are as follows:

●	48-month term with 90-day termination notice by the Company

●	A monthly fee of $30 thousand.

●	If we procure debt financing during the term of Mr. Nissensohn’s agreement, without any equity component, Mr. Nissensohn shall be entitled to 3% of the gross funds raised, however if we are required to pay a success fee to another external entity, then Mr. Nissensohn shall be entitled to only 2% of the gross funds raised.

●	In addition to the above, in the event of an equity financing resulting in gross proceeds of at least $3 million to us within 24 months of the date the contract, Mr. Nissensohn shall further be entitled to certain warrants to be granted by us which upon their exercise pursuant to their terms, Mr. Nissensohn shall be entitled to receive OMNIQ shares which represent 3% of the OMNIQ issued share capital immediately prior to the consummation of such investment. The warrants will carry an exercise price per warrant/share representing 100% of the closing price per share as closed in the equity financing. This section and the issue of the warrant by OMNIQ are subject to the approval of the Board of Directors of OMNIQ. However, if the Board does not approve the issuance of warrants; then Mr. Nissensohn will be entitled to a fee with the equivalent value based on a Black Scholes valuation

●	In addition to the above, Mr. Nissensohn will be entitled to a $80 thousand one-time payment which shall be paid on the 1st day that the OMNIQ shares become traded on the NASDAQ or NYSE Stock Market within 24 months of the date of the contract

●	In addition to the aforementioned, in the event that we close any M&A transaction with a third party target, Mr. Nissensohn shall be entitled to a success fee in the amount equal to 5% of the total transaction price, in any combination of cash and shares that will be determined by OMNIQ

Additional related party transactions are discussed in Note 10.

NOTE 16 – CONCENTRATION AND GEOGRAPHIC DATA

For the years ended December 31, 2022 and 2021, one customer accounted for 30% and 23%, respectively, of the Company’s revenues.

Information about Geographic Areas

Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues by geographic area for the years ended December 31,

In thousands	2022	2021
Revenues:
United States	$51,023	$53,725
Israel	42,217	21,848
Rest of the world	9,305	2,678
Total revenues	$102,545	$78,251

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

NOTE 17 – INCOME TAX

For the year ended December 31, 2022, the Company has $35 thousand of current income tax provision (US State & Local and Foreign) and $30 thousand deferred income tax expense.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2022	2021
Reserves and deferred revenue	$411	$182
163(j) Limitation	2,260	1,682
Foreign deferred tax assets	135	165
Net operating loss	8,353	7,164
Total gross deferred tax assets	11,158	9,193
Less: Valuation Allowance	(10,890)	(8,720)
Net deferred tax assets	269	473

Deferred tax liabilities
Amortization of intangible assets and depreciation	(134)	(308)
Total deferred tax liabilities	(134)	(308)

Net deferred tax assets	$135	$165

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2022	2021
Deferred tax assets	$11,025	$8,885
Valuation allowance	(10,890)	(8,720)
Total deferred tax assets	$135	$165

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $10.9 million and $8.7 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% Valuation Allowance, against its U.S. Net Deferred Tax Assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31,:

	2022	2021
Federal statutory tax rate	21.00%	21.0%
State taxes	(0.07)%	(0.03)%
Foreign income taxes	(4.45)%	(6.38)%
Change in valuation allowance	(16.13)%	(15.24)%
Return to provision adjustments	(.03)%	.079%
Other	(.76)%	(1.37)%

Effective tax rate	(.44)%	(1.23)%

The Company reported no uncertain tax liability as of December 31, 2022 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2015, 2016, 2017, 2018, 2019, 2020 and 2021 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2022, the Company had a net operating loss (NOL) carryforward of approximately $39.7 million. A portion of the NOL carryforward begins to expire in 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

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

28

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

29