Form 10-Q
period 2023-03-31
OMNIQ Corp.
filed 2023-05-15
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

(801) 242-7272

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,885,802 shares of common stock, $0.001 par value, as of April 27, 2023.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	March 31, 2023	December 31, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$3,230	$1,311
Accounts receivable, net	25,649	23,893
Inventory	8,885	8,726
Prepaid expenses	1,632	1,268
Other current assets	729	473
Total current assets	40,125	35,671

Property and equipment, net of accumulated depreciation of $1,030 and $1,030 respectively	1,361	1,086
Goodwill	16,483	16,542
Trade name, net of accumulated amortization of $6,283 and $4,458, respectively	1,670	1,826
Customer relationships, net of accumulated amortization of $11,001 and $10,762, respectively	4,604	4,967
Other intangibles, net of accumulated amortization of $2,216 and $1,541, respectively	621	675
Right of use lease asset	1,986	2,300
Other assets	1,620	1,744
Total Assets	$68,470	$64,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$58,216	$54,736
Line of credit	5,225	1,971
Accrued payroll and sales tax	2,637	2,633
Notes payable, related parties – current portion	195	293
Notes payable – current portion	10,843	11,572
Lease liability – current portion	890	942
Other current liabilities	1,733	1,394
Total current liabilities	79,739	73,541

Long term liabilities
Accrued interest and accrued liabilities, related party	72	72
Notes payable, less current portion	44	55
Lease liability	1,141	1,404
Other long-term liabilities	314	265
Total liabilities	81,310	75,337

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,884,878 and 7,714,780 shares issued and outstanding, respectively.	8	8
Additional paid-in capital	74,458	73,714
Accumulated deficit	(87,975)	(84,460)
Cumulative Translation Adjustment	668	211
Total OmniQ stockholders’ deficit	(12,840)	(10,526)

Total liabilities and deficit	$68,470	$64,811

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three months ended
	March 31,
(In thousands, except share and per share data)	2023	2022
Revenues
Total Revenues	$27,821	$26,322

Cost of goods sold
Cost of goods sold	22,099	20,194

Gross profit	5,722	6,128

Operating expenses
Research & Development	423	523
Selling, general and administrative	6,766	6,476
Depreciation	108	93
Amortization	436	445
Total operating expenses	7,733	7,537

Loss from operations	(2,011)	(1,409)

Other income (expenses):
Interest expense	(938)	(812)
Other (expenses) income	(751)	(264)
Total other expenses	(1,689)	(1,076)

Net Loss Before Income Taxes	(3,700)	(2,485)

Provision for Income Taxes
Current	193	(84)
Total Provision for Income Taxes	193	(84)

Net Loss	(3,507)	(2,569)
Net income attributable to noncontrolling interest	-	67
Net Loss attributable to OmniQ Corp	$(3,507)	$(2,636)

Net Loss	$(3,507)	$(2,569)
Foreign currency translation adjustment	457	(10)
Comprehensive loss	$(3,050)	$(2,579)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(3,507)	$(2,569)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(8)	(48)
Net income attributable to noncontrolling interest	-	67
Net loss attributable to common stockholders’ of OmniQ Corp	$(3,515)	$(2,684)
Net loss per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.45)	$(0.34)

Weighted average number of common shares outstanding - basic	7,749,870	7,511,376

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional		Non	Other Comprehensive	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Income	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Loss)	(Deficit)

Balance, December 31, 2021	544	$1	7,459	20	70,606	(70,571)	2,396	(154)	2,298
Dividend on Class C shares	-	-	-	-	-	(48)	-	-	(48)
ESPP stock issuance	-	-	2	-	8	-	-	-	8
Stock and warrants issued for services	-	-	-	-	298	-	-	-	298
Stock-based compensation – options, warrants, issuances	-	-	-	-	460	-	-	-	460
Exercise of stock options and warrants	-	-	99	-	41	-	-	-	41
Cumulative translation adjustment	-	-	-	-	-	-	(20)	(10)	(30)
Net (loss) income	-	-	-	-	-	(2,636)	67		(2,569)
Balance, March 31, 2022	544	$1	7,560	$20	$71,413	$(73,255)	$2,443	$(164)	$458
Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	-	$211	$(10,526)
Dividend on Class C shares	-	-	-	-	-	(8)	-	-	(8)
ESPP stock issuance	-	-	2	-	10	-	-	-	10
Stock and warrants issued for services	-	-	10	-	45	-	-	-	45
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	-	516
Exercise of stock options and warrants	-	-	156	-	173	-	-	-	173
Conversion of shares	(42)	-	2	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	457	457
Net loss	-	-	-	-	-	(3,507)	-	-	(3,507)
Balance, March 31, 2023	502	$1	7,884	$8	$74,458	$(87,975)	-	$668	$(12,840)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(UNAUDITED)

(In thousands)	2023	2022
Cash flows from operations
Net loss	$(3,507)		$(2,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of PP&E	-		46
Stock-based compensation	516		460
Stock and warrants issued for services	45		-
Depreciation and amortization	544		538
Amortization of ROU asset	281		222
Changes in operating assets and liabilities:
Accounts receivable	(2,228)		(2,641)
Prepaid expenses	(384)		506
Inventory	(395)		(678)
Other assets	104		(167)
Accounts payable and accrued liabilities	3,954		3,017
Accrued interest and accrued liabilities, related party	1		5
Accrued payroll and sales taxes payable	91		737
Lease liability	(282)		(220)
Deferred tax assets, net	(37)		(65)
Other liabilities	8		34
Net cash used in operating activities	(1,289)		(775)

Cash flows from investing activities
Purchase of property and equipment	(341)		(41)
Proceeds from sale of other assets	-		(23)
Net cash used in investing activities	(341)		(64)

Cash flows from financing activities
Proceeds from private placement	-
Proceeds from ESPP stock issuance	10		8
Proceeds from exercise of options and warrants	173		41
Dividends paid to non-controlling interest	-		(1,346)
Proceeds (payments) on notes/loans payable	(544)		566
Proceeds from draw on line of credit	3,361		1,699
Net cash provided by financing activities	3,000		968

Net change in cash and cash equivalents	1,370		130

Effect of foreign exchange rates on cash and cash equivalents	549		(292)

Cash and cash equivalents at beginning of period	1,311		7,085

Cash and cash equivalents at end of period	$3,230		$6,922

Non-cash activities:
Declared dividends payable	$8		$180
Warrants/stock issued for service	$-		$298
Supplemental disclosure of cash flow information:		$
Cash paid for interest	$938		$1,105

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of OMNIQ Corp, and its wholly owned subsidiaries, referred to herein as “we,” “us,” “OMNIQ,” or the “Company.” Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During three-month period ended March 31, 2023, there were no significant changes to those accounting policies.

Recent Accounting Pronouncements

In August 2020, the Financial Statement Accounting Board (the “FASB”) issued ASU 2020-06 which simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification such as the requirement that settlement in unregistered shares is permitted. In addition, the new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments, including eliminating the requirement to recognize a beneficial conversion feature if the conversion feature is in the money and does not require bifurcation as a derivative liability. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The Company adopted the new standards January 1, 2023. The adoption of this standard may allow the Company, in the future and in certain circumstances, to avoid derivative treatment of warrants and avoid beneficial conversion treatment of certain convertible preferred shares. Adoption of this standard had no effect on the Company’s financial statements.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended March 31, 2023, and 2022 were 7,749,870 and 7,511,376, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	March 31, 2023	March 31, 2022
Options to purchase common stock	1,907,583	2,188,750
Warrants to purchase common stock	1,481,734	1,411,734
Potential shares excluded from diluted net loss per share	3,389,317	3,600,484

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $39.6 million as of March 31, 2023
●	Accumulated deficit of $88 million as of March 31, 2023
●	Multiple periods of losses from operations
●	Noncompliance with certain debt covenants

These facts and others have raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented to address the Company’s conditions:

●	Outstanding warrants exist from prior offerings that could be exercised for cash depending upon the performance of our stock.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations. Management has already cut staff by about 5% and will continue to do additional overhead cuts.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of March 31, 2023 was approximately $37 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

NOTE 3 – CONCENTRATIONS

For the three-months ended March 31, 2023, and the year ended December 31, 2022, two customers accounted for 30%, respectively, of the Company’s consolidated revenues.

Accounts receivable at March 31, 2023 and December 31, 2022 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the outstanding receivables as of March 31, 2023, or December 31, 2022.

For the three months ended March 31, 2023, and the year ended December 31, 2022 two vendors made up 49% and one vendor made up 48%, respectively, of our purchases.

NOTE 4 – BUSINESS ACQUISITION

Dangot Computers Ltd

On April 1, 2022, the Company closed on its acquisition of Dangot and exercised the remaining portion of its option to purchase 23.0% of the capital stock, thereby making Dangot a fully owned subsidiary of the Company. The Company paid $3,518,000 to purchase the additional shares. The Company utilized its working capital and a combination of short- and long-term loans.

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	March 31, 2023	December 31, 2022

Raw materials	$827	$649
Inventory in transit	2,062	2,004
Finished goods (less allowance)	5,996	6,073
Total inventories	$8,885	$8,726

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us with working capital.

On March 25, 2022, we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish the sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Pursuant to the BFA, the outstanding principal amount of advances made by BridgeBank at any time shall not exceed $8.5 million. BridgeBank reserves and withholds to 15% of the face amount of each account purchased in a reserve account.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

In thousands	March 31, 2023	December 31, 2022
Note payable –Marin	$120	$180
Note payable –Thomet	75	113
Total notes payable	195	293
Less current portion	195	293
Long-term portion	$-	$-

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of March 31, 2023, was $72 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

NOTE 8 – OTHER NOTES PAYABLE

(In thousands)	March 31, 2023	December 31, 2022
Note payable other	10,887	11,627
Total	10,887	11,627
Less current portion	10,843	11,572
Long term notes payable	$44	$55

Notes Payable Other

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

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. As of March 31, 2023, the remaining balance was NIS 292 thousand, approximately $81 thousand.

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

As of March 31, 2023, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 9 – OTHER LIABILITIES

(In thousands)	March 31, 2023	December 31, 2022
Other vendor payable	$803	$801
Dividend payable	159	153
Others	1,085	705
Total other liabilities	2,047	1,659
Less Current Portion	(1,733)	(1,394)
Total long term other liabilities	$314	$265

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2023, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2023, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2023, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of March 31, 2023, the accrued dividends on the Series C Preferred Stock was $159 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Company’s Equity Incentive Plan. No options were issued in the three months ended March 31, 2023.

For the three months ending March 31, 2023, 210,000 in stock options were exercised in exchange for 155,508 shares of OMNIQ common stock. No warrants were exercised.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the three months ending March 31, 2023, employees purchased 2,340 shares or $10 thousand of common stock.

On August 10, 2022, our Board of Directors approved issuing 10,000 shares as part of an employment agreement. Shares were issued January 3, 2023, and valued at $45 thousand.

NOTE 11 – LITIGATION

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

NOTE 12 – SUBSEQUENT EVENTS

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the three months ended March 31, 2023, were $27.8 million, an increase of approximately $1.5 million, or 5.7%, over the three months ended March 31, 2022.

The loss from operations for the three months ended March 31, 2023, was $2 million, an increase of $602 thousand compared with the loss in the three months ended March 31, 2022, of $1.4 million. Basic loss per share from continuing operations for the three months ended March 31, 2023, was ($0.45) versus ($0.34) per share for the same period in 2022. Comprehensive loss for the three months ended March 31, 2023 and 2022 was $3.1 million and $2.6 million respectively, the only component to comprehensive loss besides net loss is foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, the Company had cash in the amount of $3.2 million and a working capital deficit of $39.6 million, compared to cash in the amount of $1.3 million, and a working capital deficit of $38 million as of December 31, 2022. The Company had stockholders’ deficit attributable to OmniQ stockholders of $12.8 million and $10.5 million as of March 31, 2023, and December 31, 2022, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $88 million and $84.4 million as of March 31, 2023, and December 31, 2022.

The Company’s operations used net cash of $1.3 million and $775 thousand in the three months ended March 31, 2023, and 2022, respectively. The increase in cash used in operations of $514 thousand is due to the increase in revenue.

The Company’s cash used in investing activities was $341 thousand for the three months ended March 31, 2023, compared to cash used in investing activities of $64 thousand for the three months ended March 31, 2022.

The Company’s financing activities provided $3 million of cash during the three months ended March 31, 2023, and provided $968 thousand during the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company made payments of $544 thousand on its notes payable, including its Supplier Secured Promissory note and related party notes payable, compared to the net proceeds from the three months ended March 31, 2022, of $566 thousand on its notes payable, including its Supplier Secured Promissory note and related party notes payable. Additionally, the Company borrowed $3.4 million on the Company’s line of credit during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, when $1.7 million was borrowed on the Company’s line of credit.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended March 31,		Variation
In thousands	2023	2022	$	%
Revenue	$27,821	$26,322	$1,499	5.69%
Cost of Goods sold	22,099	20,194	1,905	9.43%
Gross Profit	5,722	6,128	(406)	(6.63%)
Operating Expenses	7,733	7,537	196	2.60%
Loss from operations	(2,011)	(1,409)	(602)	42.73%
Net loss	(3,507)	(2,569)	(938)	36.51%
Net Loss per common Share from continuing operations	$(0.45)	$(0.34)	$(0.11)	32.35%

Revenues

For the three months ended March 31, 2023, and 2022, the Company generated net revenues in the amount of $27.8 million and $26.3 million, respectively. The increase between the three-month periods was attributable to the additional sales channels.

Cost of Goods Sold

For the three months ended March 31, 2023, and 2022, the Company recognized a total of $22 million and $20.2 million, respectively, of cost of goods sold. For the three months ended March 31, 2023, and 2022, cost of goods sold were 79% and 77% of net revenues, respectively.

Operating expenses

Total operating expenses for the three months ended March 31, 2023, and 2022 recognized was $7.7 million and $7.5 million, respectively, representing a 2.6% increase. The increase in operating expenses was due primarily to the increase in revenue.

Research and Development – Research and development expenses for the three months ended March 31, 2023, and 2022 totaled $423 thousand and $523 thousand, respectively, representing a 19% decrease. The decreases are primarily attributed to the maturity of the development of solutions offered for our AI proprietary products.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended March 31, 2023, and 2022 totaled $6.8 million and $6.5 million, respectively, representing a 4.5% increase. The increase was due primarily to the increase in revenue.

Depreciation – Depreciation expenses for the three months ended March 31, 2023, and 2022 totaled $108 thousand and $93 thousand, respectively, representing a 16% increase. The increase is directly related to the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended March 31, 2023, and 2022 totaled $436 thousand and $445 thousand, respectively. The decrease is due to diminishing life of intangibles.

Other income and expenses

Interest Expense – Interest expense for the three months ended March 31, 2023, totaled $938 thousand, as compared to $812 thousand for the three months ended March 31, 2022. The increase is primarily attributable to additional lines of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of March 31, 2023, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and our Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During 2021, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2023.

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

ITEM 5. OTHER INFORMATION.

None.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We have filed with the Securities and Exchange Commission this Form 10-Q, including exhibits. You may read and copy all or any portion of the registration statement or any reports, statements, or other information in the files at SEC’s Public Reference Room located at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.

You can request copies of these documents upon payment of a duplicating fee by writing to the Commission. You may call the Commission at 1-800-SEC-0330 for further information on the operation of its public reference room. Our filings, including the registration statement, will also be available to you on the website maintained by the Commission at http://www.sec.gov.

We intend to furnish our stockholders with annual reports which will be filed electronically with the SEC containing consolidated financial statements audited by our independent auditors, and to make available to our stockholder’s quarterly reports for the first three quarters of each year containing unaudited interim consolidated financial statements.

Our website is located at http://www.omniq.com. The Company’s website and the information contained on that site, or connected to that site, is not part of or incorporated by reference into this filing.

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

Date: May 15, 2023

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

