Form 10-Q
period 2023-06-30
OMNIQ Corp.
filed 2023-08-14
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,890,837 shares of common stock, $0.001 par value, as of July 27, 2023.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	As of
	June 30, 2023	December 31, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$1,998	$1,311
Accounts receivable, net	18,283	23,893
Inventory	6,685	8,726
Prepaid expenses	1,261	1,268
Other current assets	371	473
Total current assets	28,598	35,671

Property and equipment, net of accumulated depreciation of $1,069 and $1,030 respectively	1,373	1,086
Goodwill	16,432	16,542
Trade name, net of accumulated amortization of $4,669 and $4,458, respectively	1,522	1,826
Customer relationships, net of accumulated amortization of $11,241 and $10,762, respectively	4,261	4,967
Other intangibles, net of accumulated amortization of $1,569 and $1,541, respectively	577	675
Right of use lease asset	1,800	2,300
Other assets	1,202	1,744
Total Assets	$55,765	$64,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$52,859	$54,736
Line of credit	2,990	1,971
Accrued payroll and sales tax	1,699	2,633
Notes payable, related parties – current portion	97	293
Notes payable – current portion	8,941	11,572
Lease liability – current portion	829	942
Other current liabilities	1,431	1,394
Total current liabilities	68,846	73,541

Long term liabilities
Accrued interest and accrued liabilities, related party	73	72
Notes payable, less current portion	1,570	55
Lease liability	1,010	1,404
Other long term liabilities	178	265
Total liabilities	71,677	75,337

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 and 544,500 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,890,198 and 7,714,780 shares issued and outstanding, respectively.	8	8
Additional paid-in capital	75,000	73,714
Accumulated deficit	(91,849)	(84,460)
Cumulative Translation Adjustment	928	211
Total OmniQ stockholders’ deficit	(15,912)	(10,526)

Total liabilities and deficit	$55,765	$64,811

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the Six months
	ending June 30,		ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues
Total Revenues	$20,446	$24,209	$48,268	$50,531

Cost of goods sold
Cost of goods sold	16,560	18,222	38,659	38,417

Gross profit	3,886	5,987	9,609	12,114

Operating expenses
Research & Development	559	468	982	990
Selling, general and administrative	5,315	7,072	12,082	13,547
Depreciation	96	58	204	151
Amortization	422	406	858	851
Total operating expenses	6,392	8,004	14,126	15,539

Loss from operations	(2,506)	(2,017)	(4,517)	(3,425)

Other income (expenses):
Interest expense	(740)	(878)	(1,678)	(1,689)
Other (expenses) income	(721)	(389)	(1,472)	(653)
Total other expenses	(1,461)	(1,267)	(3,150)	(2,342)
Net Loss Before Income Taxes	(3,967)	(3,284)	(7,667)	(5,767)
Provision for Income Taxes
Current	101	98	294	14
Total Provision for Income Taxes	101	98	294	14

Net Loss	$(3,866)	$(3,186)	$(7,373)	$(5,753)
Net income attributable to noncontrolling interest	-	-	-	67
Net Loss attributable to OmniQ Corp	$(3,866)	$(3,186)	$(7,373)	$(5,820)

Net Loss	$(3,866)	$(3,186)	$(7,373)	$(5,753)
Foreign currency translation adjustment	260	241	717	77
Comprehensive loss	$(3,606)	$(2,945)	$(6,656)	$(5,676)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(3,866)	$(3,186)	$(7,373)	$(5,753)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(8)	(141)	(16)	(189)
Net income attributable to noncontrolling interest	-	-	-	67
Net loss attributable to common stockholders’ of OmniQ Corp	$(3,874)	$(3,327)	$(7,389)	$(6,009)
Net (loss) per share - basic attributable to common stockerholders’ of OmniQ Corp	$(0.49)	$(0.44)	$(0.95)	$(0.79)

Weighted average number of common shares outstanding - basic	7,887,283	7,579,795	7,777,665	7,545,190

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional		Non	Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	(Deficit)

Balance, December 31, 2021	544	1	7,459	20	70,606	(70,571)	2,396	(154)	2,298
Dividend on Class C Shares	-	-	-	-	-	(48)	-	-	(48)
ESPP Stock Issuance	-	-	2	-	8	-	-	-	8
Stock and Warrant issued for services	-	-	-	-	298	-	-	-	298
Stock-based compensation – options, warrants, issuances	-	-	-	-	460	-	-	-	460
Exercise of stock options and warrants	-	-	99	-	41	-	-	-	41
Cumulative Translation Adjustment	-	-	-	-	-	-	(20)	(10)	(30)
Net (loss) income	-	-	-	-	-	(2,636)	67	-	(2,569)
Balance, March 31, 2022	544	$1	7,560	$20	$71,413	$(73,255)	$2,443	$(164)	$458
Dividends	-		-	-	-	(141)	-	-	(141)
ESPP Stock Issuance	-	-	1	-	10	-	-	-	10
Noncontrolling interests - distributions and other	-	-	-	-	(668)	-	(2,443)	-	(3,111)
Exercise of stock options and warrants	-	-	18	-	87	-	-	-	87
Stock-based compensation – options, warrants, issuances	-	-	-	-	743	-	-	-	743
Cumulative Translation Adjustment	-	-	-	-	-	-		241	241
Net (loss) income	-	-	-	-	-	(3,186)	-	-	(3,186)
Balance, June 30, 2022	544	$1	7,579	$20	$71,585	$(76,582)	$-	$77	$(4,899)

Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	-	$211	$(10,526)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	-	(8)
ESPP Stock Issuance	-	-	2	-	10	-	-	-	10
Stock and Warrant issued for services	-	-	10	-	45	-	-	-	45
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	-	516
Exercise of stock options and warrants	-	-	156	-	173	-	-	-	173
Conversion of shares	(42)	-	2	-	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	-	457	457
Net (loss) income	-	-	-	-	-	(3,507)	-	-	(3,507)
Balance, March 31, 2023	502	$1	$7,884	$8	$74,458	$(87,975)	-	$668	$(12,840)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	-	(8)
ESPP Stock Issuance	-	-	2	-	8	-	-	-	8
Exercise of stock options and warrants	-	-	4	-	18	-	-	-	18
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	-	516
Cumulative Translation Adjustment	-	-	-	-	-	-	-	260	260
Net (loss) income	-	-	-	-	-	(3,866)	-	-	(3,866)
Balance, June 30, 2023	502	$1	7,890	$8	$75,000	$(91,849)	-	$928	$(15,912)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the six months ended June 30,

(UNAUDITED)

(In thousands)	2023	2022
Cash flows from operations
Net loss	$(7,373)	$(5,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of PP&E	-	46
Stock-based compensation	1,032	1,203
Stock and warrant issued for services	45	-
Depreciation and amortization	1,062	1,002
Amortization of ROU asset	443	445
Changes in operating assets and liabilities:
Accounts receivable	4,835	262
Prepaid expenses	(27)	(99)
Inventory	1,693	(2,636)
Other assets	406	87
Accounts payable and accrued liabilities	(1,422)	7,293
Accrued interest and accrued liabilities, related party	1	6
Accrued payroll and sales taxes payable	(973)	578
Lease liability	(450)	(442)
Deferred tax assets, net	21	(105)
Other liabilities	(60)	(350)
Net cash provided by (used in) operating activities	(767)	1,537

Cash flows from investing activities
Payment for additional ownership in subsidiary	-	(3,518)
Purchase of property and equipment	409	(80)
Proceeds from sale of other assets	163	(171)
Net cash provided by (used in) investing activities	572	(3,769)

Cash flows from financing activities
Proceeds from ESPP stock issuance	18	18
Proceeds from exercise of options and warrants	191	128
Dividends paid to non-controlling interest	-	(1,448)
Payments on notes/loans payable	(673)	(2,591)
Proceeds from the issuance of notes/loans payable	-	3,183
Proceeds from draw on line of credit	1,147	(1,290)
Net cash (used in) provided by financing activities	683	(2,000)

Net change in cash and cash equivalents	488	(4,232)

Effect of foreign exchange rates on cash and cash equivalents	199	64
	-
Cash and cash equivalents at beginning of period	1,311	7,085

Cash and cash equivalents at end of period	$1,998	$2,917

Non-cash activities:
Stock issued for services	$-	$298
Declared dividends payable	$16	$16
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,678	$1,689

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

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During six-month period ended June 30, 2023, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the six-months ended June 30, 2023, and 2022 were 7,777,665 and 7,545,190, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	June 30, 2023	June 30, 2022
Options to purchase common stock	1,756,157	2,193,750
Warrants to purchase common stock	1,431,734	1,441,734
Potential shares excluded from diluted net loss per share	3,187,891	3,635,484

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $40 million as of June 30, 2023
●	Accumulated deficit of $92 million as of June 30, 2023
●	Multiple periods of losses from operations
●	Noncompliance with certain debt covenants

These facts and others have raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented to address the Company’s conditions:

●	Outstanding warrants exist from prior offerings that could be exercised for cash depending upon the performance of our stock.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations. Management has already cut staff by about 5% and will continue to do additional overhead cuts.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of June 30, 2023 was approximately $37 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.

NOTE 3 – CONCENTRATIONS

For the six-months ended June 30, 2023 and the year ended December 31, 2022, two customers accounted for 19% and one customer accounted for 30%, respectively, of the Company’s consolidated revenues.

Accounts receivable at June 30, 2023 and December 31, 2022 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the outstanding receivables as of June 30, 2023, or December 31, 2022.

For the six months ended June 30, 2023 and the year ended December 31, 2022 one vendor made up 42% and 48%, respectively, of our purchases.

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

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	June 30, 2023	December 31, 2022

Raw materials	$622	$649
Inventory in transit	616	2,004
Finished goods (less allowance)	5,447	6,073
Total inventories	$6,685	$8,726

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	June 30, 2023	December 31, 2022
In thousands
Note payable –Marin	$60	$180
Note payable –Thomet	37	113
Total notes payable	97	293
Less current portion	(97)	(293)
Long-term portion	$-	$-

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of June 30, 2023, was $70 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

NOTE 8 – NOTES PAYABLE

(In thousands)	June 30, 2023	December 31, 2022
Note payable other	10,511	11,627
Total	10,511	11,627
Less current portion	8,941	11,572
Long term notes payable	$1,570	$55

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

As of June 30, 2023, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 9 – OTHER LIABILITIES

(In thousands)	June 30, 2023	December 31, 2022
Other vendor payable	$803	$801
Dividend payable	166	153
Others	640	705
Total other liabilities	1,609	1,659
Less Current Portion	(1,431)	(1,394)
Total long term other liabilities	$178	$265

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of June 30, 2023, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of June 30, 2023, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of June 30, 2023, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of June 30, 2023, the accrued dividends on the Series C Preferred Stock were $166 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Company’s Equity Incentive Plan. No options were issued in the six months ended June 30, 2023.

For the six months ending June 30, 2023, 235,426 in stock options were exercised in exchange for 158,934 shares of OMNIQ common stock. No warrants were exercised.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the six months ending June 30, 2023, employees purchased 4,234 shares or $18 thousand of common stock.

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

NOTE 12 – SUBSEQUENT EVENTS

On July 6, 2023, OmniQ Corp. (the “Company”) entered into a Share and Rights Purchase Agreement (the Agreement”) with Afcon Holdings Ltd., (“Afcon”), a company organized under the laws of the State of Israel, and Ateka Ltd. (“Ateka”), a company organized under the laws of the State of Israel (Afcon and Ateka, jointly and severally, shall be referred to together as the “Sellers”) (OminQ and its newly formed wholly owned subsidiary which shall be alternatively referred to together as the “Company” or the “Purchaser”), and Tadiran Telecom Communication Services in Israel Ltd. (“TBSI”), a company organized under the laws of the State of Israel, Tadiran Telecom Communication Services in Israel L.P. (“TBSI LP”), a limited partnership organized under the laws of the State of Israel, Tadiran Telecom Technologies (2011) Ltd. (“TTT”), a company organized under the laws of the State of Israel, Tadiran Telecom (TTL) L.P. (“TTL LP”) a limited partnership organized under the laws of the State of Israel (TBSI, TBSI LP, TTT and TTL LP shall be referred together as “TT”).

Afcon owns 100% of the shares of TBSI and 99% of the partnership equity rights in TBSI LP (the remaining 1% being held by TBSI), and Ateka owns 100% of the shares of TTT, and 99% of the partnership equity rights in TTL LP (the remaining 1% being held by TTT) (collectively the “Purchased Equity”). The Agreement provides that the Purchaser will acquire from the Sellers, the Purchased Equity in exchange for total consideration of $15.25 million (the “Purchase Price”) to be paid as follows: (i) $12,500,000 in cash and (ii) shares of the Company’s common stock having a value of $2.75 million based on market prices at closing. It is expected that, as part of the consideration, OmniQ will arrange a loan to TT in the approximate amount of $6.1 million that will repay all debts of TT to the Sellers. This $6.1 million debt repayment is part of the $12,500,00 cash portion of the Purchase Price. The Sellers are also eligible to earn an additional $750,000 of shares of OmniQ common stock if TT’s EBITA is positive in 24 months from closing.

The closing of the Agreement is subject to certain closing conditions including but not limited to obtaining approval from the Israeli Competition (Antitrust) Commission, all necessary union approvals, certain third-party consents, and the compliance with certain cash and working capital requirements.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the six months ended June 30, 2023, were $48 million, a decrease of approximately $2.3 million, or 4.5%, over the six months ended June 30, 2022.

The loss from operations for the six months ended June 30, 2023, was $4.5 million, an increase of $1.1 million compared with the loss in the six months ended June 30, 2022, of $3.4 million. Basic loss per share from continuing operations for the six months ended June 30, 2023, was ($.95) versus ($.79) per share for the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, the Company had cash in the amount of $2 million and a working capital deficit of $40 million, compared to cash in the amount of $1.3 million, and a working capital deficit of $40 million as of December 31, 2022. The Company had stockholders’ deficit attributable to OmniQ stockholders of $15.9 million and $10.5 million as of June 30, 2023, and December 31, 2022, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $91.8 million and $84.4 million as of June 30, 2023, and December 31, 2022.

The Company’s operations used net cash of $767 and cash provided of $1.5 million in the six months ended June 30, 2023, and 2022, respectively. The decrease in cash provided by operations of $2,303 thousand is due to the decrease in revenue and paying down accounts payable.

The Company’s cash provided from investing activities was $572 thousand for the six months ended June 30, 2023, compared to cash used in investing activities of $3.8 million for the six months ended June 30, 2022.

The Company’s financing activities provided $683 thousand of cash during the six months ended June 30, 2023, and used $2 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company made payments of $673 thousand on its notes payable, including its related party notes payable, compared to the payments of $2.6 million for the six months ended June 30, 2022. Additionally, the Company borrowed $1.1 million on the Company’s line of credit during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, when $1.3 million was paid on the Company’s line of credit.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended June 30,		Variation
In thousands	2023	2022	$	%
Revenue	$20,446	$24,209	$(3,763)	(15.54)%
Cost of Goods sold	16,560	18,222	(1,662)	(9.12)%
Gross Profit	3,886	5,987	(2,101)	(35.09)%
Operating Expenses	6,392	8,004	(1,612)	(20.14)%
Loss from operations	(2,506)	(2,017)	(489)	24.24%
Net loss	$(3,866)	$(3,186)	$(680)	21.34%
Net Loss per common Share from continuing operations	$(0.49)	$(0.44)	$(0.05)	11.36%

Revenues

For the three months ended June 30, 2023 and 2022, the Company generated net revenues in the amount of $20 million and $24 million, respectively. The decrease between the three-month periods was attributable to the decrease in demand and limitations in the supply chain.

Cost of Goods Sold

For the three months ended June 30, 2023 and 2022, the Company recognized a total of $16.6 million and $18.2 million, respectively, of cost of goods sold. For the three months ended June 30, 2023 and 2022, cost of goods sold were 81% and 75% of net revenues, respectively.

Operating expenses

Total operating expense for the three months ended June 30, 2023 and 2022 recognized was $6.4 million and $8 million, respectively, representing a 20% decrease. The decreases are related to the cost reduction plan put in place by management.

Research and Development – Research and development expenses for the three months ended June 30, 2023 and 2022 totaled $559 thousand and $468 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 totaled $5.3 million and $7 million, respectively, representing a 25% decrease. The decreases are related to the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the three months ended June 30, 2023 and 2022 totaled $96 thousand and $58 thousand, respectively, representing a 66% increase. The increase is attributable to the addition of fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended June 30, 2023 and 2022 totaled $422 thousand and $406 thousand, respectively.

Other income and expenses

Interest Expense – Interest expense for the three months ended June 30, 2023 totaled $740 thousand, as compared to $878 thousand for the three months ended June 30, 2022. The decrease is primarily attributable to a reduction in debt.

	Six months ended June 30,		Variation
In thousands	2023	2022	$	%
Revenue	$48,268	$50,531	$(2,263)	(4.48)%
Cost of Goods sold	38,659	38,417	242	0.63%
Gross Profit	9,609	12,114	(2,505)	(20.68)%
Operating Expenses	14,126	15,539	(1,413)	(9.09)%
Loss from operations	(4,517)	(3,425)	(1,092)	31.90%
Net loss	$(7,373)	$(5,753)	$(1,620)	28.16%
Net Loss per common Share from continuing operations	$(0.95)	$(0.79)	$(0.16)	20.00%

Revenues

For the six months ended June 30, 2023 and 2022, the Company generated net revenues in the amount of $48.3 million and $50.5 million, respectively. The decrease between the six-month periods was attributable to the decrease in demand and limitations in the supply chain

Cost of Goods Sold

For the six months ended June 30, 2023 and 2022, the Company recognized a total of $38.7 million and $38.4 million, respectively, of cost of goods sold. For the six months ended June 30, 2023 and 2022, cost of goods sold were 80% and 76% of net revenues, respectively.

Operating expenses

Total operating expense for the six months ended June 30, 2023 and 2022 recognized was $14.1 million and $15.5 million, respectively, representing a 9% decrease. The decreases are related to the cost reduction plan put in place by management.

Research and Development – Research and development expenses for the six months ended June 30, 2023 and 2022 totaled $982 thousand and $990 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 totaled $12.1 million and $13.5 million, respectively, representing a 10% decrease. The decreases are related to the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the six months ended June 30, 2023, and 2022 totaled $204 thousand and $151 thousand, respectively, representing a 35% increase. The increase is directly increased by the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the six months ended June 30, 2023, and 2022 totaled $858 thousand and $851 thousand, respectively.

Other income and expenses

Interest Expense – Interest expense for the six months ended June 30, 2023 totaled $1.7 million, as compared to $1.7 million for the six months ended June 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of June 30, 2023, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2022, we identified material weaknesses in our internal control over financial reporting, which were disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have been implementing additional internal control procedures in order to address the material weaknesses identified in our annual report on Form 10-K filed with the SEC on March 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 8, 2023, Andrew MacMillan, a director of the Company passed away unexpectedly. The Company has named Independent Director, Guy Elhani to replace Mr. MacMillan as a member of the Audit Committee and Compensation Committee.

On August 9, 2023, the Company received a deficiency letter from the Nasdaq Stock Market advising them that based on the Company’s Market Value of Listed Securities (“MLVS”) for the last 32 consecutive business days, the Company no longer meets the $35 million standard. The Company has 180 calendar days to regain compliance. If at anytime during this 180 day compliance period, the Company’s MLVS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide you written notice of compliance and the matter will be closed. In the event that the Company does not regain compliance with the Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At such time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company intends to put together a plan to achieve compliance.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

10.1	Share and Rights Purchase Agreement dated July 6, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

