Form 10-Q
period 2023-09-30
OMNIQ Corp.
filed 2023-11-13
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,669,489 shares of common stock, $0.001 par value, as of October 24, 2023.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$408	$1,311
Accounts receivable, net	18,472	23,893
Inventory	6,044	8,726
Prepaid expenses	787	1,268
Other current assets	33	473
Total current assets	25,744	35,671

Property and equipment, net of accumulated depreciation of $1,084 and $1,030 respectively	1,263	1,086
Goodwill	16,363	16,542
Trade name, net of accumulated amortization of $4,768 and $4,458, respectively	1,364	1,826
Customer relationships, net of accumulated amortization of $11,161 and $10,762, respectively	3,898	4,967
Other intangibles, net of accumulated amortization of $1,569 and $1,541, respectively	532	675
Right of use lease asset	2,490	2,300
Other assets	1,399	1,744
Total Assets	53,053	64,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$53,406	$54,736
Line of credit	2,660	1,971
Accrued payroll and sales tax	1,653	2,633
Notes payable, related parties – current portion	-	293
Notes payable – current portion	8,828	11,572
Lease liability – current portion	1,007	942
Other current liabilities	1,390	1,394
Total current liabilities	68,944	73,541

Long term liabilities
Notes payable, related party, less current portion	-	-
Accrued interest and accrued liabilities, related party	73	72
Notes payable, less current portion	1,427	55
Lease liability	1,519	1,404
Other long term liabilities	282	265
Total liabilities	72,245	75,337

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and 544,500 outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 7,893,067 and 7,714,780 shares issued and outstanding, respectively.	8	8
Additional paid-in capital	75,523	73,714
Accumulated (deficit)	(96,162)	(84,460)
Cumulative Translation Adjustment	1,438	211
Total OmniQ stockholders’ equity (deficit)	(19,192)	(10,526)

Total liabilities and equity (deficit)	$53,053	$64,811

The accompanying unaudited notes should be read on conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ending		For the Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues
Total Revenues	$17,480	$27,008	$65,748	$77,539

Cost of goods sold
Cost of goods sold	13,471	21,032	52,131	59,449

Gross profit	4,009	5,976	13,617	18,090

Operating expenses
Research & Development	482	445	1,464	1,436
Selling, general and administrative	5,585	7,624	17,667	21,173
Depreciation	146	91	349	241
Amortization	418	474	1,276	1,326
Total operating expenses	6,631	8,634	20,756	24,176

Loss from operations	(2,622)	(2,658)	(7,139)	(6,086)

Other income (expenses):
Interest expense	(898)	(880)	(2,575)	(2,569)
Other (expenses) income	(1,000)	(217)	(2,473)	(870)
Total other expenses	(1,898)	(1,097)	(5,048)	(3,439)
Net Loss Before Income Taxes	(4,520)	(3,755)	(12,187)	(9,525)
Provision for Income Taxes
Current	215	(55)	509	(41)
Total Provision for Income Taxes	215	(55)	509	(41)

Net Loss	$(4,305)	$(3,810)	$(11,678)	$(9,566)
Net income attributable to noncontrolling interest	-	-	-	67
Net Loss attributable to OmniQ Corp	$(4,305)	$(3,810)	$(11,678)	$(9,633)

Net Loss	$(4,305)	$(3,810)	$(11,678)	$(9,566)
Foreign currency translation adjustment	510	241	1,227	260
Comprehensive loss	(3,795)	(3,569)	(10,451)	(9,306)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(4,305)	(3,810)	(11,678)	(9,566)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(8)	(149)	(24)	(197)
Net income attributable to noncontrolling interest	-	-	-	-
Net loss attributable to common stockholders’ of OmniQ Corp	(4,313)	(3,959)	(11,702)	(9,763)
Net (loss) per share - basic attributable to common stockerholders’ of OmniQ Corp	$(0.55)	$(0.52)	$(1.50)	$(1.29)

Weighted average number of common shares outstanding – basic	7,891,444	7,578,351	7,788,262	7,545,190

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional		Non	Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	(Deficit)

Balance, December 31, 2021	544	$1	7,459	20	70,606	(70,571)	2,396	(154)	2,298
Dividend on Class C Shares	-	-	-	-	-	(48)	-	-	(48)
ESPP Stock Issuance	-	-	2	-	8	-	-	-	8
Stock and Warrant issued for services	-	-	-	-	298	-	-	-	298
Stock-based compensation – options, warrants, issuances	-	-	-	-	460	-	-	-	460
Exercise of stock options and warrants	-	-	99	-	41	-	-	-	41
Cumulative Translation Adjustment	-	-	-	-	-	-	(20)	(10)	(30)
Net (loss) income	-	-	-	-	-	(2,636)	67	-	(2,569)
Balance, March 31, 2022	544	$1	7,560	$20	$71,413	$(73,255)	$2,443	$(164)	$458
Dividends	-	-	-	-	-	(141)	-	-	(141)
ESPP Stock Issuance	-	-	1	-	10	-	-	-	10
Noncontrolling interests - distributions and other	-	-	-	-	(668)	-	(2,443)	-	(3,111)
Exercise of stock options and warrants	-	-	18	-	87	-	-	-	87
Stock-based compensation – options, warrants, issuances	-	-	-	-	743	-	-	-	743
Cumulative Translation Adjustment	-	-	-	-	-	-		241	241
Net (loss) income	-	-	-	-	-	(3,186)	-	-	(3,186)
Balance, June 30, 2022	544	$1	7,579	$20	$71,585	$(76,582)	$-	$77	$(4,899)

Dividends	-	-	-	-	-	(8)	-	-	(8)
ESPP Stock Issuance	-	-	2	-	8	-	-	-	8
Other	-	-	-	(12)	13	(1)	-	-	-
Exercise of stock options and warrants	-	-	11	-	19	-	-	-	19
Stock-based compensation – options, warrants, issuances	-	-	-	-	834	-	-	-	834
Stock and warrant issued for services	-	-	20	-	109	-	-	-	109
Cumulative Translation Adjustment	-	-	-	-	-	-		183	183
Net (loss) income	-	-	-	-	-	(3,810)	-	-	(3,810)
Balance, September 30, 2022	544	$1	7,612	$8	$72,568	$(80,401)	$-	$260	$(7,564)

Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	-	$211	$(10,526)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	-	(8)
ESPP Stock Issuance	-	-	2	-	10	-	-	-	10
Stock and Warrant issued for services	-	-	10	-	45	-	-	-	45
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	-	516
Exercise of stock options and warrants	-	-	156	-	173	-	-	-	173
Conversion of shares	(42)	-	2	-	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	-	457	457
Net (loss) income	-	-	-	-	-	(3,507)	-	-	(3,507)
Balance, March 31, 2023	502	$1	7,884	$8	$74,458	$(87,975)	$-	$668	$(12,840)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	-	(8)
ESPP Stock Issuance	-	-	2	-	8	-	-	-	8
Exercise of stock options and warrants	-	-	4	-	18	-	-	-	18
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	-	516
Cumulative Translation Adjustment	-	-	-	-	-	-	-	260	260
Net (loss) income	-	-	-	-	-	(3,866)	-	-	(3,866)
Balance, June 30, 2023	502	$1	7,890	$8	$75,000	$(91,849)	$-	$928	$(15,912)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	-	(8)
ESPP Stock Issuance	-	-	3	-	7	-	-	-	7
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	-	516
Cumulative Translation Adjustment	-	-	-	-	-	-	-	510	510
Net (loss) income	-	-	-	-	-	(4,305)	-	-	(4,305)
Balance, September 30, 2023	502	$1	7,893	$8	$75,523	$(96,162)	$-	$1,438	$(19,192)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the nine months ended September 30,

(In thousands)	2023	2022
Cash flows from operations
Net loss	$(11,678)		$(9,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of PP&E	-		46
Stock-based compensation	1,548		2,817
Stock and warrant issued for services	45		-
Depreciation and amortization	1,625		1,567
Amortization of ROU asset	838		695
Changes in operating assets and liabilities:
Accounts receivable	4,097		(1,311)
Prepaid expenses	446		(502)
Inventory	2,158		(1,847)
Other assets	537		168
Accounts payable and accrued liabilities	(469)		6,951
Accrued interest and accrued liabilities, related party	1		7
Accrued payroll and sales taxes payable	(882)		404
Lease liability	(847)		(693)
Deferred tax assets, net	4		(107)
Other liabilities	(74)		(630)
Net cash provided by (used in) operating activities	(2,651)		(2,001)

Cash flows from investing activities
Payment for additional ownership in subsidiary	-		(3,518)
Purchase of property and equipment	457		(230)
Proceeds from sale of other assets	141		(175)
Net cash provided by (used in) investing activities	598		(3,923)

Cash flows from financing activities
Proceeds from ESPP stock issuance	25		27
Proceeds from exercise of options and warrants	191		147
Dividends paid to non-controlling interest	-		(1,448)
Payments on notes/loans payable	(1,082)		(3,092)
Proceeds from the issuance of notes/loans payable	393		4,822
Proceeds from draw on line of credit	796		1,879
Net cash (used in) provided by financing activities	323		2,335

Net change in cash and cash equivalents	(1,730)		(3,589)

Effect of foreign exchange rates on cash and cash equivalents	827		295
	-
Cash and cash equivalents at beginning of period	1,311		7,085

Cash and cash equivalents at end of period	$408		$3,791

Non-cash activities:
Stock issued for services	$-		$298
Declared dividends payable	$24		$24
Right of use asset acquired in exchange for lease liability	$120	$
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,592		$2,569
Cash paid for income taxes	$-		$66

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

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. During nine-month period ended September 30, 2023, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine-months ended September 30, 2023, and 2022 were 7,788,262 and 7,545,190, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	September 30, 2023	September 30, 2022
Options to purchase common stock	1,601,657	2,173,583
Warrants to purchase common stock	1,431,734	1,481,734
Potential shares excluded from diluted net loss per share	3,033,391	3,655,317

Contract Balances

We recognize revenue once the product has been shipped. For some transactions we collect a deposit on the transaction. These deposits represent cash received under noncancelable contracts before the related product or service is transferred to the customer. We record this as a customer deposit, which is included in accounts payable and other accrued expenses on our consolidated balance sheet. Such amounts are recognized as revenue by the Company upon shipment of the product or performance of the services when the revenue recognition criteria is met and generally within one year.

The balances of customer deposits included in accounts payable and other accrued expenses as of September 30, 2023, and December 31, 2022 were approximately $573 thousand and $1 million, respectively. The amount of revenue recognized in the nine-months ended September 30, 2023, that related to the customer deposits as of December 31, 2022 was $1.2 million.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products
●	Timely and cost-effective development of products
●	Working capital deficit of $43 million as of September 30, 2023
●	Accumulated deficit of $96 million as of September 30, 2023
●	Multiple periods of losses from operations
●	Noncompliance with certain debt covenants

These facts and others have raised concerns about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, which we have successfully accomplished to date.

The following conditions, plans and actions are currently being implemented to address the Company’s conditions:

●	Outstanding warrants exist from prior offerings that could be exercised for cash depending upon the performance of our stock.
●	The Company’s acquisition of Dangot Computers, Ltd. has improved the balance sheet, profitability, and cash flow and is expected to help the Company as a whole to generate positive cash flows from operations for the foreseeable future.
●	The acquisition of Dangot has added capabilities to the Company which have already transformed into significant new orders in the Parking segment. Management expects the collaboration and cross sales to contribute to improved revenues and margins.
●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of September 30, 2023, was approximately $39 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past four years.
●	Management is in the process of finalizing a new line of credit with an additional financial institution.
●	In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors. See note 12.

NOTE 3 – CONCENTRATIONS

For the nine-months ended September 30, 2023 and the year ended December 31, 2022, no customers accounted for more than 10% and two customers accounted for 30%, respectively, of the Company’s consolidated revenues.

Accounts receivable at September 30, 2023 and December 31, 2022 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the outstanding receivables as of September 30, 2023, or December 31, 2022.

For the nine months ended September 30, 2023 and the year ended December 31, 2022 one vendor made up 29% and 65%, respectively, of our purchases.

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

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	September 30, 2023	December 31, 2022

Raw materials	$671	$649
Inventory in transit	455	2,004
Finished goods (less allowance)	4,918	6,073
Total inventories	$6,044	$8,726

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

NOTE 7 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of:

	September 30, 2023	December 31, 2022
In thousands
Note payable –Marin	$-	$180
Note payable –Thomet	-	113
Total notes payable	-	293
Less current portion	-	(293)
Long-term portion	$-	$-

Note Payable -Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note is payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of September 30, 2023, was $73 thousand. Accrued interest is payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note is payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

NOTE 8 – NOTES PAYABLE

(In thousands)	September 30, 2023	December 31, 2022
Note payable other	10,255	11,627
Total	10,255	11,627
Less current portion	8,828	11,572
Long term notes payable	$1,427	$55

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

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.75% per annum and is payable in 36 monthly installments.

As of September 30, 2023, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 9 – OTHER LIABILITIES

(In thousands)	September 30, 2023	December 31, 2022
Other vendor payable	$803	$801
Dividend payable	174	153
Others	695	705
Total other liabilities	1,672	1,659
Less Current Portion	1,390	1,394
Total long term other liabilities	$282	$265

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of September 30, 2023, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2023, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, 2023, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of September 30, 2023, the accrued dividends on the Series C Preferred Stock were $174 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Company’s Equity Incentive Plan. No options were issued in the nine months ended September 30, 2023.

For the nine months ending September 30, 2023, 235,426 in stock options were exercised in exchange for 158,934 shares of OMNIQ common stock. No warrants were exercised.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the nine months ending September 30, 2023, employees purchased 7,103 shares or $25 thousand of common stock.

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

The Agreement provided for termination after 60 days if not renewed. On October 4, 2023, as a result of the non-fulfilment of certain conditions, the Company and the Sellers mutually terminated the Agreement, as a result of the termination, the Company will not make the $12,500,000 cash payment and the issuance of shares of common stock having a value of $2,750,000. Additionally, the Agreement provides for a mutual release of claims among the parties and their affiliates, in the event of an effective termination.

On October 5, 2023, OmniQ Corp. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC, as representatives (the “Representatives”) of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “Offering”) of 2,775,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $1.00 per share (the “Underwritten Shares”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 225,000 shares of the Company’s common stock at a price to the public of $0.999 per Pre-Funded Warrant. Under the terms of the Underwriting Agreement, the Underwriters have agreed to purchase the Underwritten Shares from the Company at a price of $1.00 per share and the Pre-Funded Warrants at a price of $0.999 per Pre-Funded Warrant. The Company also granted the Underwriters an option exercisable for 45 days from the date of the Underwriting Agreement to purchase up to an additional 450,000 shares of common stock solely for the purpose of covering over-allotments (together with the Underwritten Shares, the “Shares”). All of the Shares and Pre-Funded Warrants in the Offering are being sold by the Company. The Company also issued warrants to the Representative (the “Representative’s Warrants”), exercisable to purchase 140,000 shares of common stock, at an exercise price of $1.25 per share.

The gross proceeds from the Offering are expected to be approximately $3.0 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and assuming no exercise of the Underwriters’ option to purchase additional shares. The Offering closed on October 11, 2023.

We are closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023 including potential impacts to The Companies business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to The Company are uncertain and subject to change given the volatile nature of the situation.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our Internet website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the nine months ended September 30, 2023, were $66 million, a decrease of approximately $12 million, or 15%, over the nine months ended September 30, 2022.

The loss from operations for the nine months ended September 30, 2023, was $7 million, an increase of $1 million compared with the loss in the nine months ended September 30, 2022, of $6 million. Basic loss per share from continuing operations for the nine months ended September 30, 2023, was ($1.50) versus ($1.29) per share for the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, the Company had cash in the amount of $408 thousand and a working capital deficit of $43 million, compared to cash in the amount of $1.3 million, and a working capital deficit of $38 million as of December 31, 2022. The Company had stockholders’ deficit attributable to OmniQ stockholders of $19.2 million and $10.5 million as of September 30, 2023, and December 31, 2022, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $96.2 million and $84.4 million as of September 30, 2023, and December 31, 2022.

The Company’s operations used net cash of $2.7 and $2 million in the nine months ended September 30, 2023, and 2022, respectively. The increase in cash used by operations of $650 thousand is due to the decrease in revenue and paying down accounts payable.

The Company’s cash provided from investing activities was $598 thousand for the nine months ended September 30, 2023, compared to cash used in investing activities of $3.9 million for the nine months ended September 30, 2022.

The Company’s financing activities provided $323 thousand of cash during the nine months ended September 30, 2023, and used $2.3 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company made payments of $1 million on its notes payable, including its related party notes payable, compared to the payments of $3 million for the nine months ended September 30, 2022. Additionally, the Company borrowed $796 thousand on the Company’s line of credit during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, when $1.8 million was borrowed on the Company’s line of credit. Management is in the process of finalizing a new line of credit with an additional financial institution.

In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors. See note 12 of the financial statements.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended September 30,		Variation
In thousands	2023	2022	$	%
Revenue	$17,480	$27,008	$(9,527)	(35.27%)
Cost of Goods sold	13,471	21,032	(7,561)	(35.95%)
Gross Profit	4,009	5,976	(1,967)	(32.91%)
Operating Expenses	6,631	8,634	(2,003)	(23.20%)
Loss from operations	(2,622)	(2,658)	36	(1.35%)
Net loss	(4,305)	(3,810)	(495)	12.99%
Net Loss per common Share from continuing operations	$(0.55)	$(0.52)	$(0.03)	5.77%

Revenues

For the three months ended September 30, 2023 and 2022, the Company generated net revenues in the amount of $17 million and $27 million, respectively. The decrease between the three-month periods was attributable to the decrease in demand and limitations in the supply chain.

Cost of Goods Sold

For the three months ended September 30, 2023 and 2022, the Company recognized a total of $13.4 million and $21 million, respectively, of cost of goods sold. For the three months ended September 30, 2023 and 2022, cost of goods sold were 77% and 78% of net revenues, respectively.

Operating expenses

Total operating expense for the three months ended September 30, 2023 and 2022 recognized was $6.6 million and $8.6 million, respectively, representing a 23% decrease. The decreases are related to the decrease in revenue.

Research and Development – Research and development expenses for the three months ended September 30, 2023 and 2022 totaled $482 thousand and $445 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 totaled $5.6 million and $7.6 million, respectively, representing a 27% decrease. The decreases are related to decrease in revenue and the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the three months ended September 30, 2023 and 2022 totaled $146 thousand and $91 thousand, respectively, representing a 60% increase. The increase is attributable to the addition of fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended September 30, 2023 and 2022 totaled $418 thousand and $474 thousand, respectively.

Other income and expenses

Interest Expense – Interest expense for the three months ended September 30, 2023 totaled $898 thousand, as compared to $880 thousand for the three months ended September 30, 2022. The increase is primarily attributable to a additional in debt.

	Nine months ended September 30,		Variation
In thousands	2023	2022	$	%
Revenue	$65,748	$77,539	$(11,791)	(15.21)%
Cost of Goods sold	52,131	59,449	(7,318)	(12.31)%
Gross Profit	13,617	18,090	(4,473)	(24.73)%
Operating Expenses	20,756	24,176	(3,420)	(14.15)%
Loss from operations	(7,139)	(6,086)	(1,053)	17.30%
Net loss	(11,678)	(9,566)	(2,112)	22.08%
Net Loss per common Share from continuing operations	$(1.50)	$(1.29)	$(0.21)	16.28%

Revenues

For the nine months ended September 30, 2023 and 2022, the Company generated net revenues in the amount of $66 million and $78 million, respectively. The decrease between the nine-month periods was attributable to the decrease in demand and limitations in the supply chain

Cost of Goods Sold

For the nine months ended September 30, 2023 and 2022, the Company recognized a total of $52 million and $59 million, respectively, of cost of goods sold. For the nine months ended September 30, 2023 and 2022, cost of goods sold were 79% and 77% of net revenues, respectively.

Operating expenses

Total operating expense for the nine months ended September 30, 2023 and 2022 recognized was $21 million and $24 million, respectively, representing a 14% decrease. The decreases are related to the cost reduction plan put in place by management.

Research and Development – Research and development expenses for the nine months ended September 30, 2023 and 2022 totaled $1.5 million and $1.4 million, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 totaled $18 million and $21 million, respectively, representing a 17% decrease. The decreases are related to the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the nine months ended September 30, 2023, and 2022 totaled $349 thousand and $241 thousand, respectively, representing a 45% increase. The increase is directly increased by the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the nine months ended September 30, 2023, and 2022 totaled $1.3 million and $1.3 million, respectively.

Other income and expenses

Interest Expense – Interest expense for the nine months ended September 30, 2023 totaled $2.6 million, as compared to $2.6 million for the nine months ended September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of September 30, 2023, our disclosure controls and procedures were ineffective as of the end of the period covered to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This was due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 8, 2023, Andrew MacMillan, a director of the Company passed away unexpectedly. The Company has named Independent Director, Guy Elhanani to replace Mr. MacMillan as a member of the Audit Committee and Compensation Committee.

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

Date: November 13, 2023

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
President and Chief Executive Officer

