Form 10-K
period 2023-12-31
OMNIQ Corp.
filed 2024-04-01
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered under Section 12(g) of the Exchange Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $26,698,048.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,690,211 shares of common stock were outstanding as of March 14, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K.

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine-vision image-processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)
●	Dangot Computers Ltd. (July 2021)

We use patented and proprietary artificial intelligence (AI) technology to deliver data collection, real-time surveillance and monitoring for supply chain management, homeland security, public safety, traffic & parking management, and access control applications. The technology and services we provide helps our clients move people, assets, and data safely and securely through airports, warehouses, schools, national borders, and many other applications and environments.

Our principal solutions include hardware, software, communications, and automated management services. We are an established distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. We provide printing solutions, credit card terminals, automatic kiosks and point-of-care units. We also offer technical service and support. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, and transportation and logistics. Since 2014, our annual consolidated revenues have grown to more than $80 million with clients in more than 40 countries. We currently engage with several billion-dollar markets with double-digit growth, including the Global Safe City market and the Ticketless Safe Parking market.

Recent Developments

On November 21, 2023, we received a notice (the “Notice”) from the staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because we failed to maintain a minimum bid price of $1.00 over the previous 32 consecutive business days dated October 6, 2023 to November 20, 2023. The Nasdaq rules provide us with a compliance period of 180 calendar days in which to regain compliance. If at any time during this 180-day period the closing bid price of our security is at least $1 for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance and this matter will be closed. If we choose to implement a reverse stock split, it must be completed no later than ten business days prior to the expiration of 180 calendar day compliance period, which is May 10, 2024, to regain compliance.

In the event we do not regain compliance, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, apart from the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting.

On January 5, 2024, we received another notice from the Nasdaq Staff notifying us that we were not in compliance with Nasdaq Listing Rule 5620(a) because we failed to hold an annual meeting within one year following the last fiscal year. The Nasdaq rules provide us with a compliance period of 45 calendar days to submit a plan to regain compliance. If Nasdaq accepts the plan, Nasdaq can grant an extension until June 28, 2024, to regain compliance. We scheduled the annual stockholders’ meeting, to be held on April 8, 2024. The Company intends to submit a plan of compliance with the 45-day period.

On August 9, 2023, we had received a notice from the Nasdaq Staff notifying us that in accordance with Nasdaq Listing Rule 5550(b)(2), the Company had a market value of listed securities below the minimum $35,000,000 required for continued listing for the previous 30 consecutive trading days. Therefore, in accordance with Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until February 5, 2024 to regain compliance.

On February 8, 2024, we received a new notice from the Nasdaq Staff that we had not regained compliance with Nasdaq Listing Rule 5550(b)(2), and thus, unless we request an appeal of this determination from the Staff, our common stock will be suspended at the opening of business on February 20, 2024, removing our securities from listing and registration on Nasdaq. In accordance with the Nasdaq Listing Rule 5800 Series, we could appeal the Staff’s determination to the hearings panel (the “Hearings Panel”), which may stay the suspension of the Company’s securities pending the Hearings Panels decision. We filed an appeal with the Hearings Panel on February 14, 2024, and paid the $20,000 fee for a hearing in accordance with Nasdaq Rules.

Our Strategy

Our plan is to focus on operational excellence and cost reduction, addressing the balance sheet debt and putting together a business plan that is based on revenue growth and technological leadership. We intend to continue to identify synergies within the Company to offer a more complete line of products, services, and technological solutions to customers throughout the world. Furthermore, the markets in which OMNIQ operates are undergoing consolidation, and OMNIQ continues to identify strategic companies in data collection, mobile systems, integrations, and other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

We are a provider of products and solutions to two main markets: supply chain management and safe city. We have expanded our product solutions, which are based on artificial intelligence and machine-learning algorithms, offering computer-vision applications. Our product offerings have established us as an innovative and technological company. We are a pioneer in providing cutting-edge technology solutions to the markets we serve.

We simplify the integration process because of our experienced team of professionals. We deliver problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software. Our software offering is a mix of internally developed and third-party software.

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

Our experienced team of consulting and integration professionals guide companies through the entire development and deployment process, from selecting technology, to the successful company-wide rollout of a customized solution that fits their unique requirements. After performing a thorough technical evaluation of the customer’s current operations and specific operational problems, our team determines the best hardware and software solutions to optimize the customer’s operational workflow. We deliver ongoing services provided throughout the deployment process and the entire product life cycle. We also deliver full installation services for all mobile data-collection computers, automatic kiosks, point of care, and printing equipment including full staging and kitting of the equipment.

We have been successful in delivering mission-critical mobile-computing and data-collection solutions to customers from small businesses to Fortune 500 companies. The requirements and needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities for us to assist customers to evaluate, choose, implement, and support the right mobile and data collection solutions. As we focus on what we do best, we believe that there is more than adequate market size, growth, and opportunity available to the Company to succeed.

The Company offers a full suite of configurable packaged software solutions that provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Order Entry: Increases productivity in the field. Remote workers increasingly demand rapid access to real-time information and up-to-date data to facilitate and streamline their job functions in the field—our Order Entry Software is the answer.

Intelligent Order Entry: Adds intelligence to legacy order entry system to maximize profits. The hand-held industry is a vital link in getting remote orders from the field to corporate. Our Intelligent Order Entry Software adds this capability to legacy order entry systems.

Warehouse: Enhances efficiency in distribution and manufacturing environments. The warehouse is a collection of applications for portable devices that extend the power of the existing system out to the warehouse floor and dock doors.

Proof of Delivery: Enhances document delivery performance. We offer proof-of-delivery capabilities as part of our Mobility Suite that gives companies an edge over competitors by improving customer service.

QTSaaS (Quest Total Solutions as a Service): Provides mobility solutions. QTSaaS is a complete mobile-services offering that includes hardware, software, and wireless data in a bundled subscription payment offering over a period of time. Our partnership with wireless carriers allows us to offer mobility solutions to our customers on platforms that extend the market into new mobile applications that previously were not being automated.

Media and Label Business: Provides recurring revenue from consumable products. The largest segment of data collection opportunity for us is the barcode label market providing ongoing and repeatable purchasing business. We intend to continue in the label business to drive business growth and increased margins.

Our Target Markets

The two markets we target are Safe City and Supply Chain Management. Within the Safe City market, our groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and discerning customers within the access control, airport, border crossing, municipality safety, and parking industries. We seek to utilize our expertise and software solutions in markets which provide the greatest opportunity to increase margins. Within the Supply Chain Management market, we believe we can further develop our existing customer base who need to replace their legacy systems with a new go-to-market strategy.

We have been successful in integrating mission-critical mobile-computing and data-collection solutions for small businesses up to Fortune 500 companies. The needs of our customers continue to evolve as they require new mobile and wireless technologies and services to make their business more competitive and profitable. The result is a continuous flow of opportunities to assist customers in evaluating, choosing, implementing, and supporting the right mobile and data-collection solutions.

We believe integrating our patented and proprietary AI technology into our existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at higher margins for us and our customers.

Our Sales Strategy

Our direct sales teams are supported by systems engineers with tenured experience in the mobile industry. The sales organization’s growth mirrors the addition of new products and services. Sales team members are organized by industry, areas of opportunity, areas of expertise, and territory. Our sales teams address national accounts offering a broad array of unique solutions for key lines of business applications, which provide opportunities for upselling and cross selling to our customers. For the Israeli market we have direct sales teams that are organized by industry and product line. In Israel we also offer comprehensive technical service and support which increases customer confidence and supports the sales process.

Salespeople are supported internally by support personnel—who coordinate quotes and logistics—and by members of the systems engineering group and software teams—who provide technical expertise.

Competition

The mobile-system-integration market is characterized by a limited number of large competitors and numerous smaller niche players. We typically pursue larger accounts and national customers, competing most often with larger channel partners. For specific solutions, we also compete with niche players who are often focused on a single industry. Hardware sales are competitive because of online retailers. We believe our consultative, integrated-solutions approach is a clear differentiator for most prospective customers.

Human Capital

OMNIQ’s operating philosophy is growth and continued success, which requires management and employees to work together in a spirit of cooperation and teamwork. Our core values emphasize an environment where safety, diversity, inclusion, talent development, training, and retention are top priorities. This has enabled us to meet various challenges over the years. Our progress reflects this strong, mutual commitment between the Company and its employees. We believe our employees are our greatest asset. We remain focused on providing friendly and safe working conditions, providing competitive pay, offering quality benefits, producing revenue for the continued growth of the Company, and supporting the communities in which we operate. We realize our success is a direct result of the hard work and dedication of our employees. Each employee at OMNIQ is a contributing partner in our future growth and we strive to maintain a mutually beneficial culture that also fosters the professional development of each employee.

As of December 31, 2023, we had approximately 182 employees. Of these employees, 160 are salaried personnel (including commissioned employees) and 22 are hourly personnel. Our employees perform the following functions: sales, assembly and warehouse, technical services, and office and administrative support. We believe we have good relationship with our employees. Generally, the total number of employees does not significantly fluctuate throughout the year.

Concentrations

For the year ended December 31, 2023, no customer accounted for more than 10% of the Company’s revenues. For the year ended December 31, 2022, one customer accounted for 30% of the Company’s revenues.

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. As of December 31, 2023 and 2022, no customer accounted for more than 10% of the outstanding receivables.

Accounts payable are made up of payables due to vendors in the ordinary course of business as of December 31, 2023 and 2022. Two vendors made up 38% and one vendor made up 48% of our purchases during the year ended December 31, 2023 and 2022, respectively.

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

ITEM 1C. CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team. Our executive team including our Chief Executive Officer, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

OMNIQ’s corporate offices are currently located at 1865 West 2100 South, Salt Lake City, UT 84119. Our executive management, sales, operations, accounting, and administrative functions are located at the corporate offices. The corporate office annual lease expense is $284 thousand. The space is under a five-year lease and expires June 2026.

We lease office and warehouse space for our satellite sales and technical support staff in Anaheim, California. Signed a new lease March 2023 and annual lease expense is $46 thousand.

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

We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 18,814. As of December 31, 2023, the Company had 12 months remaining on the lease.

We lease office and warehouse space for our products and technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 41,200. The space is under a six and half year lease and expires June 2025.

ITEM 3. LEGAL PROCEEDINGS

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was settled in February 2024.

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

	Common Stock
	High	Low

Fiscal Year Ended December 31, 2022:
Fiscal Quarter Ended March 31, 2022	$7.05	$4.35
Fiscal Quarter Ended June 30, 2022	$7.32	$5.13
Fiscal Quarter Ended September 30, 2022	$8.75	$5.27
Fiscal Quarter Ended December 30, 2022	$6.38	$4.13

Fiscal Year Ended December 31, 2023:
Fiscal Quarter Ended March 31, 2023	$5.15	$4.27
Fiscal Quarter Ended June 30, 2023	$4.14	$3.95
Fiscal Quarter Ended September 30, 2023	$1.61	$1.53
Fiscal Quarter Ended December 31, 2023	$0.65	$0.57

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,065,566	$5.66	606,856

In October 2021, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Plan. On October 23, 2022 19,000 stock options were granted to employees as part of the Plan. No shares were issued under the Plan in 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Dividends and other Distributions

OMNIQ has never declared or paid any cash dividends on its common stock. The Company currently plans to retain future earnings to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. OMNIQ may incur indebtedness in the future which may prohibit or effectively restrict the payment of dividends. Any future determination to pay cash dividends will be at the discretion of OMNIQ’s Board of Directors. The Company’s Series C Preferred Stock pays a 6% dividend, but the Company has been unable to make such dividend payments, thus those dividends are accrued quarterly. Accrued but unpaid dividends do not bear interest.

Recent Sales of Unregistered Securities

In December 2015, our Board of Directors approved the OMNIQ’s Employee Stock Purchase Plan (the “ESPP”). During 2023, the Company issued an aggregate of 14,838 shares of common stock to certain individuals as part of the ESPP valued at approximately $31 thousand.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2023.

Use of Proceeds from Sale of Registered Securities

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

The gross proceeds from the Offering were approximately $3.0 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and assuming no exercise of the Underwriters’ option to purchase additional shares. The Offering closed on October 11, 2023.

ITEM 6. [RESERVED]

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of OMNIQ, Corp. and its consolidated subsidiaries as of December 31, 2023, and its consolidated results of operations for the year ended December 31, 2023, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

The Company’s consolidated revenue for the year ended December 31, 2023 were $81.2 million, representing a decrease of $19.6 million from the year ended December 31, 2022 of $100.8 million. Revenues in 2023 and 2022 are presented in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”).

Net loss attributable to common stockholders’ of OMNIQ Corp was $29.5 million in 2023, an increase of $15.7 million from the 2022 loss of $13.8 million. Basic loss per share attributable to common stockholders was $3.50 for the year 2023 compared to $1.82 per share for the year 2022.

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

GOING CONCERN

The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $45 million as of December 31, 2023
●	Accumulated deficit of $113.9 million as of December 31, 2023
●	Multiple years of losses from operations
●	Year over year decrease in sales
●	Noncompliance with certain debt covenants

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2023, was approximately $42 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past five years.
●	Management finalized a new line of credit with an additional financial institution.
●	In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	For the year ended December 31,		Variation
In thousands	2023	2022	$	%
Revenue	$81,193	$100,758	$(19,565)	(19.42%)
Cost of Goods sold	65,485	78,654	(13,169)	(16.74%)
Gross Profit	15,708	22,104	(6,396)	(28.94%)
Operating Expenses	41,904	31,656	10,248	32.37%
Loss from operations	(26,196)	(9,552)	(16,644)	174.25%
Net loss	(29,431)	(13,614)	(15,817)	116.18%
Net Loss per common Share from continuing operations	$(3.50)	$(1.82)	$(1.68)	92.22%

Revenues

Revenue for the years ended December 31, 2023 and 2022 were generated from the sales of hardware, service contracts, software, labels and ribbons, and related services provided by the Company to its customers. For the years ended December 31, 2023 and 2022, the Company recognized $81.2 million and $100.8 million in net revenues, respectively. This represents a decrease of 19%. The decrease was due to two main factors: (1) The decrease in deliverables due to the war in Israel, and (2) a delay in the timing of a significant software project.

Cost of Goods Sold

For the years ended December 31, 2023 and 2022, the Company recognized a total of $65 million and $78.7 million, respectively, of cost of goods sold. Cost of goods sold was 81% of revenues for 2023 and 78% of revenue for 2022. Our gross margin percentage has remained relatively stable in an industry that is experiencing gross-margin pressure.

Operating Expenses

For the years ended December 31, 2023 and 2022, operating expenses were $41.9 million and $31.7 million, respectively. This represents an increase of $10.2 million, or 32%, which is due to impairment expense of $14.7 million. The following explains in detail the change in operating expenses.

Research & Development – Research and development for the years ended December 31, 2023 and 2022 totaled $2.2 million and $1.8 million, respectively. This represents an increase of $328 thousand or 18%, which is due to investment in developing additional software.

Selling, General and Administrative – Selling, General and Administrative expenses were $23 million for the year ended December 31, 2023, compared to $27.7 million for the year ended December 31, 2022, representing a decrease of $4.7 million, or 17%. The change was due to a decrease in commissions as a result of lower sales and management’s efforts to cut costs.

Depreciation – Depreciation for the year ended December 31, 2023 was $464 thousand compared to $324 thousand for the year ended December 31, 2022. This represents an increase of $140 thousand, or 43%, attributable to growth in fixed assets.

Intangible Amortization – Intangible amortization expense for the year ended December 31, 2023 was $1.6 million, compared to $1.8 million for the year ended December 31, 2022.

Impairment of Goodwill – During the year ended December 31, 2023 the Company experienced significant decline in our stock price and sustained losses from operations. Therefore, we completed a quantitative goodwill impairment analysis as of December 31, 2023. The results of the analysis indicated an impairment loss for goodwill related to acquisitions prior to 2021, and we recorded a non-cash impairment of $14.7 million.

Other Income and Expenses

The Company incurred $3.3 million in interest expense for the year ended December 31, 2023, compared to $3.5 million for the year ended December 31, 2022. The interest expense is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables.

Foreign Currency Transactions

The Company has multiple subsidiaries conducting operations in Israel, therefore there were transactions denominated in currency other than US dollars for both 2023 and 2022. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

Provision for Income Taxes

For the year ended December 31, 2023, the Company has $741 thousand of current income tax provision (US State & Local and Foreign) and $221 thousand deferred income tax expense.

For the year ended December 31, 2022, the Company has $35 thousand of current income tax provision (US State & Local and Foreign) and $30 thousand deferred income tax expense.

Net loss

The Company realized a net loss of $29.4 million for the year ended December 31, 2023, compared to a net loss of $13.6 million for the year ended December 31, 2022. The increased loss in 2023 is due primarily to impairment of goodwill and the decrease in revenue.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash in the amount of $1.7 million and a working capital deficit of $45 million, compared to cash in the amount of $1.3 million, and a working capital deficit of $38 million as of December 31, 2022. The Company had stockholders’ deficit attributable to OmniQ stockholders of $35 million and $10.5 million as of December 31, 2023 and 2022, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $113.9 million and $84.4 million as of December 31, 2023 and 2022, respectively.

The Company’s operations provided net cash of $170 thousand and $1.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease of cash from operations of $1 million is primarily a result of reduction in sales.

The Company’s cash used in investing activities was $331 thousand for the year ended December 31, 2023 compared to cash used by investing activities of $4.2 million for the year ended December 31, 2022.

The Company’s financing activities used $50 thousand of cash during the year ended December 31, 2023, and used $3 million during the year ended December 31, 2022. During the year ended December 31, 2023, the Company made payments of $1.4 million on its notes payable, compared to the year ended December 31, 2022, when the Company made payments of $2.5 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable. Additionally, the Company paid $1.6 million on the Company’s line of credit during the year ended December 31, 2023, compared to the year ended December 31, 2022, when the Company paid $4 million on the line of credit. The Company raised net proceeds of $2.4 million for the year ended December 31, 2023 and no funds were raised for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The application of many accounting principles requires us to make assumptions, estimates, and/or judgments that affect the reported amounts of assets, liabilities, revenues, and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates, and/or judgments, however, are often subjective and may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts first become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates, and/or judgments. See also note 2 to our consolidated financial statements for a summary of our significant accounting policies.

Revenue Recognition.

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. Our contracts are typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

A contract liability is recognized as deferred revenue when we invoice customers, or receive customer cash payments, in advance of satisfying the related performance obligation(s) under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

We have four main revenue streams: (1) Hardware sales, (2) Hardware installation/configuration, (3) Hardware service contracts, and (4) Third-party software sales. For all these revenue streams, our performance obligations are satisfied at a point in time, and therefore, revenue is recognized at the point in time when a customer takes control of the good or asset created by the service. Factors that may indicate transfer of control are when we have the right to receive payment for the good or service, when the legal title of the asset has been transferred, physical possession of the asset has been transferred, the customer obtains the significant risks and rewards of ownership of the asset, and the customer accepts the asset. For some customers, control is transferred when the customer, or the customer’s courier, picks up the hardware from our warehouse. For other customers, control is transferred upon delivery. For hardware sales which also include installation and/or configuration as a single performance obligation, control is transferred only when the hardware is delivered and installed/configured. For hardware service contracts and for third-party software sales, the Company acts as the agent in the transaction, and thus recognizes revenue on a net basis at a point in time when the transaction has been facilitated.

We leverage drop-ship shipments with many of our partners and suppliers to deliver hardware to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-ship arrangements on a gross basis as the principal in the transaction when the product is received by the customer because we control the product prior to transfer to the customer. We also assume primary responsibility for the fulfillment in the arrangement, we assume inventory risk if something were to happen to the hardware during shipping, we set the price of the product charged to the customer, we assume credit risk for nonpayment by our customer, and we work closely with customers to determine their hardware specifications.

Management reviews historical returns on at least an annual basis to determine the need for an allowance for sales returns. Historically, sales returns have been extremely limited, with the effect on the financial statements immaterial. Sales returns during any particular year are so small and so infrequent that management determined that any material reserve against sales returns would likely not be appropriate.

Definite-lived Intangible Assets Impairment Evaluation

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2023 and 2022.

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

We record stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation (“Topic 718”). Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life consistent with Topic 718. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock options as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed US treasury rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straight-line basis primarily over the vesting period of the options.

Foreign conflicts

We are closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023 including potential impacts to The Companies business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to The Company are expected to be minimal but is subject to change given the volatile nature of the situation.

Additional accounting policies can be found in Note 2 to our Audited Consolidated Financial Statements.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements not yet adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for the Company’s fiscal December 31, 2025 year-end, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure and Control Procedures

We maintain “disclosure controls and procedures”, as such terms are defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. The Company acknowledges that any controls and procedures can provide only reasonable assurances of achieving the desired control objectives.

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

(b) Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Principal Accounting Officer, and affected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2023, our internal controls over financial reporting were not effective.

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

While the material weakness set forth above was the result of the scale of the Company’s operations and is intrinsic to its small size, the Company believes the risk of material misstatements relative to financial reporting are minimal.

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

ITEM 9B. OTHER INFORMATION

NONE

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISTICTIONS THAT PREVENT INSPECTIONS

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name	Age	Positions
Shai Lustgarten	53	CEO and Chairman
Neev Nissenson	45	Director
Yaron Shalem	51	Director
Guy Elhanani	50	Director
Mina Teicher	73	Director

Background of our officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shai S. Lustgarten, was appointed the Company’s CEO in April 2017 and served as the Company’s interim Chief Financial Officer (“CFO”) from December 2018 through September 2019 and again from November 2023 and is still the interim CFO as of the date of this report. Mr. Lustgarten had been the Chief Executive Officer of Teamtronics, Inc. beginning June 2016. Teamtronics manufactures rugged computers and electronic equipment mainly used in the Gas and oil industry. From 2014 to 2017, Mr. Lustgarten was the Chief Executive Officer at Micronet Limited Inc., a developer and manufacturer of mobile computing platforms for integration into fleet management and mobile workforce solutions listed on the Tel Aviv Stock Exchange. From 2013 to 2014, Mr. Lustgarten served as EVP Business Development and Head of the Aerospace and defense Division of Micronet EnertecTechnologies, a technology company listed on the NASDAQ Capital Market. From 2009 to 2013 Mr. Lustgarten was VP of Sales, Marketing and CMO of TAT Technologies, a world leading supplier of electronic systems to the commercial and defense markets. His prior experience also includes serving as CEO of T.C.E. Aviation Ltd. in Belgium and serving from 1993 to 1997 as the assistant to the Military Attaché at the Embassy of Israel in Washington, DC. He received his Bachelor of Science degree in Business Management & Computer Science from the University of Maryland.

Neev Nissenson became a director of the Company in April 2017 and was appointed as our CFO in September 2019 and resigned as CFO November 2023. Mr. Nissenson continues to serve as a director on the board. He is an experienced entrepreneur and financial officer. In 2015, Mr. Nissenson founded Hotwine, Inc., a California based wine startup company. Since August 2016 and until October 2019, Mr. Nissenson served as the CFO of Hypnocore, Ltd., an Israeli-based startup company that develops mobile applications for sleep monitoring and therapy. From 2011 to 2015, Mr. Nissenson was the CFO of GMW, Inc., a high-end wine retailer from Napa, California. Before that, Mr. Nissenson served as the Vice President from 2006 to 2011 and the CFO from 2009 to 2011 at Phoenix International Ventures, Inc., an aerospace defense company. Mr. Nissenson was also a member of the Municipal Committee for Business from 2004 to 2007 and a member of Municipal Committee for Street Naming from 2005 to 2007 in the City of Herzliya, Israel. He was also an armored-platoon commander in the Israeli Defense Forces (Reserve) Armored Corps with a rank of Captain. Mr. Nissenson graduated from Tel Aviv University in 2005 with a B.A. majoring in General History and Political Science. In 2007, he graduated from the Hebrew University with an Executive Master’s degree in Business Administration specializing in Integrative Management.

Yaron Shalem became a director of the Company in April 2017. He has extensive experience in financial and business management. Mr. Shalem has served as the CFO at Saga Monetary Technologies Limited (UK) since January 2018. Prior to that Mr. Shalem served as the CFO at Singulariteam VC from January 2014 till January 2018. He also worked as the CFO at Mobli Media Inc. from January 2014 to December 2016. Mr. Shalem’s experience also includes serving as the CFO of TAT Technologies Ltd., a NASDAQ-listed company, from April 2008 to December 2013. Mr. Shalem is a CPA in Israel. He received his B.A. in Economy & Accounting from Tel Aviv University in 1999 and an MBA degree from Bar-Ilan University in 2004.

Guy Elhanani became a director of the Company in August 2021. Mr. Elhanani is a qualified CFO with experience leading financial strategies to facilitate company growth. Mr. Elhanani is serving as the CFO of Tarya Ltd. , a public Fintech company which its shares are traded in the Tel Aviv Stock Exchange. Mr. Elhanani and has been the CFO and a partner of Singulariteam VC, a venture capital firm, since 2018. Mr. Elhanani has been the CFO of Sirin Labs since 2017. Sirin Labs is a multinational, high-tech company specializing in secured mobile phones. From 2015 to 2017, Mr. Elhanani was the CFO of SalesTech, an online internet technology servicing company. Mr. Elhanani has also served as the CFO of other companies, including: Micronet Ltd. (2012-2015); InterLogic Ltd. (2007-2012); and Finotec Group Inc. (2006-2007). From 2003 to 2006, Mr. Elhanani was the corporate controller of On Track Innovations Ltd. From 1999 to 2003, Mr. Elhanani was a senior auditor at Kesselman and Kesselman (PWC Israel). Mr. Elhanani was a lecturer at IVC College in Israel from 2014 to 2018 and at Hebrew University in Jerusalem from 2001 to 2003. Mr. Elhanani has also served as a board member for various companies, including: General Robotics (2017-2021); Effective Space Solutions (2017-2021); Octopus Systems (2017-2021); and Infinity AR (2017-2019). Mr. Elhanani received a B.A. in Accounting and Economics, and a Master of Business Administration, specializing in finance, from Hebrew University.

Mina Teicher became a director of the Company in December 2022. Ms. Teicher is the former Chief Scientist of the Israel government. She is a leading mathematician specializing in Algebraic Geometry with applications to computer vision, cryptography, cyber security, neuroscience, neuro-medical devices, and complex societal systems, such as financial markets and health systems. She earned a PhD in Mathematics from Tel Aviv University and a postdoctoral fellowship from the Institute for Advanced Study in Princeton. She has published 140 scientific papers, wrote 5 books, mentored 80 students (Master, PhD, and postdocs) in Israel and the USA, organized 20 international conferences, and won prestigious invitations to deliver lectures, numerous awards, and highly competitive research grants (in Israel, Germany, Italy, the European Union, the USA, and China).

Board Diversity

The table below provides certain information regarding the diversity of our board of directors as the date of this annual report.

Board Diversity Matrix
Country of Principal Executive Offices:	United States
Foreign Private Issuer	No
Disclosure Prohibited under Home Country Law	N/A
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	-	-
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company. While the Board has continued its efforts to identify candidates that have such experience, they have currently been unable to identify any such candidates which fulfill the diversity requirement with the requisite professional experience.

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the year ended December 31, 2023 and 2022 to the individuals serving as our principal executive officers (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation	Total
In thousands
Shai Lustgarten	2023	600	120	-	-	28	$748
Chief Executive Officer and Interim CFO	2022	588	110	335	791	-	$1,824

Neev Nissenson	2023	174	25	-	-	54	$253
Chief Financial Officer(1)	2022	166	30	168	51	-	$415

(1)	Effective November 17, 2023, Neev Nissenson resigned from his position as CFO.

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Employment Contracts

In February 2020, we entered into an employment agreement with Mr. Lustgarten, the Company’s CEO, (the “Lustgarten Agreement”) pursuant to which Mr. Lustgarten shall continue to serve as the Company’s CEO. The Lustgarten Agreement has a four-year term and automatically renews for additional one-year periods unless either-party elects to terminate the Lustgarten Agreement. Pursuant to the Lustgarten Agreement, the Company shall pay Mr. Lustgarten an annual base salary of $560,000. Mr. Lustgarten shall also be eligible to receive i) equity awards pursuant to the Company’s Equity Incentive Plans and ii) certain milestone bonuses as set forth in the Lustgarten Agreement. In the event Mr. Lustgarten’s employment is terminated by Mr. Lustgarten for good reason, or terminated by the Company without cause, Mr. Lustgarten shall be entitled to the greater of (i) the unpaid base salary or (ii) one year’s base salary.

At the sole discretion of our Board, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option[1] Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Yaron Shalem (1)	2023	24	-	-	-	-	-	24
	2022	24	-	46	-	-	-	70

Guy Elhanani (1)	2023	24	-	-	-	-	-	24
	2022	24	-	46	-	-	-	70

1.	The fair value of the options awarded to Mr. Shalem, and Mr. Elhanani in 2022 was determined to be $46 thousand using the Black-Scholes Option Pricing Model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The employment agreements for our named executive officers generally provide that in the event of termination of such executive’s employment for any reason, or if the executive resigns, the Company is required to pay certain separation benefits, including (i) unpaid annual salary earned through the termination date; (ii) unused vacation; (iii) accrued and unpaid expenses; and (iv) other vested and accrued benefits to which he is entitled under the Company’s employee benefit plan. In the event the executive voluntarily resigns for “good reason” (as defined in each executive’s respective Employment Agreement) or the Company terminates their employment for any reason other than for cause (as defined in each executive’s respective Employment Agreement), the Company will be required to pay certain termination benefits, including (i) a lump sum payment equal to the greater of (A) unpaid annual salary through the end of the Initial Term or Renewal Term (as those terms are defined in each executive’s respective Employment Agreement) or (B) two years of annual salary, and (ii) COBRA reimbursement.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors, executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Our Board currently consists of 5 members: Mr. Shai Lustgarten, Mr. Neev Nissenson, Mr. Yaron Shalem, Mr. Guy Elhanani, and Ms. Mina Teicher.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee. The information set forth in Item 1C is also incorporated herein by reference.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Mr. Yaron Shalem, Mr. Guy Elhanani, and Ms. Mina Teicher qualify as “independent directors” pursuant to such rules.

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

Audit Committee

The Audit Committee consists of Mr. Yaron Shalem, Mr. Guy Elhanani, and Ms. Mina Teicher whereby Mr. Shalem is the Chairperson. Our Board has determined that Mr. Shalem qualifies as an “audit committee financial expert,” as defined under the rules of the SEC.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board and report the results of their activities to the Board. The Audit Committee’s responsibilities include providing assistance to the Board relating to:

●	the integrity of the Company’s financial statements and the related public reports;

●	disclosures and regulatory filings in which they appear;

●	the systems of internal control over financial reporting, operations, and legal/regulatory compliance;

●	the performance, qualifications, and independence of the Company’s independent accountants;

●	the performance, qualifications, and independence of the Company’s internal audit function, and

●	compliance with the Company’s ethics policies and applicable legal and regulatory requirements.

Our Audit Committee charter is available on the “About Us” subpage of our website (www.omniq.com).

Compensation Committee

The Compensation Committee consists of Mr. Yaron Shalem, Mr. Guy Elhanani, and Ms. Mina Teicher. Mr. Shalem serves as Chairperson.

The Compensation Committee’s responsibilities include, among others:

●	approve annually the corporate goals and objectives applicable to the compensation of the CEO and/or President, evaluate at least annually the CEO’s and/or President’s performance in light of those goals and objectives, and determine and approve the CEO’s and/or President’s compensation level based on this evaluation;

●	review matters relating to executive succession and management development;

●	formulate, evaluate, and approve compensation for the Company’s officers;

●	formulate, evaluate, and approve cash incentives and deferred compensation plans for executives;

●	formulate, administer, and—when appropriate—recommend to the Board for approval, incentive compensation plans and equity-based plans; and

●	approve employment contracts, severance agreements, change in control provisions, and other compensatory arrangements with Company executives.

The Compensation Committee has the authority, in its sole discretion, to select, retain, and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities.

Our Compensation Committee charter is available on the “About Us” subpage of our website (www.omniq.com).

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee consists of Mr. Yaron Shalem, Mr. Guy Elhanani, and Ms. Mina Teicher. Mr. Shalem serves as Chairperson.

The Corporate Governance/Nominating Committee’s responsibilities include, among others:

●	develop and oversee the Company’s corporate governance practices and procedures. Which includes identifying best practices, reviewing, and recommending to the Board for approval any changes to the documents, policies, and procedures in the Company’s corporate governance framework;

●	establish procedures for the director nomination and to determine the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director;

●	identify and screen individuals qualified to become members of the Board, consistent with the above criteria, considering any director candidates recommended by the Company’s stockholders;

●	oversee a process for an annual evaluation of the Company’s CFO and/or President; and

●	develop and oversee a process for an annual evaluation of the Board and its committees, including a formal assessment of each individual director.

Our Corporate Governance/Nominating Committee charter is available on the “About Us” subpage of our website (www.omniq.com).

Clawback Policy

On December 1, 2023 the Board adopted the OMNIQ Corp. Clawback Policy (the “Clawback Policy”), providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Clawback Policy has been filed herewith and can also be found at www.omniq.com/investor-lounge.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2023: (i) by each of our directors, (ii) by each of our executive officers, (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2023, there were 10,675,802 shares of our common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO)[1]	1,460,155	10.6%
Neev Nissenson[2]	60,000	0.4%
Yaron Shalem[4]	49,464	0.4%
Guy Elhanani[5]	10,000	0.1%
Mina Teicher[6]	10,000	0.1%

All Executive Officers and Directors as a group (5 individuals)	1,589,619	11.6%

Carlos Nissensohn [3]	1,019,667	7.4%

1.	Includes 370,000 shares issuable upon the exercise of options. Also includes (i) 1,056,822 shares and (ii) 33,333 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.

2.	Includes 50,000 shares issuable upon the exercise of options. Also includes 10,000 shares.

3.	Includes 739,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Carlos J. Nissensohn. Also includes (i) 57,026 shares and (ii) 223,333 shares issuable upon exercise of options and warrants.

4.	Includes 20,000 shares issuable upon exercise of options. Also includes 29,464 shares.

5.	Includes 10,000 shares issuable upon exercise of options.

6.	Includes 10,000 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2020, OMNIQ entered into a consulting agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, (the “Nissensohn Agreement”) pursuant to Mr. Nissensohn and/or an entity under his control will provide certain consulting services to the Company. The Nissensohn Agreement has a four-year term and automatically renews for additional one-year periods unless either party elects to terminate the Nissensohn Agreement. Pursuant to the Nissensohn Agreement, we will pay Mr. Nissensohn a monthly fee of $30,000. Mr. Nissensohn shall also be eligible to receive certain milestone bonuses as set forth in the Nissensohn Agreement. Mr. Nissensohn is a principal stockholder of the Company. Mr. Nissensohn is the father of Neev Nissenson, board member and former CFO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY.

NONE.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	April 1, 2024
Shai Lustgarten

/s/ Yaron Shalem	Director	April 1, 2024
Yaron Shalem

/s/ Mina Teicher	Director	April 1, 2024
Mina Teicher

/s/ Guy Elhanani	Director	April 1, 2024
Guy Elhanani

OMNIQ CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMNIQ Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OMNIQ Corp. (the Company) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial position of the Company present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the December 31, 2023, and 2022, consolidated financial statements for Dangot Computers, Ltd., a wholly owned subsidiary. The portions not audited by us include assets of $20.2 million and $27.5 million as of December 31, 2023, and 2022, respectively, and total revenues of $44.8 million and $45.5 million for the years ended December 31, 2023, and 2022, respectively. Those portions of the December 31, 2023, and 2022, consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as they relate to the amounts included for Dangot Computers, Ltd. is based solely on the reports of the other auditors.

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

Goodwill and Intangible Assets— Refer to Note 8 to the consolidated financial statements

As described in Note 9 to the financial statements, the Company has $5.7 million of intangible assets and $1.8 million of goodwill after recording an impairment loss of $14.7 million. The Company evaluates its goodwill and intangible assets at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. In consideration of impairment, the Company employed a third-party specialist to prepare a valuation based on management’s estimates and market information.

We identified potential impairment of these assets as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2023. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We followed professional standards relating to the use of specialists employed by management. These procedures included, among others, evaluating the expertise and independence of third-party specialists, gaining an understanding of management’s process for developing the fair value estimate, and assessing the inputs and key assumptions used to develop the models. We used professionals inside our firm with specialized skills and knowledge to assess the methodology.

/s/ Haynie & Company

Salt Lake City, Utah

April 1, 2024

We have served as the Company’s auditor since 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMNIQ CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dangot Computers Ltd. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity (deficit). and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “Financial Statement”). In our opinion, the consolidated financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022 and the results of its operation and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

BARZILY AND CO., CPA’s

Jerusalem, Israel

April 1,2024

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands, except share and per share data)	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$1,678	$1,311
Accounts receivable, net	18,654	23,893
Inventory	6,028	8,726
Prepaid expenses	969	1,268
Other current assets	25	473
Total current assets	27,354	35,671

Property and equipment, net of accumulated depreciation of $1,166 and $1,030 respectively	1,066	1,086
Goodwill, net of accumulated impairment of $14,868 and $0, respectively	1,788	16,542
Trade name, net of accumulated amortization of $4,850 and $4,458, respectively	1,377	1,826
Customer relationships, net of accumulated amortization of $11,814 and $10,762, respectively	3,777	4,967
Other intangibles, net of accumulated amortization of $1,669 and $1,541, respectively	504	675
Right of use lease asset	1,862	2,300
Other assets	1,758	1,744
Total Assets	$39,486	$64,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,741	$53,701
Line of credit	240	1,971
Accrued payroll and sales tax	1,537	2,633
Notes payable, related parties	-	293
Notes payable – current portion	10,196	11,572
Lease liability – current portion	885	942
Other current liabilities	3,106	2,429
Total current liabilities	72,705	73,541

Long term liabilities
Accrued interest and accrued liabilities, related party	73	72
Notes payable, less current portion	265	55
Lease liability	1,011	1,404
Other long-term liabilities	452	265
Total liabilities	74,506	75,337

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 and 544,500 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 10,675,802 and 7,714,780 shares issued and outstanding, respectively	11	8
Additional paid-in capital	78,340	73,714
Accumulated (deficit)	(113,923)	(84,460)
Accumulated other comprehensive income	551	211
Total OmniQ stockholders’ equity (deficit)	(35,020)	(10,526)

Total liabilities and equity (deficit)	$39,486	$64,811

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31,

(In thousands, except share and per share data)	2023	2022
Revenues	$81,193	$100,758

Cost of goods sold	65,485	78,654

Gross profit	15,708	22,104

Operating expenses
Research & Development	2,154	1,826
Selling, general and administrative	22,960	27,707
Depreciation	464	324
Amortization	1,640	1,799
Goodwill impairment expense	14,686	-
Total operating expenses	41,904	31,656

Loss from operations	(26,196)	(9,552)

Other income (expenses):
Interest expense	(3,303)	(3,496)
Other (expenses) income	(575)	(601)
Total other expenses	(3,878)	(4,097)
Net Loss Before Income Taxes	(30,074)	(13,649)
Provision for Income Taxes
Current	643	35
Total Provision for Income Taxes	643	35

Net Loss	(29,431)	(13,614)
Net income attributable to noncontrolling interest	-	67
Net Loss attributable to OmniQ Corp	$(29,431)	$(13,681)

Net Loss	$(29,431)	$(13,614)
Foreign currency translation adjustment	340	365
Comprehensive loss	$(29,091)	$(13,249)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(29,431)	$(13,614)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(32)	(206)
Net loss attributable to common stockholders’ of OmniQ Corp	$(29,463)	$(13,820)
Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(3.50)	$(1.82)
Weighted average number of common shares outstanding - basic	8,412,494	7,576,434

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2023 and 2022

	Series C				Additional		Non	Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Controlling	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	(Deficit)

Balance, December 31, 2021	544	$1	7,459	$20	$70,606	$(70,571)	$2,396	$(154)	$2,298
Dividend on Class C Shares	-	-	-	-	-	(206)	-	-	(206)
ESPP Stock Issuance	-	-	7	-	37	-	-	-	37
Stock and Warrant issued for services	-	-	20	-	109	-	-	-	109
Stock-based compensation – options, warrants, issuances	-	-	100	-	3,173	-	-	-	3,173
Warrant issuances, net of issuance costs	-	-	-	-	298	-	-	-	298
Exercise of stock options and warrants	-	-	128	-	147	-	-	-	147
Non-controlling interests, distributions and other	-	-	-	-	(668)	-	(2,443)	-	(3,111)
Other	-	-	-	(12)	12	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	(2)	(20)	365	343
Net (loss) income	-	-	-	-	-	(13,681)	67	-	(13,614)
Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	$-	$211	$(10,526)

Dividend on Class C Shares	-	-	-	-	-	(32)	-	-	(32)
ESPP Stock Issuance	-	-	15	-	31	-	-	-	31
Stock-based compensation – options, warrants, issuances	-	-	-	-	1,955	-	-	-	1,955
Stock and Warrant issued for services	-	-	10	-	45	-	-	-	45
Exercise of stock options and warrants	-	-	159	-	190	-	-	-	190
Stock and warrant issuances, net of issuance costs	-	-	2,775	3	2,405	-	-	-	2,408
Conversion of equity	(42)	-	2	-	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	-	340	340
Net (loss) income	-	-	-	-	-	(29,431)	-	-	(29,431)
Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$-	$551	$(35,020)

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)	2023	2022
Cash flows from operations
Net loss	$(29,431)		$(13,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of PP&E	-		46
Noncash interest expense	-		248
Stock-based compensation	1,955		3,173
Stock and warrant issued for services	45		109
Depreciation and amortization	2,104		2,119
Goodwill impairment	14,686		-
Amortization of ROU asset	892		1,000
Changes in operating assets and liabilities:
Accounts receivable	4,948		1,472
Prepaid expenses	285		585
Inventory	2,398		(2,490)
Other assets	268		131
Accounts payable and accrued liabilities	2,732		10,830
Accrued interest and accrued liabilities, related party	1		8
Accrued payroll and sales taxes payable	(1,021)		268
Lease liability	(904)		(1,000)
Deferred tax assets, net	(32)		(263)
Other liabilities	1,244		(1,419)
Net cash provided by (used in) operating activities	170		1,203

Cash flows from investing activities
Payment for additional ownership in subsidiary	-		(3,518)
Purchase of property and equipment	(479)		(451)
Proceeds from sale of other assets	148		(185)
Net cash provided by (used in) investing activities	(331)		(4,154)

Cash flows from financing activities
Proceeds from ESPP stock issuance	31		37
Proceeds from exercise of options and warrants	190		147
Dividends paid to non-controlling interest	-		(1,448)
Net proceeds from issuance of common stock	2,408		-
Payments on notes/loans payable	(1,444)		(2,525)
Proceeds from the issuance of notes/loans payable	393		4,770
Payments on line of credit	(1,628)		(4,038)
Net cash (used in) provided by financing activities	(50)		(3,057)

Net change in cash and cash equivalents	(211)		(6,008)

Effect of foreign exchange rates on cash and cash equivalents	578		234

Cash and cash equivalents at beginning of period	1,311		7,085

Cash and cash equivalents at end of period	$1,678		$1,311

Non-cash activities:
Stock issued for services	$-		$298
Declared dividends payable	$32		$24
Right of use asset acquired in exchange for lease liability	$1,110	$
Supplemental disclosure of cash flow information:		$
Cash paid for interest	$3,318		$2,569
Cash paid for income taxes	$-		$66

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine-vision image-processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)
●	Dangot Computers Ltd. (July 2021)

We use patented and proprietary artificial intelligence (AI) technology to deliver data collection, real-time surveillance and monitoring for supply chain management, homeland security, public safety, traffic & parking management, and access control applications. The technology and services we provide helps our clients move people, assets, and data safely and securely through airports, warehouses, schools, national borders, and many other applications and environments.

Our principal solutions include hardware, software, communications, and automated management services. We are an established distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. We provide printing solutions, credit card terminals, automatic kiosks and point-of-care units. We also offer technical service and support. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers, and our team delivers proven problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software, and we are a leading provider of best-in-class mobile and wireless equipment.

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, and transportation and logistics. Since 2014, our annual consolidated revenues have grown to more than $80 million with clients in more than 40 countries. We currently engage with several billion-dollar markets with double-digit growth, including the Global Safe City market and the Ticketless Safe Parking market.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the financial position and results of operations of OMNIQ Corp. and its wholly owned subsidiaries: Quest Marketing, Inc., HTS Image Processing, Inc., OmniQ Vision Inc., HTS Image Ltd., OmniQ Technologies Ltd., and Dangot Computers Ltd.

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

Accounts Receivable

We manage credit risk associated with our accounts receivables at the customer level. Because the same customers typically generate the revenues that are accounted for under both Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Codification Topic 326, Credit Losses (Topic 326), the discussions below on credit risk and our allowances for doubtful accounts address our total revenues from Topic 606 and Topic 326.

Pursuant to Topic 326 for our accounts receivables, we maintain an allowance for doubtful accounts that reflects our estimate of our expected credit losses. Our allowance is estimated using a loss-rate model based on delinquency. The estimated loss rate is based on our historical experience with specific customers, our understanding of our current economic circumstances, reasonable and supportable forecasts, and our own judgment as to the likelihood of ultimate payment based upon available data. We perform credit evaluations of customers and establish credit limits based on reviews of our customers’ current credit information and payment histories. We believe our credit risk is somewhat mitigated by our geographically diverse customer base and our credit evaluation procedures. The actual rate of future credit losses, however, may not be similar to past experience. Our estimate of doubtful accounts could change based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, we may be required to increase or decrease our allowance for doubtful accounts.

Inventory

Substantially all inventory consists of raw materials and finished goods and are valued at the lower of historic cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Historic inventory costs are calculated on a first-in, first-out basis or specific cost.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives. Ordinary repair and maintenance costs are included in sales, general and administrative (“SG&A”) expenses on our consolidated statements of operations. However, expenditures for additions or improvements that significantly extend the useful life of the asset are capitalized in the period incurred. At the time assets are sold or disposed of, the cost and accumulated depreciation are removed from their respective accounts and the related gains or losses are reflected in the statements of operations in gains from sales of property and equipment, net.

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Furniture and fixtures	5 to 7 years
Computer equipment	3 to 5 years
Office equipment	3 to 10 years
Software	3 years
Leasehold improvements	15 years
Vehicles	5 years

Definite-lived Intangible Assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2023 and 2022.

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

Definite-lived intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years with a remaining weighted average lifespan of 7.1 years.

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

Accounts Payable

Accounts payable are made up of payables due to vendors in the ordinary course of business as of December 31, 2023 and 2022. Two vendors made up 38% and one vendor made up 48% of our purchases during the year ended December 31, 2023 and 2022, respectively.

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

Our lease portfolio is substantially comprised of operating leases related to leases of real estate. From time to time, we may also lease various types of small equipment and vehicles.

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

An ROU asset is subject to the same impairment guidance as assets categorized as property and equipment. As such, any impairment loss on ROU assets is presented in the same manner as an impairment loss recognized on other long-lived assets.

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

Revenue Recognition

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. Our contracts are typically governed by a customer purchase order or work order. The contract generally specifies the delivery of what constitutes a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

A contract liability is recognized as deferred revenue when we invoice customers, or receive customer cash payments, in advance of satisfying the related performance obligation(s) under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

We have four main revenue streams: (1) Hardware sales, (2) Hardware installation/configuration, (3) Hardware service contracts, and (4) Third-party software sales. For all these revenue streams, our performance obligations are satisfied at a point in time, and therefore, revenue is recognized at point in time when a customer takes control of the good or asset created by the service. Factors that may indicate transfer of control are when we have the right to receive payment for the good or service, when the legal title of the asset as been transferred, physical possession of the asset has been transferred, the customer obtains the significant risks and rewards of ownership of the asset, and the customer accepts the asset. For some customers, control is transferred when the customer, or the customer’s courier, picks up the hardware from our warehouse. For other customers, control is transferred upon delivery. For hardware sales which also include installation and/or configuration as a single performance obligation, control is transferred only when the hardware is delivered and installed/configured. For hardware service contracts and for third-party software sales, the Company acts as the agent in the transaction, and thus recognizes revenue on a net basis at a point in time when the transaction has been facilitated.

We leverage drop-ship shipments with many of our partners and suppliers to deliver hardware to our customers without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-ship arrangements on a gross basis as the principal in the transaction when the product is received by the customer because we control the product prior to transfer to the customer. We also assume primary responsibility for the fulfillment in the arrangement, we assume inventory risk if something were to happen to the hardware during shipping, we set the price of the product charged to the customer, we assume credit risk for nonpayment by our customer, and we work closely with customers to determine their hardware specifications.

Management reviews historical returns on at least an annual basis to determine the need for an allowance for sales returns. Historically, sales returns have been extremely limited, with the effect on the financial statements immaterial. Sales returns during any particular year are so small and so infrequent that management determined that any material reserve against sales returns would likely not be appropriate.

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

We record stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation (“Topic 718”). Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

The fair value of each stock option grant and warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life consistent with Topic 718. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock options as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed US treasury rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straight-line basis primarily over the vesting period of the options.

Advertising

The Company expenses marketing and advertising costs as incurred. During 2023 and 2022, the Company spent $379 thousand and $630 thousand, respectively, on marketing, trade show, and advertising.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All our continuing operations are conducted in U.S. dollars except for subsidiaries located in Israel. The records of the Israeli operations were maintained in the local currency and translated to the reporting currency as follows: assets and liabilities are translated using the balance sheet period-end date exchange rate. Expenses and income are translated using the weighted average exchange rates for the reporting period. Foreign translation gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income. The aggregate foreign currency transaction loss included in net income for the years ended December 31, 2023 and 2022 was $1 million, respectively.

Income Taxes

We account for our income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets, liabilities, and income taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Income tax expense is based on reported earnings before income taxes.

Our income is subject to taxation in both the U.S. and a foreign jurisdiction, Israel. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company establishes reserves for income-tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe positions do not meet the more-likely-than-not recognition threshold. We adjust uncertain tax liabilities in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of uncertain tax liabilities and changes in liabilities that are considered appropriate.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2023 and December 31, 2022 were 8,412,494 and 7,576,434, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities as of December 31, 2023 and 2022, excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2023	2022
Options to purchase common stock	1,471,407	2,190,583
Warrants to purchase common stock	1,606,734	1,481,734
Potential shares excluded from diluted net loss per share	3,078,141	3,672,317

Reclassifications and Comparability

Certain revenue and cost of goods sold amounts in the financial statements of the prior year have been reclassified to be presented on a net basis rather than a gross to conform to the current year’s presentation for comparative purposes. The total amount reclassified from cost of goods sold to revenue, as a reduction, was $1.8 million. This had no effect on total assets or net income.

Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how entities will measure credit losses for financial assets and certain other instruments that are not measured at fair value through net income. The new expected credit loss impairment model requires immediate recognition of estimated credit losses expected to occur. Additional disclosures are required regarding assumptions, models, and methods for estimating the credit losses. ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, deferred the effective date for non-public companies. The standard is effective for non-public companies for fiscal years beginning after December 15, 2022. We adopted these requirements as of January 1, 2023 with no material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU will be effective for the Company’s fiscal December 31, 2025 year-end, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $45 million as of December 31, 2023
●	Accumulated deficit of $113.9 million as of December 31, 2023
●	Multiple years of losses from operations
●	Year over year decrease in sales
●	Noncompliance with certain debt covenants

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2023, was approximately $42 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past five years.
●	Management finalized a new line of credit with an additional financial institution.
●	In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors.

NOTE 4 – BUSINESS ACQUISITIONS

Dangot Computers Ltd

On May 3, 2021, the Company and Omniq Technologies Ltd., a wholly owned subsidiary of the Company (“Omniq Technologies”) entered into a share purchase agreement (the “Dangot Share Purchase Agreement”) with Mr. Haim Dangot. Pursuant to the Dangot Share Purchase Agreement, Omniq Technologies agreed to purchase 51%, or 5,100 shares, of the capital stock of Dangot Computers Ltd., an Israel company (“Dangot”), from Dangot’s sole shareholder, Haim Dangot, for consideration equivalent to 23,740,500 NIS (New Israeli Shekel), which equaled US $7.6 million (the “Closing Consideration”), based on the exchange rate at the date of acquisition.

The Closing Consideration was paid on July 8, 2021 in the following manner: (a) the Company issued 220,103 shares of its common stock having a share value of $2,084 thousand and (b) cash in the amount of $5,058 thousand, and (c) $600 thousand payable to owner.

Haim Dangot also granted Omniq Technologies an irrevocable option to purchase the remaining 4,900 shares, or 49%, of Dangot’s capital stock (the “Dangot Option”) in the 12-month period following the closing date (the “Dangot Option Period”) at a share purchase price of 465,500 NIS, which equaled US $143 thousand, per each 1% of Dangot’s remaining shares on a fully diluted basis which is the same valuation per share as the purchase price for the 51%. Effective October 1, 2021 the Company exercised a portion of its option and purchased an additional 26% of Dangot bringing its ownership to 77%. The Company paid $4,012 thousand to purchase the additional shares.

On April 1, 2022, the Company closed on its acquisition of Dangot and exercised the remaining portion of its option to purchase 23.0% of the capital stock, thereby making Dangot a fully owned subsidiary of the Company. The Company paid $3,518 thousand to purchase the additional shares. The Company utilized its working capital and a combination of short- and long-term loans.

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

NOTE 5 – CONTRACTS WITH CUSTOMERS

The balance of deferred revenues is included in other current and long-term liabilities on the balance sheet. The following table summarizes changes in deferred revenue as of December 31:

	2023	2022
Beginning balance	$1,393	$2,101
Less amounts recognized during the year	(945)	(711)
Add new deferred revenue	1,827	3
Ending Balance	$2,275	$1,393

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2023	2022
Trade accounts receivable	$19,155	$24,348
Less allowance for doubtful accounts	(501)	(455)
Total accounts receivable (net)	$18,654	$23,893

Accounts receivable as of December 31, 2023 and 2022 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the balance of accounts receivable for either period.

NOTE 7 – INVENTORY

Inventory consisted of the following as of December 31:

In thousands	2023	2022

Raw materials	$457	$649
Inventory in transit	737	2,004
Finished goods	5,072	6,350
Less allowance for obsolescence	(238)	(277)
Total inventories	$6,028	$8,726

NOTE 8 – PROPERTY AND EQUIPMENT

The following is a summary of the components of property and equipment as of December 31:

In thousands	2023	2022
Manufacturing and lab equipment	$673	$98
Leasehold improvements	647	521
Software and computer equipment	429	987
Furniture and equipment	232	236
Vehicle	251	274

Less: accumulated depreciation	(1,166)	(1,030)
	$1,066	$1,086

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $464 thousand and $324 thousand, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Impairment of Goodwill – During the year ended December 31, 2023 the Company experienced significant decline in our stock price and sustained losses from operations. Therefore, we completed a quantitative goodwill impairment analysis as of December 31, 2023. The results of the analysis during the fourth quarter indicated an impairment loss for goodwill related to acquisitions prior to 2021, and we recorded a non-cash impairment of $14.7 million. Accumulated impairment of goodwill for the years ended December 31, 2023 and 2022 was $14.7 million and $0, respectively.

Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over the estimated useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2023 and 2022 was $1.6 million and $1.8 million, respectively

Goodwill assets consisted of the following as of December 31:

In thousands	2023	2022
Goodwill balance, beginning of year	$16,542	$16,453
Impairment loss	(14,686)	-
Effective foreign exchange rates	(68)	89
Goodwill balance, end of year	$1,788	$16,542

Intangible assets consisted of the following as of December 31:

In thousands	2023	2022
Trade names	6,227	6,284
Customer relationships	15,591	15,729
Other intangibles	2,173	2,216
Accumulated amortization	(18,333)	(16,761)
Intangibles, net	$5,658	$7,468

The future amortization expense on the trade names, customer relationships, and other intangibles are as follows:

In thousands
Years ending December 31,
2024	$942
2025	776
2026	776
2027	776
2028	659
Thereafter	1,729

Total	$5,658

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2023 and 2022.

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring, and revolving credit facilities with banks and finance companies to provide working capital.

On March 25, 2022 we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish a credit facility, whereby we could obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Gross proceeds received during the years ended December 31, 2023 and 2022 were $35 million and $50 million, respectively. This agreement was terminated in 2023.

The annual interest rate with respect to the daily average balance of unpaid advances outstanding under the BFA (computed on a monthly basis) was equal to the “Prime Rate” of Wells Fargo Bank N.A. plus 1.5%, plus a monthly fee equal to 0.15% of the average outstanding balance. The BFA credit facility was collateralized with a senior security interest in certain assets of the Company. The BFA included customary representations and warranties and default provisions for transactions of this type.

NOTE 11 – RELATED PARTY NOTES PAYABLE

Related party notes payable, consisted of the following as of December 31:

	2023	2022
In thousands
Note payable – Marin	$-	$180
Note payable – Thomet		113
Total notes payable, related parties	$-	$293

The remaining balances were paid in full during the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, the Company recorded interest expense in connection with these notes in the amount of $1 thousand and $8 thousand, respectively.

Note Payable – Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note was payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of December 31, 2023 and 2022, was $73 thousand and $72 thousand, respectively. Accrued interest was payable at maturity.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired his company (in 2014). The Thomet Note was payable in 60 monthly principal payments of $13 thousand beginning in October 2018.

NOTE 12 – OTHER NOTES PAYABLE

Other notes payable consists of the following as of December 31,

In thousands	2023	2022
Notes Payable - other	$10,461	$11,627
Less current portion	(10,196)	(11,572)
Long Term Notes Payable	$265	$55

Future maturities of notes payable are as follows for the years ending December 31, 2023:

In thousands

2024	$10,196
2025	265
Total	$10,461

Other Notes Payable

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totaling NIS 3 million, approximately US $0.9 million. The note accrues interest at 7.5% per annum and is payable in 36 instalments of principal and interest over 3 years.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 5.5 million, approximately US $1.5 million. The note accrues interest at 7.3% per annum.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.75% per annum and is payable in 36 monthly installments.

As of December 31, 2023, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all full-time employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan, so the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. The plan also includes a 401(k)-savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the years ending December 31, 2023 and 2022, the company has elected to match; the total expense was $109 thousand and $122 thousand, respectively.

Operating Leases

As of December 31, 2023, we had 5 Operating leases as follows:

●	Office space in Salt Lake City UT with monthly payments of $24 thousand. As of December 31, 2023, the Company had 32 months remaining on the lease.

●	Office space in Anaheim, CA with monthly payments of $4 thousand. As of December 31, 2023, the Company had 27 months remaining on the lease.

●	Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 784,380. As of December 31, 2023, the Company had 11 months remaining on the lease.

●	We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 18,814. As of December 31, 2023, the Company had 12 months remaining on the lease.

●	We lease office and warehouse space for our products and technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 41,200. AS of December 31, 2023, the Company had 18 months remaining on the lease.

Other information related to our operating leases is as follows:

In thousands
ROU asset - January 1, 2022	$3,556
Amortization	(1,000)
Effective foreign exchange rates	(256)
Increase	-
ROU asset - December 31, 2022	2,300
Increase	1,164
Decrease	(437)
Effective foreign exchange rates	(273)
Amortization	(892)
ROU asset – December 31, 2023	$1,862

In thousands
Lease liability – January 1, 2022	$3,607
Increase	-
Effective foreign exchange rates	(261)

Amortization	(1,000)
Lease liability – December 31, 2022	2,346
Increase	936
Decrease	(661)
Effective foreign exchange rates	179
Amortization	(904)
Lease liability - December 31, 2023	$1,896

As of December 31, 2023, our operating leases had a weighted average remaining lease term of 19.81 months and a weighted average discount rate of 6%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2023:

In thousands
Year	Minimum lease payments
2024	$990
2025	707
2026	379
Total	2,076
Less interest	(180)
Present value of future minimum lease payments	1,896
Less current obligations	(885)
Long term lease obligations	$1,011

LITIGATION

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was settled in February 2024.

The company is not a party to any other pending material legal proceeding in which it is defending against any claims of material significance. To the knowledge of management, no federal, state or local government agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record, or beneficiary of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 14 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2023 and 2022, there were 2,000,000 Series A preferred shares authorized and zero Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2023 and 2022, there was one preferred share authorized and zero preferred shares outstanding.

Series C

As of December 31, 2023 and 2022, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 and 544,500 issued and outstanding, respectively. The Series C shares have preferential rights above common shares and the Series B Preferred Shares, are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum, and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2023 and 2022, the accrued dividends on the Series C Preferred Stock was $181 thousand and $153 thousand, respectively.

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

COMMON STOCK

In October 2021, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Plan. On October 23, 2022 19,000 stock options were granted to employees as part of the Plan. No shares were issued under the Plan in 2023.

In December 2015, our Board of Directors approved the OMNIQ’s Employee Stock Purchase Plan (the “ESPP”). For the years ending December 31, 2023 and 2022, employees purchased 14,838 ($31 thousand) shares and 7,025 ($37 thousand) shares of commons stock.

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

The gross proceeds from the Offering were approximately $3.0 million before deducting underwriting discounts and commissions and other offering expenses payable by the Company and assuming no exercise of the Underwriters’ option to purchase additional shares.

Warrants and Stock Options

The valuation assumptions used to determine the fair value of each option and warrant awarded during the year ended December 31, 2023 are as follows: expected stock price volatility 126.44%, expected term in years 3.25, and risk-free interest rate 4.73%. The estimated fair value of the warrants were $.55.

The valuation assumptions used to determine the fair value of each option and warrant awarded during the year ended December 31, 2022 are as follows: expected stock price volatility ranged from 104.33% to 126.44%, expected term in years 3.25, and risk-free interest rate ranged from 1.76% to 4.52%.

No warrants were exercised during the years ended December 31, 2023 or 2022.

The following table summarizes information about warrants granted during the years ended December 31:

	2023		2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance, beginning of year	1,481,734	$7.34	1,378,929	$7.40
Warrants granted	225,000	1.00	112,805	6.59
Warrants expired	(100,000)	10.00	(10,000)	8.00
Warrants exercised	-	-	-	-
Balance, end of year	1,606,734	6.28	1,481,734	7.34
Exercisable warrants	1,359,234	$7.16	1,424,234	$7.38

Outstanding warrants as of December 31, 2023 are as follows:

Range of Exercise Prices	Weighted Average Residual Life Span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

1.00	4.78	225,000	$1.00	-	$1.00
5.91	3.33	40,000	5.91	25,000	5.91
6.95	3.23	42,805	6.95	42,805	6.95
7.00	1.62	877,500	7.00	870,000	7.00
7.50	2.68	250,000	7.50	250,000	7.50
7.70	3.52	171,429	7.70	171,429	7.70
1.00 to 10.00	2.68	1,606,734	$6.28	1,359,234	$7.16

Warrants outstanding have the following expiry date and exercise prices as of the years ended December 31:

Expiry Date	Exercise Prices	2023	2022

May 18, 2023	10.00	-	50,000
October 14, 2023	10.00	-	50,000
October 06, 2024	7.00	847,500	847,500
September 01, 2025	7.50	83,334	83,334
June 04, 2026	7.50	83,333	83,333
July 7, 2026	7.70	171,429	171,429
December 04, 2027	7.50	83,333	83,333
March 25, 2027	6.95	42,805	42,805
May 1, 2027	7.00	30,000	30,000
May 1, 2027	5.91	40,000	40,000
October 11, 2028	1.00	225,000	-
		1,606,734	1,481,734

We have a stock option plan whereby the Board of Directors may grant directors, officers, employees, or consultants of the Company options to acquire common shares. The Board of Directors has the authority to determine the terms, limits, restrictions and conditions, interpret the plan, and make all decisions relating thereto. The current plan was adopted by the board of directors in December 2021 with a maximum of 1,118,856 shares to be issued.

The option exercise price is established by the Board of Directors and may not be lower than the market price of the common shares at the time of grant. The options may be exercised during the option period determined by the Board of Directors, which may vary, but will not exceed ten years from the date of the grant.

For options exercised during the year ended December 31, 2023, the difference between the fair value of the Common Stock issued and the respective exercise price was $373 thousand. As of December 31, 2023, the intrinsic value for vested stock options was $0.

For options exercised during the year ended December 31, 2022, the difference between the fair value of the Common Stock issued and the respective exercise price was $369 thousand. As of December 31, 2022, the intrinsic value for vested stock options was $477 thousand.

As of December 31, 2023 the total compensation cost related to nonvested awards not yet recognized was $355 thousand. The weighted average period over which it is expected to be recognized is 2 months.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31,

	2023		2022
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Balance, beginning of year	2,190,583	$5.00	1,559,300	$4.58

Stock options granted	-	-	841,500	-
Stock options expired	(287,750)	-	-	-
Stock options cancelled, forfeited	(208,574)	-	(9,000)	-
Stock options exercised	(235,426)	-	(201,217)	-

Balance, end of year	1,458,833	4.97	2,190,583	5.00

Exercisable stock options	1,354,896	$4.94	1,420,312	$4.96

Stock options outstanding at the end of the year have the following expiry date and exercise prices as of December 31,

Expiry Date	Exercise Prices	2023	2022

February 28, 2023	5.00		20,000
March 05, 2023	2.40		242,000
July 31, 2023	5.00		127,500
October 31, 2023	4.40		10,000
November 30, 2023	5.40		120,250
November 20, 2024	10.00		125,000
April 20, 2025	4.20	10,000	10,000
March 1, 2027	5.14	563,500	648,500
March 1, 2027	5.65	140,000	140,000
May 1, 2027	5.90	30,000	30,000
October 31, 2027	5.98	17,000	19,000
September 30, 2030	4.40	318,333	318,333
September 30, 2030	4.84	380,000	380,000
		1,458,833	2,190,583

We recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31,

	2023	2022
In thousands
Stock Compensation	$273	$1,321
Stock Option vesting	1,682	1,852
Total	$1,955	$3,173

NOTE 15 – RELATED PARTY TRANSACTIONS

In February 2020 we amended the consulting agreement with Mr. Carlos J. Nissensohn, a principal shareholder of the Company and a family member of a director and former officer of the Company. The terms and condition of the contract are as follows:

●	Monthly Fee: a monthly fee of $30,000.
●	Debt Financing Fee: If the Company procures debt financing during the term of this Agreement and without any equity component, then the Consultant, who shall have coordinated the transaction through which the Company procured the debt financing, shall be entitled to 5% of the gross funds raised; however if the Company is required to pay a success fee to another external entity, the Consultant shall be entitled to only 3% of the gross funds raised. Consultant’s right to receive such fee shall remain in force for a period of 24 months immediately following the termination of this Agreement.
●	Equity Financing Fee: If the Company procures equity financing in an amount equal to or greater than $2,000,000 during the term of this Agreement, then the Consultant shall be entitled to a success fee of $60,000 upon the Company’s receipt of at least $2,000,000. Consultant’s right to receive such fee shall remain in force for a period of 24 months immediately following the termination of this Agreement. If the Company procures equity financing in an amount equal to or greater than $4,000,000 during the term of this Agreement, then the Consultant shall be entitled to a success fee of $180,000 upon the Company’s receipt of at least $4,000,000. Consultant’s right to receive such fee shall remain in force for a period of 24 months immediately following the termination of this Agreement. If the Company procures equity financing in an amount equal to or greater than $6,000,000 during the term of this Agreement, then the Consultant shall be entitled to a success fee to be determined by the Board of Directors but not less than $250,000 upon the Company’s receipt of at least $6,000,000. Consultant’s right to receive such fee shall remain in force for a period of 24 months immediately following the termination of this Agreement.
●	Uplisting to National Exchange. If the Consultant assists in the planning and monitoring of a successful listing or offering of securities by the Company, or any subsidiary thereof, on the NASDAQ or New York Stock Exchange markets and such a listing or offering shall be consummated within 24 months as of the date hereof, then the Consultant shall be entitled to a $80,000 onetime payment which shall be paid on the 1st day that the OMNIQ shares become traded on such national exchange.
●	M&A Fee:

○	If the Company closes any M&A transaction with a third party target during the term of this Agreement, then the Consultant shall be entitled to a success fee in the amount equal to five percent (5%) of the total transaction price, in any combination of cash and shares to be determined by OMNIQ, to be paid to the Consultant within two (2) weeks of the closing of such transaction. In the event an external entity is entitled to a success fee from the same M&A transaction, the Consultant’s fee shall be reduced to no less than two and one-half percent (2.5%) and such amount reduced from Consultant’s fee shall be reallocated to the fee due to such external entity.
○	If the Company closes any M&A transaction in which it is the acquired company, then the Consultant shall be entitled to a success fee in the amount equal to two percent (2%) of the total transaction price, in any combination of cash and shares to be determined by the Company, to be paid to the Consultant within two (2) weeks of the closing of such transaction.
○	The fees described in this Section 2(e) shall also apply to any M&A transaction that closes after the term of this Agreement but which the Consultant substantially contributed to prior to the termination of this Agreement.

●	Foreign Sales Fee: Consultant shall be entitled to a fee equal to five percent (5%) of the year-to-year growth in the Company’s foreign sales of its products and services during the term of the Agreement. Such fee shall be paid within a reasonable time after the end of each fiscal year. If this Agreement is terminated prior to the end of a fiscal year, then the Consultant shall be entitled to receive a pro-rated amount of the sales growth realized by the Company that year.

NOTE 16 – CONCENTRATION AND GEOGRAPHIC DATA

For the year ended December 31, 2023, no customer accounted for more than 10% of the Company’s revenues. For the year ended December 31, 2022, one customer accounted for 30% of the Company’s revenues.

Information about Geographic Areas

Revenues by geography are based on the shipping addresses of our customers. The following tables set forth revenues by geographic area for the years ended December 31,

In thousands	2023	2022
Revenues:
United States	$33,666	$49,236
Israel	35,804	42,217
Russia	9,215	-
Rest of the world	2,508	9,305
Total revenues	$81,193	$100,758

The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds, export duties, quotas and embargoes, domestic and international customs and tariffs, changing taxation policies, foreign exchange restrictions, political conditions, and governmental regulations.

We are closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023 including potential impacts to The Companies business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to The Company are expected to be minimal but is subject to change given the volatile nature of the situation.

NOTE 17 – INCOME TAX

For the year ended December 31, 2023, the Company has $741 thousand of current income tax expense (US State & Local and Foreign) and $221 thousand deferred income tax benefit.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2023	2022
Reserves and deferred revenue	$1,213	$411
163(j) Limitation	3,165	2,260
Foreign deferred tax assets	356	135
Net operating loss	10,731	8,353
Total gross deferred tax assets	15,465	11,158
Less: Valuation Allowance	(14,947)	(10,890)
Net deferred tax assets	518	269

Deferred tax liabilities
Depreciation	(162)	(134)
Total deferred tax liabilities	(162)	(134)

Net deferred tax assets	$356	$135

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2023	2022
Net deferred tax assets	$15,303	$11,025
Valuation allowance	(14,947)	(10,890)
Total deferred tax assets	$356	$135

The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $14.9 million and $10.9 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% valuation allowance, against its U.S. net deferred tax assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31,:

	2023	2022
Federal statutory tax rate	21.00%	21.00%
State taxes	(.03)%	(0.07)%
Foreign income taxes	(5.79)%	(4.45)%
Change in valuation allowance	(6.66)%	(16.13)%
Return to provision adjustments	(0.00)%	(.03)%
Goodwill amortization	(10.31)%	(.76)%

Effective tax rate	(1.79)%	(.44)%

The Company reported no uncertain tax liability as of December 31, 2023 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2020, 2021, 2022, and 2023 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2023, the Company had a net operating loss (NOL) carryforward of approximately $43.8 million. A portion of the NOL carryforward begins to expire in 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 18 – SUBSEQUENT EVENTS

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Finance, LLC (“Prestige”), in which Quest has sold, transferred and assigned all of its rights, title and interest to specific accounts receivable owed to Quest. The maximum outstanding balance of Quest to Prestige shall be $7.5 million.

In addition, Prestige’s purchase from Quest shall be at a discount. The discount shall be based on the number of days an account is outstanding. The discount fee shall be as follows: If paid within 30 days a discount fee of 1.50% plus an additional .50% for each 10-day period thereafter up to a maximum of 90 days.

On January 30, 2024, OMNIQ Corp. (the “Company’), its wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), CodeBlocks Ltd. (CodeBlocks”). and CodeBlock’s owners, Alina Lifshits and Erez Attia entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044 based on today’s exchange rate). The consideration is payable in seven equal installments with the final payment due on January 11, 2025. The purchase Agreement closed on February 1, 2024.

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.

3.1	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, dated November 18, 2019 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2019.

3.2	Amendment to Certificate of Designation of Series C Preferred Stock on June 17, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2016.

3.3	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, of OMNIQ Corp., dated September 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.2*	Description of Securities

4.3	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.4	Form of Warrant, incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

10.1	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.2	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.14	Consulting Agreement by and between the Company and Carlos J Nissensohn dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

27

10.36	Neev Nissenson Employment Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.37	Asset Purchase Agreement, dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.38	Shai Lustgarten Employment Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.39	Consulting Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.40	Asset Purchase Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.41	Employment Agreement with Shai Lustgarten on September, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.42	Consulting Agreement with Carlos J. Nissensohn on September, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.43	2023 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A

10.44	Asset Purchase Agreement dated January 18, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024

10.45	Share Purchase Agreement dated January 30, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024

14.1*	Code of Ethics

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of our Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.4*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. NONE.

28