Form 10-Q
period 2024-03-31
OMNIQ Corp.
filed 2024-05-15
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,692,891 shares of common stock, $0.001 par value, as of May 2, 2024.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$881	$1,678
Accounts receivable, net	18,429	18,654
Inventory	5,676	6,028
Prepaid expenses	806	969
Other current assets	319	25
Total current assets	26,111	27,354

Property and equipment, net of accumulated depreciation of $1,782 and $1,030 respectively	981	1,066
Goodwill	2,891	1,788
Trade name, net of accumulated amortization of $4,888 and $4,564, respectively	1,312	1,377
Customer relationships, net of accumulated amortization of $11,950 and $11,001, respectively	3,575	3,777
Other intangibles, net of accumulated amortization of $1,675 and $2,216, respectively	478	504
Right of use lease asset	1,548	1,862
Other assets	1,965	1,758
Total Assets	$38,861	$39,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$57,145	$56,741
Line of credit	391	240
Accrued payroll and sales tax	2,311	1,537
Notes payable – current portion	9,451	10,196
Lease liability – current portion	758	885
Other current liabilities	2,430	3,106
Total current liabilities	72,486	72,705

Long term liabilities
Accrued interest and accrued liabilities, related party	73	73
Notes payable, less current portion	1,392	265
Lease liability, less current portion	820	1,011
Other long-term liabilities	619	452
Total liabilities	75,390	74,506

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 15,000,000 shares authorized; 10,690,211 and 10,675,802 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	78,639	78,340
Accumulated (deficit)	(115,972)	(113,923)
Accumulated other comprehensive income	792	551
Total OmniQ stockholders’ equity (deficit)	(36,529)	(35,020)

Total liabilities and equity (deficit)	$38,861	$39,486

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three months ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenues	$18,317	$27,821

Cost of goods sold	13,259	22,099

Gross profit	5,058	5,722

Operating expenses
Research & Development	405	423
Selling, general and administrative	5,565	6,766
Depreciation	116	108
Amortization	231	436
Total operating expenses	6,317	7,733
Loss from operations	(1,259)	(2,011)

Other income (expenses):
Interest expense	(917)	(938)
Other (expenses) income	31	(751)
Total other expenses	(886)	(1,689)
Net Loss Before Income Taxes	(2,145)	(3,700)
Provision for Income Taxes
Current	47	193
Total Provision for Income Taxes	47	193

Net Loss	$(2,098)	$(3,507)
Foreign currency translation adjustment	241	457
Comprehensive loss	$(1,857)	$(3,050)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(2,098)	$(3,507)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(7)	(8)
Net loss attributable to common stockholders’ of OmniQ Corp	$(2,105)	$(3,515)
Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.20)	$(0.45)
Weighted average number of common shares outstanding - basic and diluted	10,688,340	7,749,870

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	$211	$(10,526)

Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
ESPP Stock Issuance	-	-	2	-	10	-	-	10
Stock and Warrant issued for services	-	-	10	-	45	-	-	45
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	516
Exercise of stock options and warrants	-	-	156	-	173	-	-	173
Conversion of shares	(42)	-	2	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	457	457
Net (loss) income	-	-	-	-	-	(3,507)	-	(3,507)
Balance, March 31, 2023	502	$1	7,884	8	74,458	(87,975)	668	$(12,840)
Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)
Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
ESPP Stock Issuance	-	-	15	-	6	-	-	6
Stock-based compensation – options, warrants, issuances	-	-	-	-	293	-	-	293
Acquisition of Codeblocks		-		-	-	56	-	56
Cumulative Translation Adjustment	-	-	-	-	-	-	241	241
Net (loss) income	-	-	-	-	-	(2,098)	-	(2,098)
Balance, March 31, 2024	502	$1	10,690	$11	$78,639	$(115,972)	$792	$(36,529)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(UNAUDITED)

(In thousands)	2024	2023
Cash flows from operations
Net loss	$(2,098)		$(3,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	293		516
Stock and warrant issued for services	-		45
Depreciation and amortization	347		544
Amortization of ROU asset	299		281
Changes in operating assets and liabilities:
Accounts receivable	(508)		(2,228)
Prepaid expenses	181		(384)
Inventory	640		(395)
Other assets	242		104
Accounts payable and accrued liabilities	696		3,954
Accrued interest and accrued liabilities, related party	-		1
Accrued payroll and sales taxes payable	795		91
Lease liability	(302)		(282)
Deferred tax assets, net	(719)		(37)
Other liabilities	(489)		8
Net cash used in operating activities	(623)		(1,289)

Cash flows from investing activities
Purchase of property and equipment	(48)		(341)
Net cash used in investing activities	(48)		(341)

Cash flows from financing activities
Proceeds from ESPP stock issuance	6		10
Proceeds from exercise of options and warrants	-		173
Payments on notes/loans payable	(1,133)		(544)
Proceeds from draw on line of credit	156		3,361
Net cash (used in) provided by financing activities	(971)		3,000

Net change in cash and cash equivalents	(1,642)		1,370

Effect of foreign exchange rates on cash and cash equivalents	845		549

Cash and cash equivalents at beginning of period	1,678		1,311

Cash and cash equivalents at end of period	$881		$3,230

Non-cash activities:
Declared dividends payable	$7		$8
Net assets acquired in business combination	$1,284		$-
Supplemental disclosure of cash flow information:		$
Cash paid for interest	$916		$938
Cash paid for taxes	$-		$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of OMNIQ Corp, and its wholly owned subsidiaries, referred to herein as “we,” “us,” “OMNIQ,” or the “Company.” Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in the 2023 Form 10-K. During the three-month period ended March 31, 2024, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended March 31, 2024, and 2023 were 10,688,340 and 7,749,870, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	March 31, 2024	March 31, 2023
Options to purchase common stock	1,372,333	1,907,583
Warrants to purchase common stock	1,606,734	1,481,734
Potential shares excluded from diluted net loss per share	2,979,067	3,389,317

Reclassifications and Comparability

Certain revenue and cost of goods sold amounts in the financial statements of the prior period have been reclassified to be presented on a net basis rather than a gross to conform to the current period’s presentation for comparative purposes. The total amount reclassified from cost of goods sold to revenue, as a reduction, was $225 thousand. This had no effect on total assets or net income.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $46.4 million as of March 31, 2024
●	Accumulated deficit of $116 million as of March 31, 2024
●	Multiple years of losses from operations

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of March 31, 2024, was approximately $45 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past five years.
●	Management finalized a new line of credit with an additional financial institution.
●	In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors.

NOTE 3 – CONCENTRATIONS

For the three-months ended March 31, 2024, and 2023, one customer accounted for 25% and two customers accounted for 30%, respectively, of the Company’s consolidated revenues.

Accounts receivable at March 31, 2024 and December 31, 2023 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the outstanding receivables as of March 31, 2024, or December 31, 2023.

For the three months ended March 31, 2024, and the year ended December 31, 2023 two vendors made up 49%, respectively, of our purchases.

NOTE 4 – BUSINESS COMBINATIONS

CodeBlocks LTD

On January 30, 2024, OMNIQ’s wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with CodeBlocks Ltd. (CodeBlocks”) and CodeBlocks’ owners, Alina Lifshits and Erez Attia pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044). The consideration is payable in seven equal installments with the final payment due on January 11, 2025. The note has no explicit interest rate so the Company used an implicit interest rate of 8%; therefore the present value for the acquisition was NIS 4,356,720, approximately $1,190,360. The purchase Agreement closed on February 1, 2024. As of March 31, 2024, the total amount outstanding is NIS 4.4 million, approximately $1 million USD, and is presented on the balance sheet in short- and long-term notes payable.

Neway Distribution LTD

On February 15, 2024, Dangot divested its 50% equity interest in Neway Distribution LTD for consideration of approximately NIS 1 million—which was the carrying amount of the equity investment on Dangot’s balance sheet as of the date of the sale.

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	March 31, 2024	December 31, 2023

Raw materials	$424	$457
Inventory in transit	608	737
Finished goods (less allowance)	4,644	4,834
Total inventories	$5,676	$6,028

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us with working capital.

On March 25, 2022, we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish the sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Pursuant to the BFA, the outstanding principal amount of advances made by BridgeBank at any time shall not exceed $8.5 million. BridgeBank reserves and withholds to 15% of the face amount of each account purchased in a reserve account. This agreement was terminated in November 2023.

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

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement with Prestige Capital Finance, LLC (“Prestige”), in which Quest has sold, transferred and assigned all of its rights, title, and interest to specific accounts receivable owed to Quest. The maximum outstanding balance of Quest to Prestige shall be $7.5 million. The discount fee starts at 1.5% and increases based on the age of the outstanding receivables. The balance as of March 31, 2024, was $0.

NOTE 7 – RELATED PARTY NOTES PAYABLE

NOTE 8 – OTHER NOTES PAYABLE

(In thousands)	March 31, 2024	December 31, 2023
Note payable other	9,818	10,461
Acquisition payable	1,025	-
Total	10,843	10,461
Less current portion	(9,451)	(10,196)
Long-term notes payable	$1,392	$265

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

NOTE 9 – OTHER LIABILITIES

(In thousands)	March 31, 2024	December 31, 2023
Other vendor payable	$803	$803
Dividend payable	189	182
Others	2,057	2,573
Total other liabilities	3,049	3,558
Less Current Portion	(2,430)	(3,106)
Total long-term other liabilities	$619	$452

The balance of deferred revenues is included in other current and long-term liabilities on the balance sheet. The following table summarizes changes in deferred revenue as of March 31:

	2024	2023
Beginning balance	$2,275	$1,393
Less amounts recognized during the year	(1,352)	(945)
Add new deferred revenue	803	1,827
Ending Balance	$1,726	$2,275

NOTE 10 – OTHER INCOME

For the three months ended March 31, 2024, the Company received government relief funds in the amount of approximately NIS 1.7 million or US $609 thousand.

NOTE 11 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2024, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of March 31, 2024, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2024, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of March 31, 2024, the accrued dividends on the Series C Preferred Stock was $189 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No options were issued in the three months ended March 31, 2024 or 2023.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the three months ending March 31, 2024, employees purchased 14,409 shares or $6 thousand of common stock.

NOTE 12 – LITIGATION

The company is not a party to any pending legal proceeding in which it is defending against any claims of material significance. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than five percent of the Company’s Common Stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

NOTE 13 – SUBSEQUENT EVENTS

On April 8, 2024, stockholders approved the amendment of the Company’s Certificate of Incorporation to increase the amount of authorized common stock to 35,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by, or that include the words “may”, “could”, “would”, “should”, “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, “intend”, “foresee” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new marketing applications, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. In addition, even if our actual results are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results may not be indicative of results or developments in subsequent periods. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage credit and debt structures from vendors, debt holders, and secured lenders.

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	Competitive pressures;

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

●	Compliance with laws and regulations, including those relating to environmental matters, corporate governance matters and tax matters, as well as any future changes to such laws and regulations; and

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our 2023 Form 10-K and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our website at www.omniq.com.

Introduction

We use patented and proprietary artificial intelligence (AI) technology to deliver data collection, real-time surveillance and monitoring for supply chain management, homeland security, public safety, traffic & parking management, and access control applications. The technology and services we provide help our clients move people, assets, and data safely and securely through airports, warehouses, schools, national borders, and many other applications and environments.

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

OVERVIEW

The Company’s sales from operations for the three months ended March 31, 2024, were $18.3 million, a decrease of approximately $9.5 million, or 34%, over the three months ended March 31, 2023.

The loss from operations for the three months ended March 31, 2024, was $1.3 million, a decrease of $752 thousand compared with the loss in the three months ended March 31, 2023, of $2 million. Basic loss per share from continuing operations for the three months ended March 31, 2024, was ($0.20) versus ($0.45) per share for the same period in 2023. Comprehensive loss for the three months ended March 31, 2024 and 2023 was $1.9 million and $3.1 million respectively, the only component to comprehensive loss besides net loss is foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, the Company had cash in the amount of $881 thousand and a working capital deficit of $46.4 million, compared to cash in the amount of $1.7 million, and a working capital deficit of $45.4 million as of December 31, 2023. The Company had stockholders’ deficit attributable to OmniQ stockholders of $36.5 million and $35 million as of March 31, 2024, and December 31, 2023, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $115.9 million and $113.9 million as of March 31, 2024, and December 31, 2023.

The Company’s operations used net cash of $623 thousand and $1.3 million in the three months ended March 31, 2024, and 2023, respectively. The decrease in cash used in operations of $666 thousand is due to the decrease in revenue.

The Company’s cash used in investing activities was $48 thousand for the three months ended March 31, 2024, compared to cash used in investing activities of $341 thousand for the three months ended March 31, 2023.

The Company’s financing activities used $971 thousand of cash during the three months ended March 31, 2024, and provided $3 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company made payments of $1.1 million on its notes payable, and during the three months ended March 31, 2023, made payments of $544 thousand on its notes payable. Additionally, the Company borrowed $156 thousand on the Company’s line of credit during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, when $3.4 million was borrowed on the Company’s line of credit.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	For the three months ended March 31,		Variation
In thousands	2024	2023	$	%
Revenue	$18,317	$27,821	$(9,504)	(34.16%)
Cost of Goods sold	13,259	22,099	(8,840)	(40.00%)
Gross Profit	5,058	5,722	(664)	(11.60%)
Operating Expenses	6,317	7,733	(1,416)	(18.31%)
Loss from operations	(1,259)	(2,011)	752	(37.39%)
Net loss	(2,098)	(3,507)	1,409	(40.17%)
Net Loss per common Share from continuing operations	$(0.20)	$(0.45)	$0.25	(56.38%)

Revenues

For the three months ended March 31, 2024, and 2023, the Company generated net revenues in the amount of $18.3 million and $27.8 million, respectively. The decrease between the three-month periods was attributable to delays in projects and a slower demand.

Cost of Goods Sold

For the three months ended March 31, 2024, and 2023, the Company recognized a total of $13.3 million and $22 million, respectively, of cost of goods sold. For the three months ended March 31, 2024, and 2023, cost of goods sold were 72% and 79% of net revenues, respectively.

Operating expenses

Total operating expenses for the three months ended March 31, 2024, and 2023 recognized was $6.3 million and $7.7 million, respectively, representing a 18% decrease. The decrease in operating expenses was due primarily to management’s cost savings plan.

Research and Development – Research and development expenses for the three months ended March 31, 2024, and 2023 totaled $405 thousand and $423 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended March 31, 2024, and 2023 totaled $5.6 million and $6.8 million, respectively, representing a 18% decrease. The decrease was due primarily to management’s cost savings plan.

Depreciation – Depreciation expenses for the three months ended March 31, 2024, and 2023 totaled $116 thousand and $108 thousand, respectively, representing a 7% increase. The increase is directly related to the acquisition of additional fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended March 31, 2024, and 2023 totaled $231 thousand and $436 thousand, respectively. The decrease is due to diminishing life of intangibles.

Other income and expenses

Interest Expense – Interest expense for the three months ended March 31, 2024, totaled $917 thousand, as compared to $938 thousand for the three months ended March 31, 2023. The decrease is primarily attributable to the reduced line of credit.

Inflation

The Company’s results of operations have not been materially affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such an evaluation, our CEO concluded that, as of March 31, 2024, our internal controls over financial reporting were not effective.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

We intend to furnish our stockholders with annual reports which will be filed electronically with the SEC containing the consolidated financial statements audited by our independent auditors, and to make available to our stockholder’s quarterly reports for the first three quarters of each year containing unaudited interim consolidated financial statements.

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

Date: May 15, 2024

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

