Form 10-Q
period 2024-09-30
OMNIQ Corp.
filed 2024-11-14
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,712,930 shares of common stock, $0.001 par value, as of October 29, 2024.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	September 30, 2024	December 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$1,234	$1,678
Accounts receivable, net	17,512	18,654
Inventory	5,651	6,028
Prepaid expenses	1,054	969
Other current assets	40	25
Total current assets	25,491	27,354

Property and equipment, net of accumulated depreciation of $1,851 and $1,166 respectively	843	1,066
Goodwill, net of accumulated impairment of $0 and $14,868, respectively	2,869	1,788
Trade name, net of accumulated amortization of $4,974 and $4,850, respectively	1,212	1,377
Customer relationships, net of accumulated amortization of $12,256 and $11,814, respectively	3,234	3,777
Other intangibles, net of accumulated amortization of $1,711 and $1,669, respectively	430	504
Right of use lease asset	1,293	1,862
Other assets	1,821	1,758
Total Assets	$37,193	$39,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$61,020	$56,741
Line of credit	562	240
Accrued payroll and sales tax	2,392	1,537
Notes payable – current portion	8,651	10,196
Lease liability – current portion	745	885
Other current liabilities	2,420	3,106
Total current liabilities	75,790	72,705

Long-term liabilities
Accrued interest and accrued liabilities, related party	73	73
Notes payable, less current portion	538	265
Lease liability	518	1,011
Other long-term liabilities	501	452
Total liabilities	77,420	74,506

Stockholders’ deficit
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 10,712,930 and 10,675,802 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	78,708	78,340
Accumulated (deficit)	(120,631)	(113,923)
Accumulated other comprehensive income	1,684	551
Total OmniQ stockholders’ deficit	(40,227)	(35,020)
Total liabilities and deficit	$37,193	$39,486

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months		For the nine months ended
	ending September 30,		September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$18,549	$17,244	$55,923	$65,111

Cost of goods sold	14,599	13,235	42,031	51,494

Gross profit	3,950	4,009	13,892	13,617

Operating expenses
Research & Development	261	482	1,128	1,464
Selling, general and administrative	4,355	5,585	14,944	17,667
Depreciation	90	146	298	349
Amortization	228	418	686	1,276
Total operating expenses	4,934	6,631	17,056	20,756
Loss from operations	(984)	(2,622)	(3,164)	(7,139)

Other income (expenses):
Interest expense	(929)	(898)	(2,640)	(2,575)
Other (expenses) income	268	(1,000)	(1,032)	(2,473)
Total other expenses	(661)	(1,898)	(3,672)	(5,048)
Net Loss Before Income Taxes	(1,645)	(4,520)	(6,836)	(12,187)
Provision for Income Taxes
Current	46	215	94	509
Total Provision for Income Taxes	46	215	94	509

Net Loss	$(1,599)	$(4,305)	$(6,742)	$(11,678)

Net Loss	$(1,599)	$(4,305)	$(6,742)	$(11,678)
Foreign currency translation adjustment	(277)	510	1,133	1,227
Comprehensive loss	(1,876)	(3,795)	$(5,609)	$(10,451)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	(1,599)	(4,305)	$(6,742)	$(11,678)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(7)	(8)	(22)	(24)
Net loss attributable to common stockholders’ of OmniQ Corp	(1,606)	(4,313)	$(6,764)	$(11,702)
Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.15)	$(0.55)	$(0.63)	$(1.50)
Weighted average number of common shares outstanding - basic	10,697,247	7,891,444	10,696,435	7,788,262

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	$211	$(10,526)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
ESPP Stock Issuance	-	-	2	-	10	-	-	10
Stock and Warrant issued for services	-	-	10	-	45	-	-	45
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	516
Exercise of stock options and warrants	-	-	156	-	173	-	-	173
Conversion of shares	(42)	-	2	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	457	457
Net (loss) income	-	-	-	-	-	(3,507)	-	(3,507)
Balance, March 31, 2023	502	$1	7,884	$8	$74,458	$(87,975)	$668	$(12,840)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
ESPP Stock Issuance	-	-	2	-	8	-	-	8
Stock and Warrant issued for services	-	-	4	-	18	-	-	18
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	516
Cumulative Translation Adjustment	-	-	-	-	-	-	260	260
Net (loss) income	-	-	-	-	-	(3,866)	-	(3,866)
Balance, June 30, 2023	502	$1	7,890	$8	$75,000	$(91,849)	$928	$(15,912)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
ESPP Stock Issuance	-	-	3	-	7	-	-	7
Stock-based compensation – options, warrants, issuances	-	-	-	-	516	-	-	516
Cumulative Translation Adjustment	-	-	-	-	-	-	510	510
Net (loss) income	-	-	-	-	-	(4,305)	-	(4,305)
Balance, September 30, 2023	502	$1	7,893	$8	$75,523	$(96,162)	$1,438	$(19,192)

Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)
Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
ESPP Stock Issuance	-	-	15	-	6	-	-	6
Stock-based compensation – options, warrants, issuances	-	-	-	-	293	-	-	293
Acquisition of Codeblocks	-	-	-	-	-	56	-	56
Cumulative Translation Adjustment	-	-	-	-	-	-	241	241
Net (loss) income	-	-	-	-	-	(2,098)	-	(2,098)
Balance, March 31, 2024	502	$1	10,690	$11	$78,639	$(115,972)	$792	$(36,529)
Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
ESPP Stock Issuance	-	-	2	-	2	-	-	2
Stock-based compensation – options, warrants, issuances	-	-	-	-	53	-	-	53
Cumulative Translation Adjustment	-	-	-	-	-	-	1,169	1,169
Net (loss) income	-	-	-	-	-	(3,045)	-	(3,045)
Balance, June 30, 2024	502	$1	10,692	$11	$78,694	$(119,025)	$1,961	$(38,358)
Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
ESPP Stock Issuance	-	-	20	-	4	-	-	4
Stock-based compensation – options, warrants, issuances	-	-	-	-	10	-	-	10
Cumulative Translation Adjustment	-	-	-	-	-	-	(277)	(277)
Net (loss) income	-	-	-	-	-	(1,599)	-	(1,599)
Balance, September 30, 2024	502	$1	10,712	$11	$78,708	$(120,631)	$1,684	$(40,227)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

For the nine months ended September 30,

(In thousands)	2024	2023
Cash flows from operations
Net loss	$(6,742)	$(11,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	356	1,548
Stock and warrant issued for services	-	45
Depreciation and amortization	984	1,625
Amortization of ROU asset	545	838
Changes in operating assets and liabilities:
Accounts receivable	865	4,097
Prepaid expenses	(70)	446
Inventory	280	2,158
Other assets	850	537
Accounts payable and accrued liabilities	4,099	(469)
Accrued interest and accrued liabilities, related party	-	1
Accrued payroll and sales taxes payable	889	(882)
Lease liability	(607)	(847)
Deferred tax assets, net	(932)	4
Other liabilities	(287)	(74)
Net cash provided by (used in) operating activities	230	(2,651)

Cash flows from investing activities
Purchase of property and equipment	(107)	457
Proceeds/loss from sale of other assets	20	141
Net cash provided by (used in) investing activities	(87)	598

Cash flows from financing activities
Proceeds from ESPP stock issuance	12	25
Proceeds from exercise of options and warrants	-	191
Payments on notes/loans payable	(2,700)	(1,082)
Proceeds from issuance of notes/loans payable	-	393
Proceeds from draw on line of credit	329	796
Net cash (used in) provided by financing activities	(2,359)	323

Net change in cash and cash equivalents	(2,216)	(1,730)

Effect of foreign exchange rates on cash and cash equivalents	1,772	827

Cash and cash equivalents at beginning of period	1,678	1,311

Cash and cash equivalents at end of period	$1,234	$408

Non-cash activities:
Declared dividends payable	$22	$24
Net assets acquired in business combination	$1,284	$-
Right of use asset acquired in exchange for lease liabilities	$-	$120
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,642	$2,592

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

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in the 2023 Form 10-K. During the nine-month period ended September 30, 2024, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine-months ended September 30, 2024, and 2023 were 10,696,435 and 7,788,262, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	September 30, 2024	September 30, 2023
Options to purchase common stock	1,294,833	1,601,657
Warrants to purchase common stock	1,606,734	1,431,734
Potential shares excluded from diluted net loss per share	2,901,567	3,033,391

Reclassifications and Comparability

Certain revenue and cost of goods sold amounts in the financial statements of the prior period have been reclassified to be presented on a net basis rather than a gross to conform to the current period’s presentation for comparative purposes. The total amount reclassified from cost of goods sold to revenue, as a reduction, was $637 thousand. This had no effect on total assets or net income.

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $50 million as of September 30, 2024
●	Accumulated deficit of $121 million as of September 30, 2024
●	Multiple years of losses from operations

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of September 30, 2024, was approximately $48 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past five years.
●	Management finalized a new line of credit with an additional financial institution.

NOTE 3 – CONCENTRATIONS

For the nine-months ended September 30, 2024 and the year ended December 31, 2023, one customer accounted for 20.7% and one customer accounted for 30%, respectively, of the Company’s consolidated revenues.

Accounts receivable at September 30, 2024 and December 31, 2023 are made up of trade receivables due from customers in the ordinary course of business. One customer accounted for 10.2% of the outstanding receivables as of September 30, 2024, and no customers accounted for more than 10% as of December 31, 2023.

For the nine months ended September 30, 2024 one vendor made up 38% of our purchases, and for the year ended December 31, 2023 two vendors made up 49%, of our purchases.

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

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	September 30, 2024	December 31, 2023

Raw materials	$318	$457
Inventory in transit	773	737
Finished goods (less allowance)	4,560	4,834
Total inventories	$5,651	$6,028

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us with working capital.

On March 25, 2022, we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish the sale of accounts receivable credit facility, whereby we may obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Pursuant to the BFA, the outstanding principal amount of advances made by BridgeBank at any time shall not exceed $8.5 million. BridgeBank reserves and withholds 15% of the face amount of each account purchased in a reserve account. This agreement was terminated in November 2023.

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

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement with Prestige Capital Finance, LLC (“Prestige”), in which Quest has sold, transferred and assigned all of its rights, title, and interest to specific accounts receivable owed to Quest. The maximum outstanding balance of Quest to Prestige shall be $7.5 million. The discount fee starts at 1.5% and increases based on the age of the outstanding receivables. The balance as of September 30, 2024, was $0.

NOTE 7 – OTHER NOTES PAYABLE

(In thousands)	September 30, 2024	December 31, 2023
Note payable other	8,403	10,461
Acquisition payable	786	-
Total	9,189	10,461
Less current portion	(8,651)	(10,196)
Long-term notes payable	$538	$265

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

NOTE 8 – OTHER LIABILITIES

(In thousands)	September 30, 2024	December 31, 2023
Other vendor payable	$807	$803
Dividend payable	204	182
Others	1,910	2,573
Total other liabilities	2,921	3,558
Less Current Portion	(2,420)	(3,106)
Total long-term other liabilities	$501	$452

The balance of deferred revenues is included in other current and long-term liabilities on the balance sheet. The following table summarizes changes in deferred revenue as of:

	September 30, 2024	December 31, 2023
Beginning balance	$2,275	$1,393
Less amounts recognized during the year	(3,837)	(945)
Add new deferred revenue	3,143	1,827
Ending Balance	$1,581	$2,275

NOTE 9 – OTHER INCOME

For the nine months ended September 30, 2024, the Company received government relief funds in the amount of approximately NIS 1.8 million or US $482 thousand.

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of September 30, 2024, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2024, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, 2024, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of September 30, 2024, the accrued dividends on the Series C Preferred Stock was $204 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No options were issued in the nine months ended September 30, 2024 or 2023.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the nine months ending September 30, 2024, employees purchased 37,128 shares or $12 thousand of common stock.

April 8, 2024, Stockholders approved the amendment of the Company’s Certificate of Incorporation to increase the amount of authorized common stock to 35,000,000 shares.

NOTE 11 – LITIGATION

On November 3, 2024 a commercial real estate company filed a lawsuit against Dangot Computers, OmniQ Technologies and some of Dangot’s officers alleging breach of a letter of intent for a lease arrangement. The claims were brought in an Israeli court. The initial claim against Dangot Computers is NIS 21 million approximately US $5.6 million. The Company believes that it has meritorious defenses to such action and intends to vigorously defend itself.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our 2023 Form 10-K and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the nine months ended September 30, 2024, were $56 million, a decrease of approximately $9 million, or 14%, over the nine months ended September 30, 2023.

The loss from operations for the nine months ended September 30, 2024, was $3.2 million, a decrease of $3.9 million compared with the loss in the nine months ended September 30, 2023, of $7.1 million. Basic loss per share from continuing operations for the nine months ended September 30, 2024, was ($0.63) versus ($1.50) per share for the same period in 2023.

DISCLOSURE OF THE CHANGES IN TRADING VENUE

On May 3, 2024, The Nasdaq Stock Market LLC (“Nasdaq”) notified OMNIQ Corp. (the “Company”) that the Nasdaq Hearings Panel (the “Panel”) has determined to delist the Company’s common stock, and that trading of the Company’s securities will be suspended at the open of trading on May 7, 2024. As previously reported, on August 9, 2023, Nasdaq Listing Qualifications Staff (the “Staff”) notified the Company that it no longer complied with the minimum $35 million market value of listed securities (“MVLS”) required for continued listing as set forth in Listing Rule 5550(b)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until February 5, 2024, to regain compliance. On February 8, 2024, Staff notified the Company that it had determined to delist the Company as it did not comply with the MVLS requirement for listing on the Exchange. On February 15, 2024, the Company requested a hearing, which was held on April 11, 2024.

On May 7, 2024, OMNIQ Corp. stock transitioned from NASDAQ to the OTC Markets, and OMNIQ’s stock continues to trade on the OTCQB under the ticker symbol “OMQS”, ensuring uninterrupted market activity for its shareholders.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, the Company had cash in the amount of $1.2 million and a working capital deficit of $50 million, compared to cash in the amount of $1.7 million, and a working capital deficit of $45 million as of December 31, 2023. The Company had stockholders’ deficit attributable to OmniQ stockholders of $40.2 million and $35 million as of September 30, 2024, and December 31, 2023, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $121 million and $114 million as of September 30, 2024, and December 31, 2023.

The Company’s operations provided net cash of $230 thousand and used $2.7 million in the nine months ended September 30, 2024, and 2023, respectively. The decrease in cash used by operations of $2.9 million is due to an increase in accounts payable.

The Company’s cash used in investing activities was $87 thousand for the nine months ended September 30, 2024, compared to cash provided by investing activities of $598 thousand for the nine months ended September 30, 2023.

The Company’s financing activities used $2.4 million of cash during the nine months ended September 30, 2024, and provided $323 thousand during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company made payments of $2.7 million on its notes payable, compared to the payments of $1.1 million for the nine months ended September 30, 2023. Additionally, the Company borrowed $329 thousand on the Company’s line of credit during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, when $796 thousand was borrowed on the Company’s line of credit.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended September 30,		Variation
In thousands	2024	2023	$	%
Revenue	$18,549	$17,244	$1,305	7.57%
Cost of Goods sold	14,599	13,235	1,364	10.30%
Gross Profit	3,950	4,009	(59)	(1.45)%
Operating Expenses	4,934	6,631	(1,697)	(25.58)%
Loss from operations	(984)	(2,622)	1,638	(62.47)%
Net loss	$(1,599)	$(4,305)	$2,706	(62.86)%
Net Loss per common Share from continuing operations	$(0.15)	$(0.55)	$0.40	(72.60)%

Revenues

For the three months ended September 30, 2024 and 2023, the Company generated net revenues in the amount of $18.5 million and $17 million, respectively. The increase between the three-month periods was attributable to the increase in demand.

Cost of Goods Sold

For the three months ended September 30, 2024 and 2023, the Company recognized a total of $14.6 million and $13 million, respectively, of cost of goods sold. For the three months ended September 30, 2024 and 2023, cost of goods sold were 79% and 77% of net revenues, respectively.

Operating expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 recognized was $5 million and $6.6 million, respectively, representing a 25% decrease. The decreases are related to the cost reduction plan put in place by management.

Research and Development – Research and development expenses for the three months ended September 30, 2024 and 2023 totaled $261 thousand and $482 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 totaled $4.4 million and $5.6 million, respectively, representing a 21% decrease. The decreases are related to the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the three months ended September 30, 2024 and 2023 totaled $90 thousand and $146 thousand, respectively, representing a 38% decrease.

Intangible amortization – Intangible amortization expenses for the three months ended September 30, 2024 and 2023 totaled $228 thousand and $418 thousand, respectively.

Other income and expenses

Interest Expense – Interest expense for the three months ended September 30, 2024 totaled $929 thousand, as compared to $898 thousand for the three months ended September 30, 2023.

	For the nine months ended September 30,		Variation
In thousands	2024	2023	$	%
Revenue	$55,923	$65,111	$(9,188)	(14.11)%
Cost of Goods sold	42,031	51,494	(9,463)	(18.38)%
Gross Profit	13,892	13,617	275	2.02%
Operating Expenses	17,056	20,756	(3,700)	(17.83)%
Loss from operations	(3,164)	(7,139)	3,975	(55.68)%
Net loss	(6,742)	(11,678)	4,936	(42.27)%
Net Loss per common Share from continuing operations	$(0.63)	$(1.50)	$0.87	(58.00)%

Revenues

For the nine months ended September 30, 2024 and 2023, the Company generated net revenues in the amount of $56 million and $65 million, respectively. The decrease between the nine-month periods was attributable to the decrease in demand.

Cost of Goods Sold

For the nine months ended September 30, 2024 and 2023, the Company recognized a total of $42 million and $51 million, respectively, of cost of goods sold. For the nine months ended September 30, 2024 and 2023, cost of goods sold were 75% and 79% of net revenues, respectively.

Operating expenses

Total operating expenses for the nine months ended September 30, 2024 and 2023 recognized was $17 million and $21 million, respectively, representing a 17% decrease. The decreases are related to the cost reduction plan put in place by management.

Research and Development – Research and development expenses for the nine months ended September 30, 2024 and 2023 totaled $1.1 million and $1.5 million, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 totaled $15 million and $18 million, respectively, representing a 15% decrease. The decreases are related to the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the nine months ended September 30, 2024, and 2023 totaled $298 thousand and $349 thousand, respectively.

Intangible amortization – Intangible amortization expenses for the nine months ended September 30, 2024, and 2023 totaled $686 thousand and $1.3 million, respectively.

Other income and expenses

Interest Expense – Interest expense for the nine months ended September 30, 2024 totaled $2.6 million, as compared to $2.6 million for the nine months ended September 30, 2023.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such an evaluation, our CEO concluded that, as of September 30, 2024, our internal controls over financial reporting were not effective.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company to provide only management’s report in this annual report.

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

Date: November 14, 2024

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

