Form 10-K
period 2024-12-31
OMNIQ Corp.
filed 2025-03-31
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was $3,428,138.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,712,930 shares of common stock were outstanding as of March 14, 2025.

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

As of December 31, 2024, we had approximately 166 employees. Of these employees, 144 are salaried personnel (including commissioned employees) and 22 are hourly personnel. Our employees perform the following functions: sales, assembly and warehouse, technical services, and office and administrative support. We believe we have good relationship with our employees. Generally, the total number of employees does not significantly fluctuate throughout the year.

Concentrations

For the year ended December 31, 2024, one customer accounted for 24% of the Company’s revenues. For the year ended December 31, 2023, no customer accounted for more than 10% of the Company’s revenues.

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. As of December 31, 2024, 1 customer accounted for 26% of the outstanding receivables. As. of December 31, 2023, no customer accounted for more than 10% of the outstanding receivables.

Accounts payable are made up of payables due to vendors in the ordinary course of business as of December 31, 2024 and 2023. One vendor made up 47% and two vendors made up 38% of our purchases during the year ended December 31, 2024 and 2023, respectively.

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

Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 720,000. The space is under a 12 month lease which expires December 2025.

We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 18,840. As of December 31, 2024, the Company had 12 months remaining on the lease.

We lease office and warehouse space for our products and technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 58,000. The space is under a six and half year lease and expires June 2025.

ITEM 3. LEGAL PROCEEDINGS

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was settled in February 2024.

On November 3, 2024 a commercial real estate company filed a lawsuit against Dangot Computers, OmniQ Technologies and some of Dangot’s officers alleging breach of a letter of intent for a lease arrangement. The claims were brought in an Israeli court. The initial claim against Dangot Computers is NIS 21 million approximately US $5.6 million. The Company believes that it has meritorious defenses to such action and intends to vigorously defend itself. At this early stage, it is not possible to fully assess the chances of a lawsuit.

In March 2025, the Company was named a defendant in a case involving a consultant who was terminated and who claims he is owed approximately $389,000 in unpaid fees and commissions.  The Company believes it has multiple defense and cross claims against the former consultant and is evaluating its response to the lawsuit, but plans to vigorously defend the suit.

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

	Common Stock
	High	Low

Period for the stock prices by quarter

Fiscal Year Ended December 31, 2023:
Fiscal Quarter Ended March 31, 2023	$5.15	$4.27
Fiscal Quarter Ended June 30, 2023	$4.14	$3.95
Fiscal Quarter Ended September 30, 2023	$1.61	$1.53
Fiscal Quarter Ended December 31, 2023	$0.65	$0.57

Fiscal Year Ended December 31, 2024:
Fiscal Quarter Ended March 31, 2024	$0.69	$0.33
Fiscal Quarter Ended June 30, 2024	$0.81	$0.11
Fiscal Quarter Ended September 30, 2024	$0.33	$0.11
Fiscal Quarter Ended December 31, 2024	$0.25	$0.12

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,104,068	$5.48	606,856

In October 2021, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Plan. On October 23, 2022 19,000 stock options were granted to employees as part of the Plan. No shares were issued under the Plan in 2023 or 2024.

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

Recent Sales of Unregistered Securities

In December 2015, our Board of Directors approved the OMNIQ’s Employee Stock Purchase Plan (the “ESPP”). During 2024, the Company issued an aggregate of 37,128 shares of common stock to certain individuals as part of the ESPP valued at approximately $12,064. During 2023, the Company issued an aggregate of 14,838 shares of common stock to certain individuals as part of the ESPP valued at approximately $31 thousand. This plan was cancelled in 2024.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2024.

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

ITEM 6. [RESERVED]

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of OMNIQ, Corp. and its consolidated subsidiaries as of December 31, 2024, and its consolidated results of operations for the year ended December 31, 2024, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

The Company’s consolidated revenue for the year ended December 31, 2024 were $73.6 million, representing a decrease of $7.6 million from the year ended December 31, 2023 of $81.2 million. Revenues in 2024 and 2023 are presented in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”).

Net loss attributable to common stockholders’ of OMNIQ Corp was $10 million in 2024, a decrease of $19.5 million from the 2023 loss of $29.5 million. Basic loss per share attributable to common stockholders was $0.94 for the year 2024 compared to $3.50 loss per share for the year 2023.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $54 million as of December 31, 2024
●	Accumulated deficit of $124 million as of December 31, 2024
●	Multiple years of losses from operations
●	Year over year decrease in sales
●	Noncompliance with certain debt covenants

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2024, was approximately $53.6 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past five years.
●	Management finalized a new line of credit with an additional financial institution.
●	In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	For the year ended		Variation
In thousands	2024	2023	$	%
Revenue	$73,573	$81,193	$(7,620)	(9.39)%
Cost of Goods sold	$58,217	$65,485	$(7,268)	(11.10)%
Gross Profit	$15,356	$15,708	$(352)	(2.24)%
Operating Expenses	$22,267	$41,904	$(19,637)	(46.86)%
Loss from operations	$(6,911)	$(26,196)	$19,285	(73.62)%
Net loss	$(10,002)	$(29,431)	$19,429	(66.02)%
Net Loss per common Share from continuing operations	$(0.94)	$(3.50)	$2.56	(73.14)%

Revenues

Revenue for the years ended December 31, 2024 and 2023 were generated from the sales of hardware, service contracts, software, labels and ribbons, and related services provided by the Company to its customers. For the years ended December 31, 2024 and 2023, the Company recognized $73.6 million and $81.2 million in net revenues, respectively. This represents a decrease of 9%. The decrease was due to two main factors: (1) The decrease in deliverables, and (2) a delay in the timing of a significant customer project.

Cost of Goods Sold

For the years ended December 31, 2024 and 2023, the Company recognized a total of $58 million and $65 million, respectively, of cost of goods sold. Cost of goods sold was 79% of revenues for 2024 and 81% of revenue for 2023. Our gross margin percentage has remained relatively stable in an industry that is experiencing gross-margin pressure.

Operating Expenses

For the years ended December 31, 2024 and 2023, operating expenses were $22.3 million and $41.9 million, respectively. This represents a decrease of $19.6 million, or 47%, which is due to impairment expense of $14.7 million in 2023. The following explains in detail the change in operating expenses.

Research & Development – Research and development for the years ended December 31, 2024 and 2023 totaled $1.5 million and $2.2 million, respectively. This represents an decrease of $657 thousand or 31%, which is due to reduction in costs for developing software.

Selling, General and Administrative – Selling, General and Administrative expenses were $19.5 million for the year ended December 31, 2024, compared to $23 million for the year ended December 31, 2023, representing a decrease of $3.5 million, or 15%. The change was due to management’s efforts to cut costs.

Depreciation – Depreciation for the year ended December 31, 2024 was $364 thousand compared to $464 thousand for the year ended December 31, 2023. This represents a decrease of $100 thousand, or 22%, attributable to reduction in fixed assets.

Intangible Amortization – Intangible amortization expense for the year ended December 31, 2024 was $915 thousand, compared to $1.6 million for the year ended December 31, 2023.

Impairment of Goodwill – During the year ended December 31, 2024, the Company performed and quantitative goodwill impairment analysis and it was determined no impairment was needed during the year. During the year ended December 31, 2023 the Company experienced significant decline in our stock price and sustained losses from operations. Therefore, we completed a quantitative goodwill impairment analysis as of December 31, 2023. The results of the analysis indicated an impairment loss for goodwill related to acquisitions prior to 2021, and we recorded a non-cash impairment of $14.7 million.

Other Income and Expenses

The Company incurred $3.5 million in interest expense for the year ended December 31, 2024, compared to $3.3 million for the year ended December 31, 2023. The interest expense is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables.

Foreign Currency Transactions

The Company has multiple subsidiaries conducting operations in Israel, therefore there were transactions denominated in currency other than US dollars for both 2024 and 2023. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

Provision for Income Taxes

For the year ended December 31, 2024, the Company has $12 thousand of current income tax expense (US State & Local and Foreign) and $882 thousand deferred income tax benefit.

For the year ended December 31, 2023, the Company has $741 thousand of current income tax provision (US State & Local and Foreign) and $221 thousand deferred income tax expense.

Net loss

The Company realized a net loss of $10 million for the year ended December 31, 2024, compared to a net loss of $29.4 million for the year ended December 31, 2023. The decreased loss in 2024 is due primarily to impairment of goodwill from prior year not in 2024 and the decrease in revenue.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash in the amount of $2.3 million and a working capital deficit of $54 million, compared to cash in the amount of $1.7 million, and a working capital deficit of $45 million as of December 31, 2023. The Company had stockholders’ deficit attributable to OmniQ stockholders of $43.9 million and $35 million as of December 31, 2024 and 2023, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $123.9 million and $113.9 million as of December 31, 2024 and 2023, respectively.

The Company’s operations provided net cash of $2.4 million and $170 thousand for the years ended December 31, 2024 and 2023, respectively. The increase of cash from operations of $2.2 million is primarily a result of increase in payables and other liabilities.

The Company’s cash used in investing activities was $32 thousand for the year ended December 31, 2024 compared to cash used by investing activities of $331thousand for the year ended December 31, 2023.

The Company’s financing activities used $2.87 million of cash during the year ended December 31, 2024, and used $50 thousand during the year ended December 31, 2023. During the year ended December 31, 20243, the Company made payments of $3.2 million on its notes payable, compared to the year ended December 31, 2023, when the Company made payments of $1.4 million on its notes payable, including its Supplier Secured Promissory note and related party notes payable. Additionally, the Company received $292 thousand in the year ended December 31, 2024 on its line of credit and had paid $1.6 million on the Company’s line of credit during the year ended December 31, 2023. The Company raised no funds in the year ended December 31, 2024 and raised net proceeds of $2.4 million for the year ended December 31, 2024.

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

Definite-lived Intangible Assets Impairment Evaluation

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2024 and 2023.

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

Additional accounting policies can be found in Note 16 to our Audited Consolidated Financial Statements.

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. Our CODM is Shai Lustgarten, our CEO. See Note 18 – Operating Segments for required disclosures.

Recent Accounting Pronouncements not yet adopted

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2024, our internal controls over financial reporting were not effective.

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

ITEM 9B. OTHER INFORMATION

NONE

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISTICTIONS THAT PREVENT INSPECTIONS

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name	Age	Positions
Shai Lustgarten	54	CEO and Chairman

Guy Elhanani	51	Director

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

Guy Elhanani became a director of the Company in August 2021. Mr. Elhanani is a qualified CFO with experience leading financial strategies to facilitate company growth. Mr. Elhanani is serving since 2023 as the CFO of Tarya Ltd. , a public Fintech company which its shares are traded in the Tel Aviv Stock Exchange. . Mr. Elhanani has been the CFO of Sirin Labs since 2017 till 2021. Sirin Labs is a multinational, high-tech company specializing in secured mobile phones. From 2015 to 2017, Mr. Elhanani was the CFO of SalesTech, an online internet technology servicing company. Mr. Elhanani has also served as the CFO of other companies, including: Micronet Ltd. (2012-2015); InterLogic Ltd. (2007-2012); and Finotec Group Inc. (2006-2007). From 2003 to 2006, Mr. Elhanani was the corporate controller of On Track Innovations Ltd. From 1999 to 2003, Mr. Elhanani was a senior auditor at Kesselman and Kesselman (PWC Israel). Mr. Elhanani was a lecturer at IVC College in Israel from 2014 to 2018 and at Hebrew University in Jerusalem from 2001 to 2003. Mr. Elhanani has also served as a board member for various companies, including: General Robotics (2017-2021); Effective Space Solutions (2017-2021); Octopus Systems (2017-2021); and Infinity AR (2017-2019). Mr. Elhanani received a B.A. in Accounting and Economics, and a Master of Business Administration, specializing in finance, from Hebrew University.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the year ended December 31, 2024 and 2023 to the individuals serving as our principal executive officers (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation	Total
In thousands
Shai Lustgarten	2023	600	120	-	-	28	$748
Chief Executive Officer and Interim CFO	2024	637	25	-	-	28	$690

Neev Nissenson	2023	174	25	-	-	54	$253
Chief Financial Officer(1)

(1)	Effective November 17, 2023, Neev Nissenson resigned from his position as CFO.

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

At the sole discretion of our Board, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option[1] Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Yaron Shalem (1)	2024	24	-	-	-	-	-	24
	2023	24	-	46	-	-	-	70

Mina Teicher (1)	2024	24	-	-	-	-	-	24
	2023	24	-	46	-	-	-	70

Guy Elhanani (1)	2024	24	-	-	-	-	-	24
	2023	24	-	51	-	-	-	75

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

Our Board currently consists of 2 members: Mr. Shai Lustgarten and Mr. Guy Elhanani.

One of the key functions of our Board is to provide oversight of our risk management process. Our Board administers this oversight function directly, with support from its three standing committees—the Audit Committee, the Compensation Committee, and the Corporate Governance/Nominating Committee. The information set forth in Item 1C is also incorporated herein by reference.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Mr. Guy Elhanani qualifies as “independent directors” pursuant to such rules.

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

Audit Committee

The Audit Committee consists of Mr. Guy Elhanani, whereby Mr. Elhanani is the Chairperson. Our Board has determined that Mr. Elhanani qualifies as an “audit committee financial expert,” as defined under the rules of the SEC.

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

The Compensation Committee consists of Mr. Guy Elhanani,. Mr. Elhanani serves as Chairperson.

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

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee consists of Mr. Guy Elhanani . Mr. Elhanani serves as Chairperson.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2024: (i) by each of our directors, (ii) by each of our executive officers, (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2024, there were 10,712,930 shares of our common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO)[1]	1,460,155	10.6%
Neev Nissenson[2]	10,000	0.1%
Yaron Shalem[4]	49,464	0.4%
Guy Elhanani[5]	10,000	0.1%
Mina Teicher[6]	10,000	0.1%

All Executive Officers and Directors as a group (5 individuals)	1,589,619	11.6%

Carlos Nissensohn [3]	1,019,667	7.4%

1.	Includes 370,000 shares issuable upon the exercise of options. Also includes (i) 1,056,822 shares and (ii) 33,333 shares issuable upon the exercise of warrants held by Walefar Investments Ltd., which is beneficially owned by Mr. Lustgarten.

2.	Includes 10,000 shares of common stock. Neev Nissenson resigned from the Board of Directors on March 27, 2024.

3.	Includes 739,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Carlos J. Nissensohn. Also includes (i) 57,026 shares and (ii) 223,333 shares issuable upon exercise of options and warrants.

4.	Includes 20,000 shares issuable upon exercise of options. Also includes 29,464 shares. Yaron Shalem resigned from the Board of Directors on January 31, 2025.

5.	Includes 10,000 shares issuable upon exercise of options.

6.	Includes 10,000 shares issuable upon exercise of options. Mina Teicher resigned from the Board of Directors on January 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In February 2020, OMNIQ entered into a consulting agreement with Mr. Carlos J. Nissensohn and/or an entity under his control, a consultant to the Company and principal stockholder, (the “Nissensohn Agreement”) pursuant to Mr. Nissensohn and/or an entity under his control will provide certain consulting services to the Company. The Nissensohn Agreement has a four-year term and automatically renews for additional one-year periods unless either party elects to terminate the Nissensohn Agreement. Pursuant to the Nissensohn Agreement, we will pay Mr. Nissensohn a monthly fee of $30,000. Mr. Nissensohn shall also be eligible to receive certain milestone bonuses as set forth in the Nissensohn Agreement. Mr. Nissensohn is a principal stockholder of the Company. Mr. Nissensohn is the father of Neev Nissenson, former board member and former CFO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following documents are filed under pages F-1 through F-29 and are included as part of this Form 10-K:

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

Date: March 31, 2025

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	March 31, 2025
Shai Lustgarten

/s/ Guy Elhanani	Director	March 31, 2025
Guy Elhanani

OMNIQ CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OMNIQ Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OMNIQ Corp. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the December 31, 2024, and 2023, consolidated financial statements for Dangot Computers, Ltd., a wholly owned subsidiary. The portions not audited by us include assets of $17.4 million and $20.2 million as of December 31, 2024, and 2023, respectively, and total revenues of $30.5 million and $44.8 million for the years ended December 31, 2024, and 2023, respectively. Those portions of the December 31, 2024, and 2023, consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as they relate to the amounts included for Dangot Computers, Ltd. is based solely on the reports of the other auditors.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit in stockholders’ equity and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and Intangible Assets— Refer to Note 9 to the financial statements

As described in Note 9 to the financial statements, the Company has $4.7million of intangible assets and $2.9 million of goodwill. The Company evaluates its goodwill and intangible assets at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. In consideration of impairment, the Company employed a third-party specialist to prepare a valuation based on management’s estimates and market information.

We identified valuation of these assets as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value, including the impact of forecasted growth, and the difference between the fair values and the carrying values as of December 31, 2024. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialist, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to certain assumptions within the projected cash flows.

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

Haynie & Company

Salt Lake City, Utah

March 31, 2025

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OMNIQ CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dangot Computers Ltd. (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ equity (deficit). and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “Financial Statement”). In our opinion, the consolidated financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operation and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

BARZILY AND CO., CPA’s

Jerusalem, Israel

March 31, 2025

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31,

(In thousands, except share and per share data)	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$2,349	$1,678
Accounts receivable, net	20,945	18,654
Inventory	7,405	6,028
Prepaid expenses	1,085	969
Other current assets	96	25
Total current assets	31,880	27,354

Property and equipment, net of accumulated depreciation, net	721	1,066
Goodwill	2,918	1,788
Trade name, net of accumulated amortization, net	1,187	1,377
Customer relationships, net of accumulated amortization, net	3,115	3,777
Other intangibles, net of accumulated amortization, net	410	504
Right of use lease asset	1,076	1,862
Other assets	2,282	1,758
Total Assets	$43,589	$39,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$66,097	$56,741
Line of credit	535	240
Accrued payroll and sales tax	2,903	1,537
Notes payable – current portion	8,512	10,196
Lease liability – current portion	701	885
Other current liabilities	7,575	3,106
Total current liabilities	86,323	72,705

Long-term liabilities
Accrued interest and accrued liabilities, related party	73	73
Notes payable, less current portion	234	265
Lease liability	353	1,011
Other long term liabilities	494	452
Total liabilities	87,477	74,506

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 10,712,930 and 10,675,802 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	78,713	78,340
Accumulated (deficit)	(123,899)	(113,923)
Accumulated other comprehensive income	1,286	551
Total OmniQ stockholders’ equity (deficit)	(43,888)	(35,020)

Total liabilities and equity (deficit)	$43,589	$39,486

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31,
(In thousands, except share and per share data)	2024	2023
Revenues	$73,573	$81,193

Cost of goods sold	58,217	65,485

Gross profit	15,356	15,708

Operating expenses
Research & Development	1,497	2,154
Selling, general and administrative	19,491	22,960
Depreciation	364	464
Goodwill impairment	-	14,686
Amortization	915	1,640
Total operating expenses	22,267	41,904
Loss from operations	(6,911)	(26,196)

Other income (expenses):
Interest expense	(3,455)	(3,303)
Other (expenses) income	(334)	(575)
Total other expenses	(3,789)	(3,878)
Net Loss Before Income Taxes	(10,700)	(30,074)
Provision for Income Taxes
Current	698	643
Total Provision for Income Taxes	698	643

Net Loss	$(10,002)	$(29,431)

Net Loss	$(10,002)	$(29,431)
Foreign currency translation adjustment	735	340
Comprehensive loss	$(9,267)	$(29,091)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(10,002)	$(29,431)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(32)	(32)
Net loss attributable to common stockholders’ of OmniQ Corp	$(10,034)	$(29,463)
Net (loss) per share – basic & diluted attributable to common stockholders’ of OmniQ Corp	$(0.94)	$(3.50)
Weighted average number of common shares outstanding – basic & diluted	10,696,435	8,412,494

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2024 and 2023

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2022	544	$1	7,714	$8	$73,714	$(84,460)	$211	$(10,526)

Dividend on Class C Shares	-	-	-	-	-	(32)	-	(32)
ESPP Stock Issuance	-	-	15	-	31	-	-	31
Stock and Warrant issued for services	-	-	10	-	45	-	-	45
Stock and warrant issuances, net of issuance costs	-	-	2,775	3	2,405	-	-	2,408
Stock-based compensation – options, warrants, issuances	-	-	-	-	1,955	-	-	1,955
Exercise of stock options and warrants	-	-	159	-	190	-	-	190
Conversion of shares	(42)	-	2	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	340	340
Net (loss) income	-	-	-	-	-	(29,431)	-	(29,431)
Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)

Dividend on Class C Shares	-	-	-	-	-	(32)	-	(32)
CodeBlocks Acquisition	-	-	-	-	-	58	-	58
ESPP Stock Issuance	-	-	37	-	11	-	-	11
Stock-based compensation – options, warrants, issuances	-	-	-	-	362	-	-	362
Cumulative Translation Adjustment	-	-	-	-	-	-	735	735
Net (loss) income	-	-	-	-	-	(10,002)	-	(10,002)
Balance, December 31, 2024	502	$1	10,712	$11	$78,713	$(123,899)	$1,286	$(43,888)

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)	2024	2023
Cash flows from operations
Net loss	$(10,002)		$(29,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash interest expense	-		-
Stock-based compensation	362		1,955
Stock and warrant issued for services	-		45
Depreciation and amortization	1,291		2,104
Goodwill impairment	-		14,686
Amortization of ROU asset	773		892
Changes in operating assets and liabilities:
Accounts receivable	(2,675)		4,948
Prepaid expenses	(94)		285
Inventory	(1,426)		2,398
Other assets	879		268
Accounts payable and accrued liabilities	9,461		2,732
Accrued interest and accrued liabilities, related party	-		1
Accrued payroll and sales taxes payable	1,370		(1,021)
Lease liability	(827)		(904)
Deferred tax assets, net	(1,432)		(32)
Other liabilities	4,688		1,244
Net cash provided by (used in) operating activities	2,368		170

Cash flows from investing activities
Cash paid for investments	-		-
Purchase of property and equipment	(42)		(479)
Proceeds/loss from sale of other assets	10		148
Net cash provided by (used in) investing activities	(32)		(331)

Cash flows from financing activities
Proceeds from ESPP stock issuance	12		31
Proceeds from exercise of options and warrants	-		190
Net proceeds from issuance of common stock	-		2,408
Payments on notes/loans payable	(3,175)		(1,444)
Proceeds from the issuance of notes/loans payable	-		393
Proceeds from draw on line of credit	292		(1,628)
Net cash (used in) provided by financing activities	(2,871)		(50)

Net change in cash and cash equivalents	(535)		(211)

Effect of foreign exchange rates on cash and cash equivalents	1,206		578

Cash and cash equivalents at beginning of period	1,678		1,311

Cash and cash equivalents at end of period	$2,349		$1,678

Non-cash activities:
Declared dividends payable	$23		$32
Net assets acquired in business combination	$1,143	$
Right of use asset acquired in exchange for lease liability	$-		$1,110
Supplemental disclosure of cash flow information:		$
Cash paid for interest	$3,464		$3,318
Cash paid for income taxes	$-		$-

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

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

Since 2014, we have made the following acquisitions resulting in us becoming a leading provider of computerized and machine-vision image-processing solutions:

●	Quest Solutions, Inc. (January 2014)
●	Bar Code Specialties, Inc. (November 2014)
●	HTS Image Processing, Inc. (October 2018)
●	EyepaxIT Consulting LLC. (February 2020)
●	Dangot Computers Ltd. (July 2021)
●	CodeBlocks Ltd. (January 2024)

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

Our customers include government agencies and leading Fortune 500 companies from diverse sectors, including healthcare, food and beverage, manufacturing, retail, distribution, and transportation and logistics. Since 2014, our annual consolidated revenues have grown to more than $73 million with clients in more than 40 countries. We currently engage with several billion-dollar markets with double-digit growth, including the Global Safe City market and the Ticketless Safe Parking market.

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

We periodically evaluate the appropriateness of remaining depreciable lives assigned to property and equipment. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter. Generally, we assign the following estimated useful lives to these categories:

Category	Estimated Useful Life
Furniture and fixtures	5 to 7 years
Computer equipment	3 to 5 years
Office equipment	3 to 10 years
Software	3 years
Leasehold improvements	15 years (in Dangot subsidiary, 10 years)
Vehicles	5 years

Definite-lived Intangible Assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2024 and 2023.

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

Accounts Payable

Accounts payable are made up of payables due to vendors in the ordinary course of business as of December 31, 2024 and 2023. One vendor made up 47% and two vendors made up 38% of our purchases during the year ended December 31, 2024 and 2023, respectively.

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

Advertising

The Company expenses marketing and advertising costs as incurred. During 2024 and 2023, the Company spent $216 thousand and $379 thousand, respectively, on marketing, trade show, and advertising.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All our continuing operations are conducted in U.S. dollars except for subsidiaries located in Israel. The records of the Israeli operations were maintained in the local currency and translated to the reporting currency as follows: assets and liabilities are translated using the balance sheet period-end date exchange rate. Expenses and income are translated using the weighted average exchange rates for the reporting period. Foreign translation gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income. The aggregate foreign currency transaction loss included in net income for the years ended December 31, 2024 and 2023 was $735 thousand and $340 thousand, respectively.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2024 and December 31, 2023 were 10,696,435 and 8,412,494 and, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities as of December 31, 2024 and 2023, excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2024	2023
Options to purchase common stock	1,344,833	1,471,407
Warrants to purchase common stock	759,235	1,606,734
Potential shares excluded from diluted net loss per share	2,104,068	3,078,141

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. Our CODM is Shai Lustgarten, our CEO. See Note 18 – Operating Segments for required disclosures.

Recent Accounting Pronouncements not yet adopted

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $54 million as of December 31, 2024
●	Accumulated deficit of $124 million as of December 31, 2024
●	Multiple years of losses from operations
●	Year over year decrease in sales
●	Noncompliance with certain debt covenants

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of December 31, 2024, was approximately $53.6 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past five years.
●	Management finalized a new line of credit with an additional financial institution.
●	In October 2023 management finalized an equity raise which resulted in $2.5 million in net cash received from investors.

NOTE 4 – BUSINESS ACQUISITIONS

On January 30, 2024, OMNIQ Corp. (the “Company’), its wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), CodeBlocks Ltd. (CodeBlocks”). and CodeBlock’s owners, Alina Lifshits and Erez Attia entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044 based on today’s exchange rate). The consideration is payable in eight equal installments with the final payment due on November 1, 2025. The purchase Agreement closed on January 26, 2024. Approximately 89% of the purchase price was allocated to Goodwill on the books of Dangot Computers Ltd. The balance was allocated between Accounts receivable and prepaid expenses and misc other assets. As part of the purchase, the Company was able to replace historical license fees as well as utilize the software solution to it’s U.S. based customers.

NOTE 5 – CONTRACTS WITH CUSTOMERS

The balance of deferred revenues is included in other current liabilities on the balance sheet. The following table summarizes changes in deferred revenue as of December 31:

	2024	2023
Beginning balance	$2,275	$1,393
Less amounts recognized during the year	(1,012)	(945)
Add new deferred revenue	4,911	1,827
Ending Balance	$6,174	$2,275

The short term deferred revenue at December 31, 2024 was $5.8 million and the long term deferred revenue was $125 thousand. The Company had deposits from customers of $266 thousand at December 31, 2024.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2024	2023
Trade accounts receivable	$21,455	$19,155
Less allowance for doubtful accounts	(510)	(501)
Total accounts receivable (net)	$20,945	$18,654

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. As of December 31, 2024, 1 customer accounted for 26% of the outstanding receivables and as of December 31, 2023, no customer accounted for more than 10% of the outstanding receivables, and as of .

NOTE 7 – INVENTORY

Inventory consisted of the following as of December 31:

In thousands	2024	2023

Raw materials	$287	$457
Inventory in transit	4,471	737
Finished goods	3,978	5,072
Less allowance for obsolescence	(1,331)	(238)
Total inventories	$7,405	$6,028

NOTE 8 – PROPERTY AND EQUIPMENT

The following is a summary of the components of property and equipment as of December 31:

In thousands	2024	2023
Manufacturing and lab equipment	$882	$673
Leasehold improvements	645	647
Software and computer equipment	133	429
Furniture and equipment	239	232
Vehicle	187	251

Less: accumulated depreciation	(1,365)	(1,166)
	$721	$1,066

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $364 thousand and $464 thousand, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Impairment of Goodwill – During the year ended December 31, 2023 the Company experienced significant decline in our stock price and sustained losses from operations. Therefore, we completed a quantitative goodwill impairment analysis as of December 31, 2023. The results of the analysis during the fourth quarter indicated an impairment loss for goodwill related to acquisitions prior to 2021, and we recorded a non-cash impairment of $14.7 million. Accumulated impairment of goodwill for the years ended December 31, 2024 and 2023 was $0 and $14.7 million, respectively.

Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over the estimated useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2024 and 2023 was $915 thousand and $1.6 million, respectively

Goodwill assets consisted of the following as of December 31:

In thousands	2024	2023
Goodwill balance, beginning of year	$1,788	$16,542
Impairment loss	-	(14,686)
Addition of Codeblocks	1,204	-
Effective foreign exchange rates	(74)	(68)
Goodwill balance, end of year	$2,918	$1,788

Intangible assets consisted of the following as of December 31:

In thousands	2024	2023
Trade names	6,217	6,227
Customer relationships	15,567	15,591
Other intangibles	2,165	2,173
Accumulated amortization	(19,237)	(18,333)
Intangibles, net	$4,712	$5,658

The future amortization expense on the trade names, customer relationships, and other intangibles are as follows:

In thousands
Years ending December 31,
2025	$776
2026	776
2027	776
2028	659
Thereafter	1,725

Total	$4,712

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2024 and 2023.

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring, and revolving credit facilities with banks and finance companies to provide working capital.

On March 25, 2022 we entered into a Business Finance Agreement (the “BFA”) with BridgeBank a division of Western Alliance Bank (“BridgeBank”) to establish a credit facility, whereby we could obtain short-term financing by selling and assigning acceptable accounts receivables to BridgeBank. Gross proceeds received during the years ended December 31, 2024 and 2023 were $0 million and $35 million, respectively. This agreement was terminated in 2023.

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

NOTE 11 – RELATED PARTY NOTES PAYABLE

Note Payable – Marin

In December 2017, we entered into a $660 thousand, 1.89% annual interest rate note payable (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note was payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of December 31, 2024 and 2023, was $73 thousand and $73, respectively. Accrued interest was payable at maturity. This loan was settled in 2023.

Note Payable – Thomet

In December 2017, we entered into a $750 thousand, zero percent annual interest rate note payable (the “Thomet Note”) with an individual from whom we previously acquired a company from which he was one of the owners (in 2014). The Thomet Note was payable in 60 monthly principal payments of $13 thousand beginning in October 2018 through October 2023. This loan was settled during 2023.

NOTE 12 – OTHER NOTES PAYABLE

Other notes payable consists of the following as of December 31,

In thousands	2024	2023
Notes Payable - other	$8,746	$10,461
Less current portion	(8,512)	(10,196)
Long Term Notes Payable	$234	$265

Future maturities of notes payable are as follows for the years ending December 31, 2024:

In thousands
2025	$234
Total	$234

Other Notes Payable

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd At December 31, 2024, the balance owed is $1,815,840.

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totaling NIS 3 million, approximately US $0.9 million. The note accrues interest at 7.28% per annum (Israeli Prime Rate plus 1.28%) and is payable in 36 instalments of principal and interest over 3 years.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 5.5 million, approximately US $1.5 million. The note accrues interest at 7.3% per annum. The loan is renewed every month at Israeli Prime Rate plus + 1.3%, which at December 31, 2024 was 7.3%. In February 2024, NIS 1.5 million of the loan was converted into a short-term loan to be repaid in 12 installments, bearing interest at Prime + 1.5%. In July 2024, an additional 1.5 million was converted into a long-term loan to be repaid in 20 installments, bearing interest at a rate of Prime + 1.5%. At December 31, 2024, the Company owed Hapoalim Bank USD $1.39 million.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum. The loan is renewed every month at Israeli Prime Rate plus 1.89, which at December 31, 2024 was 7.89%. In March 2024, NIS 7.5 million of the loan was converted into a long-term loan to be repaid in 36 installments, bearing interest at a rate of Prime + 3.25%, which at December 31, 2024 was 9.25%. At December 31, 2024, the Company owed Bank Leumi USD $5.4 million.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.5% per annum and is payable in 36 monthly installments. The balance at December 31, 2024 is $251 thousand.

As of December 31, 2024, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all full-time employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan, so the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. The plan also includes a 401(k)-savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the years ending December 31, 2023 and 2024, the company has elected to match; the total expense was $109 thousand and $99 thousand, respectively.

Operating Leases

As of December 31, 2024, we had 5 Operating leases as follows:

●	Office space in Salt Lake City UT with monthly payments of $24 thousand. As of December 31, 2024, the Company had 20 months remaining on the lease.

●	Office space in Anaheim, CA with monthly payments of $4 thousand. As of December 31, 2024, the Company had 15 months remaining on the lease.

●	Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 720,000 (approximately USD$197,712). As of December 31, 2024, the Company had 11 months remaining on the lease.

●	We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 18,840 (approximately USD$5,173). The lease expired as of December 31, 2024. Subsequent to year end, the Company extended the lease with a termination date of December 31, 2025.

●	We lease office and warehouse space for our products and technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 58,000 (approximately USD$15,927). The lease expired as of December 31, 2024. Subsequent to year end, the Company extended the lease with a termination date of December 31, 2025.

Other information related to our operating leases is as follows:

In thousands
ROU asset - January 1, 2023	$2,300
Increase	1,164
Decrease	(437)
Effective foreign exchange rates	(273)
Amortization	(892)
ROU asset - December 31, 2023	1,862
Increase	-
Decrease	-
Effective foreign exchange rates	(13)
Amortization	(773)
ROU asset – December 31, 2024	$1,076

In thousands
Lease liability – January 1, 2023	$2,346
Increase	936
Decrease	(661)
Effect of foreign exchange rates	179
Amortization	(904)
Lease liability – December 31, 2023	1,896
Increase	-
Decrease	-
Effective foreign exchange rates	(69)
Amortization	(773)
Lease liability - December 31, 2024	$1,054

As of December 31, 2024, our operating leases had a weighted average remaining lease term of 7.81 months and a weighted average discount rate of 6%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2024:

In thousands
Year	Minimum lease payments
2025	$707
2026	379
2027	-
Total	1,086
Less interest	(32)
Present value of future minimum lease payments	1,054
Less current obligations	(701)
Long term lease obligations	$353

Guarantees in Dangot Computers.

A. As security for credit received from an unrelated entity, a floating charge without limitation was imposed on securities and other negotiable instruments, including the rights thereto, in addition a general floating charge on the company’s assets and property, share capital, goodwill, insurance rights, and promissory notes to which the company has or will have rights.

B. As security for credit received from a banking corporation, a first-ranking fixed charge without limitation was imposed on the unpaid share capital, goodwill, and promissory notes that the company has delivered or will deliver to the bank as security, for collection, or for safekeeping.

C. As security for credit received from the credit company, the company signed a promissory note as discussed in Note 12 – Notes Payable.

D. As of the balance sheet date, there are contingent liabilities for bank guarantees provided to customers as performance guarantees, amounting to approximately NIS 1.9 million (approximately USD $475 thousand).

E. As of the balance sheet date, there are liabilities for payments under documentary credit amounting to approximately NIS 328 thousand (approximately USD $82 thousand).

LITIGATION

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was settled in February 2024.

On November 3, 2024 a commercial real estate company filed a lawsuit against Dangot Computers, OmniQ Technologies and some of Dangot’s officers alleging breach of a letter of intent for a lease arrangement. The claims were brought in an Israeli court. The initial claim against Dangot Computers is NIS 21 million approximately US $5.6 million. The Company believes that it has meritorious defenses to such action and intends to vigorously defend itself; however, at this stage it is too early to assess the chances of the lawsuit with certainty.

In March 2025, the Company was named a defendant in a case involving a consultant who was terminated and who claims he is owed approximately $389,000 in unpaid fees and commissions.  The Company believes it has multiple defense and cross claims against the former consultant and is evaluating its response to the lawsuit, but plans to vigorously defend the suit.

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

NOTE 14 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2024 and 2023, there were 2,000,000 Series A preferred shares authorized and zero Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2024 and 2023, there was one preferred share authorized and zero preferred shares outstanding.

Series C

As of December 31, 2024 and 2023, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 and 502,000 issued and outstanding, respectively. The Series C shares have preferential rights above common shares and the Series B Preferred Shares, are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum, and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2024 and 2023, the accrued dividends on the Series C Preferred Stock was $211 thousand and $181 thousand, respectively.

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

There were no options or warrants awarded during the year ended December 31, 2024.

No warrants were exercised during the years ended December 31, 2023 or 2024.

The following table summarizes information about warrants granted during the years ended December 31:

	2024		2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance, beginning of year	1,606,734	$6.28	1,481,734	$7.34
Warrants granted	-	-	225,000	1.00
Warrants expired	(847,500)	7.00	(100,000)	10.00
Warrants exercised	-	-	-	-
Balance, end of year	759,234	7.85	1,606,734	6.28
Exercisable warrants	759,234	$5.46	1,359,234	$7.16

Outstanding warrants as of December 31, 2024 are as follows:

Range of Exercise Prices	Weighted Average Residual Life Span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

1.00	3.78	225,000	$1.00	225,000	$1.00
5.91	2.33	40,000	5.91	40,000	5.91
6.95	2.23	42,805	6.95	42,805	6.95
7.00	0.62	30,000	7.00	30,000	7.00
7.50	1.68	250,000	7.50	250,000	7.50
7.70	1.52	171,429	7.70	171,429	7.70
1.00 to 10.00	2.35	759,234	$7.85	759,234	$5.46

Warrants outstanding have the following expiry date and exercise prices as of the years ended December 31:

Expiry Date	Exercise Prices	2024	2023
October 06, 2024	7.00	-	847,500
September 01, 2025	7.50	83,334	83,334
June 04, 2026	7.50	83,333	83,333
July 7, 2026	7.70	171,429	171,429
December 04, 2027	7.50	83,333	83,333
March 25, 2027	6.95	42,805	42,805
May 1, 2027	7.00	30,000	30,000
May 1, 2027	5.91	40,000	40,000
October 11, 2028	1.00	225,000	225,000
		759,234	1,606,734

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

For options exercised during the year ended December 31, 2024, the difference between the fair value of the Common Stock issued and the respective exercise price was $622 thousand. As of December 31, 2024, the intrinsic value for vested stock options was $0.

For options exercised during the year ended December 31, 2023, the difference between the fair value of the Common Stock issued and the respective exercise price was $373 thousand. As of December 31, 2023, the intrinsic value for vested stock options was $0.

As of December 31, 2024, the total compensation cost related to nonvested awards not yet recognized as $142 thousand. As of December 31, 2023 the total compensation cost related to nonvested awards not yet recognized was $355 thousand. The weighted average period over which it is expected to be recognized is 2 months.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31,

	2024		2023
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Balance, beginning of year	1,508,833	$4.97	2,190,583	$5.00

Stock options granted	-	-	50,000	-
Stock options expired	-	-	(287,750)	-
Stock options cancelled, forfeited	(215,000)	-	(208,574)	-
Stock options exercised	-	-	(235,426)	-

Balance, end of year	1,293,833	4.81	1,508,833	4.97

Exercisable stock options	1,260,500	$4.83	1,354,896	$4.94

Stock options outstanding at the end of the year have the following expiry date and exercise prices as of December 31,

Expiry Date	Exercise Prices	2024	2023

April 20, 2025	4.20	10,000	10,000
March 1, 2027	5.14	388,500	563,500
March 1, 2027	5.65	140,000	140,000
May 1, 2027	5.90	30,000	30,000
October 31, 2027	5.98	17,000	17,000
December 31, 2028	0.62	50,000	50,000
September 30, 2030	4.40	278,333	318,333
September 30, 2030	4.84	380,000	380,000
		1,293,833	1,508,833

We recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31,

	2024	2023
In thousands
Stock Compensation	$291	$273
Stock Option vesting	71	1,682
Total	$362	$1,955

NOTE 15 – RELATED PARTY TRANSACTIONS

In February 2020 we amended the consulting agreement with Mr. Carlos J. Nissensohn a/k/a Haim Nissensohn, a principal shareholder of the Company and a family member of a former director and former officer of the Company.

This Agreement with Mr. Nissensohn was terminated in February 11, 2025 with effective May 11, 2025 date. As of December 31, 2024, the Company has accrued $60,000 towards amounts owed under this contract.

As of January 1, 2024, the Company’s subsidiary Dangot Computers, Ltd. entered into a service agreement with the Company’s CEO, Shai Lustgarten for his role as director and Chairman of the Board of Directors of Dangot Computers. The consideration for this is NIS 25,000 per month (approx. $6,800 USD). The Agreement allows for termination by either party without cause with 90 days written notice.

Haim Dangot, the founder of Dangot Computers, Ltd and former shareholder of Dangot Computers Ltd., previously was employed with the company on a month to month basis for USD $5,000 per month. His employment with the Company ended in July 2024.

NOTE 16 – CONCENTRATION AND GEOGRAPHIC DATA

For the year ended December 31, 2024, one customer accounted for 23.7% of the Company’s revenues. For the year ended December 31, 2023, no customer accounted for more than 10% of the Company’s revenues.

Information about Geographic Areas

Revenues by geography are based on the shipping addresses of our customers. The following tables set forth revenues by geographic area for the years ended December 31,

In thousands	2024	2023
Revenues:
United States	$40,257	$33,666
Israel	31,568	35,804
Russia	-	9,215
Rest of the world	1,748	2,508
Total revenues	$73,573	$81,193

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

NOTE 17 – INCOME TAX

For the year ended December 31, 2024, the Company has $12 thousand of current income tax expense (US State & Local and Foreign) and $882 thousand deferred income tax benefit.

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2024	2023
Reserves and deferred revenue	$1,395	$1,213
163(j) Limitation	3,752	3,165
Foreign deferred tax assets	1,238	356
Net operating loss	11,174	10,731
Total gross deferred tax assets	17,559	15,465
Less: Valuation Allowance	(16,316)	(14,947)
Net deferred tax assets	1,243	518

Deferred tax liabilities
Depreciation	(4)	(162)
Total deferred tax liabilities	(4)	(162)

Net deferred tax assets	$1,239	$356

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2024	2023
Net deferred tax assets	$17,555	$15,303
Valuation allowance	(16,316)	(14,947)
Total deferred tax assets	$1,239	$356

The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $16.3 million and $14.9 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% valuation allowance, against its U.S. net deferred tax assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The reconciliation between statutory rate and effective rate is as follows as of December 31,:

	2024	2023
Federal statutory tax rate	21.00%	21.00%
State taxes	(0.10)%	(0.03)%
Foreign income taxes	0.28%	(5.78)%
Change in valuation allowance	(12.17)%	(6.67)%
Return to provision adjustments	0.00%	0.00%
Other	0.00%	(10.31)%

Effective tax rate	9.01%	(1.78)%

The Company reported no uncertain tax liability as of December 31, 2024 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2021, 2022, 2023, and 2024 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2024, the Company had a net operating loss (NOL) carryforward of approximately $45.7 million. A portion of the NOL carryforward begins to expire in 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 18 – BUSINESS SEGMENT

The Company operates in a single reportable segment, referred to as providing solutions including hardware, software, communications, and automated management service as an established distributor of barcode labels, tags, and ribbons, as well as RFID labels and tags. The business is managed by the chief executive officer who is the Chief Operating Decision Maker (CODM). The CODM evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance.  The accounting policies of our single reportable segment are the same as those for the Company as a whole.

NOTE 19 – SUBSEQUENT EVENTS

In March 2025, the Company was named a defendant in a case involving a consultant, who is a related party, who was terminated and who claims he is owed approximately $389,000 in unpaid fees and commissions.  The Company believes it has multiple defense and cross claims against the former consultant and is evaluating its response to the lawsuit, but plans to vigorously defend the suit.

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

28

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