Form 10-Q
period 2025-03-31
OMNIQ Corp.
filed 2025-05-15
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,702,930 shares of common stock, $0.001 par value, as of May 12, 2025.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	March 31, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,712	$2,349
Accounts receivable, net	15,798	20,945
Inventory, net	4,326	7,405
Prepaid expenses	1,089	1,085
Other current assets	103	96
Total current assets	24,028	31,880

Property and equipment, net of accumulated depreciation	684	721
Goodwill	2,862	2,918
Trade name, net of accumulated amortization	1,120	1,187
Customer relationships, net of accumulated amortization	2,909	3,115
Other intangibles, net of accumulated amortization	384	410
Right of use lease asset	884	1,076
Other assets	2,239	2,282
Total Assets	$35,110	$43,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$64,850	$66,097
Line of credit	269	535
Accrued payroll and sales tax	2,774	2,903
Notes payable – current portion	7,857	8,512
Lease liability – current portion	632	701
Other current liabilities	2,808	7,575
Total current liabilities	79,190	86,323

Long-term liabilities
Accrued interest and accrued liabilities, related party	73	73
Notes payable, less current portion	644	234
Lease liability	225	353
Other long term liabilities	469	494
Total liabilities	80,601	87,477

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 10,712,930 and 10,712,930 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	78,715	78,713
Accumulated (deficit)	(125,995)	(123,899)
Accumulated other comprehensive income	1,777	1,286
Total OmniQ stockholders’ equity (deficit)	(45,491)	(43,888)

Total liabilities and stockholders’ equity (deficit)	$35,110	$43,589

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three months ended
	March 31
(In thousands, except share and per share data)	2025	2024
Revenues	$19,903	$18,317

Cost of goods sold	14,762	13,259

Gross profit	5,141	5,058

Operating expenses
Research & Development	507	405
Selling, general and administrative	5,064	5,565
Depreciation	28	116
Amortization	232	231
Total operating expenses	5,831	6,317
Loss from operations	(690)	(1,259)

Other income (expenses):
Interest expense	(462)	(917)
Other (expenses) income	(973)	31
Total other expenses	(1,435)	(886)
Net Loss Before Income Taxes	(2,125)	(2,145)
Current Provision for Income Taxes	36	47
Total Provision for Income Taxes	36	47

Net Loss	$(2,089)	$(2,098)

Net Loss	$(2,089)	$(2,098)
Foreign currency translation adjustment	491	241
Comprehensive loss	$(1,598)	$(1,857)
Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(2,089)	$(2,098)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(7)	(7)
Net loss attributable to common stockholders’ of OmniQ Corp	$(2,096)	$(2,105)
Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.20)	$(0.20)
Weighted average number of common shares outstanding - basic	10,712,930	10,688,340

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months ended March 31, 2024 and 2025

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
CodeBlocks Acquisition	-	-	-	-	-	56	-	56
ESPP Stock Issuance	-	-	15	-	6	-	-	6
Stock-based compensation – options, warrants, issuances	-	-	-	-	293	-	-	293
Cumulative Translation Adjustment	-	-	-	-	-	-	241	241
Net (loss) income	-	-	-	-	-	(2,098)	-	(2,098)
Balance, March 31, 2024	502	$1	10,690	$11	$78,639	$(115,972)	$792	$(36,529)
Balance, December 31, 2024	502	$1	10,712	$11	$78,713	$(123,899)	$1,286	$(43,888)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Stock-based compensation – options, warrants, issuances	-	-	-	-	2	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-		491	491
Net (loss) income	-	-	-	-	-	(2,089)	-	(2,089)
Balance, March 31, 2025	502	$1	10,712	$11	$78,715	$(125,995)	$1,777	$(45,491)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,

(In thousands)	2025	2024
Cash flows from operations
Net loss	$(2,089)	$(2,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2	293
Depreciation and amortization	285	347
Amortization of ROU asset	184	299
Loss from sale of other assets	(4)	-
Changes in operating assets and liabilities:
Accounts receivable	5,277	(508)
Prepaid expenses	(8)	181
Inventory	3,039	640
Other assets	45	242
Accounts payable and accrued liabilities	(765)	696
Accrued payroll and sales taxes payable	(127)	795
Lease liability	(189)	(302)
Deferred tax assets, net	(45)	(719)
Other liabilities	(4,587)	(489)
Net cash provided by (used in) operating activities	1,018	(623)

Cash flows from investing activities
Purchase of property and equipment	(31)	(48)
Net cash (used in) investing activities	(31)	(48)

Cash flows from financing activities
Proceeds from ESPP stock issuance	-	6
Payments on notes/loans payable	(903)	(1,133)
Proceeds from draw on line of credit	(262)	156
Net cash (used in) provided by financing activities	(1,165)	(971)

Net change in cash and cash equivalents	(178)	(1,642)

Effect of foreign exchange rates on cash and cash equivalents	541	845

Cash and cash equivalents at beginning of period	2,349	1,678

Cash and cash equivalents at end of period	$2,712	$881

Non-cash activities:
Declared dividends payable	$7	$7
Right of use asset acquired in exchange for lease liability	$-	$1,284
Supplemental disclosure of cash flow information:
Cash paid for interest	$450	$916
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of OMNIQ Corp, and its wholly owned subsidiaries, referred to herein as “we,” “us,” “OMNIQ,” or the “Company.” Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in the 2024 Form 10-K. During the three-month period ended March 31, 2025, there were no significant changes to those accounting policies other than below.

Accounting Standards Updates

ASU 2023-09, “Income Taxes (Topic 740), Improvement to Income Tax Disclosures.” The amendments in ASU 2023-09 require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s financial statements.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended March 31, 2025, and 2024 were 10,712,930 and 10,688,340, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	March 31, 2025	March 31, 2024
Options to purchase common stock	1,342,833	1,372,333
Warrants to purchase common stock	759,235	1,606,734
Potential shares excluded from diluted net loss per share	2,102,068	2,979,067

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $55.1 million as of March 31, 2025
●	Accumulated deficit of $126 million as of March 31, 2025
●	Multiple years of losses from operations

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	Blue Star - The Company’s total accounts payable due to Blue Star as of March 31, 2025, was approximately $56.6 million. Blue Star is an unsecured creditor, financing a substantial amount the Company’s supply chain demand. Management believes that Blue Star will continue supplying the Company with preferable credit terms. Blue Star has agreed to the annual interest rate of 5% on invoices that are past due. As an unsecured creditor of the Company, Blue Star has no incentive to force a liquidation. The Company has enjoyed a good mutual relationship for the past six years.

NOTE 3 – CONCENTRATIONS

For the three-months ended March 31, 2025, and the year ended December 31, 2024, no customer accounted for more than 10% and one customer accounted for 23.7%, respectively, of the Company’s consolidated revenues.

Accounts receivable at March 31, 2025 and December 31, 2024 are made up of trade receivables due from customers in the ordinary course of business. One customer accounted for 11.2% of the outstanding receivables as of March 31, 2025, and 26% as of December 31, 2024.

For the three months ended March 31, 2025, and the year ended December 31, 2024 one vendor made up 45% and 47%, respectively, of our purchases.

NOTE 4 – BUSINESS COMBINATIONS

CodeBlocks LTD

On January 30, 2024, OMNIQ’s wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with CodeBlocks Ltd. (CodeBlocks”) and CodeBlocks’ owners, Alina Lifshits and Erez Attia pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044). The consideration is payable in seven equal installments with the final payment due on November 1, 2025. The note has no explicit interest rate so the Company used an implicit interest rate of 8%; therefore the present value for the acquisition was NIS 4,356,720, approximately $1,190,360. The purchase Agreement closed on February 1, 2024. As of March 31, 2025, the total amount outstanding is NIS 4.4 million, approximately $1 million USD, and is presented on the balance sheet in short- and long-term notes payable.

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	March 31, 2025	December 31, 2024

Raw materials	$266	$287
Inventory in transit	1,126	4,471
Finished goods (less allowance)	4,019	3,978
Less allowance for obsolescence	(1,085)	(1,331)
Total inventories	$4,326	$7,405

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us with working capital.

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement with Prestige Capital Finance, LLC (“Prestige”), in which Quest has sold, transferred and assigned all of its rights, title, and interest to specific accounts receivable owed to Quest. The maximum outstanding balance of Quest to Prestige shall be $7.5 million. The discount fee starts at 1.5% and increases based on the age of the outstanding receivables. The balance as of March 31, 2025, was $0.

NOTE 7 – RELATED PARTY NOTES PAYABLE

Note Payable – Marin

In December 2017, we entered into a $660 thousand note payable at 1.89% annual interest rate (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note was payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of March 31, 2025 and December 31, 2024, was $73 thousand and $73, respectively. Accrued interest was payable at maturity. This accrued interest was outstanding as of March 31, 2025.

NOTE 8 – OTHER NOTES PAYABLE

(In thousands)	March 31, 2025	December 31, 2024
Note payable other	8,501	8,746
Less current portion	(7,857)	(8,512)
Long-term notes payable	$644	$234

Notes Payable Other

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd At December 31, 2024, the balance owed is $1,815,840 and at March 31, 2025, the balance owed is $1,886,466NIS (approx. $528,211 USD).

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totaling NIS 3 million, approximately US $0.9 million. The note accrues interest at 7.28% per annum (Israeli Prime Rate plus 1.28%) and is payable in 36 installments of principal and interest over 3 years. The balance at March 31, 2025 was approximately $0.14 million.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 2.5 million, approximately US $0.67 million. The note accrues interest at 7.3% per annum. The loan is renewed every month at Israeli Prime Rate plus + 1.3%, which at December 31, 2024 was 7.3%. In February 2024, NIS 1.5 million of the loan was converted into a short-term loan to be repaid in 12 installments, bearing interest at Prime + 1.5%. In July 2024, an additional 1.5 million was converted into a long-term loan to be repaid in 18 installments, bearing interest at a rate of Prime + 1.5%. At December 31, 2024, the Company owed Hapoalim Bank USD $1.39 million. At March 31, 2025, the balance was approximately $1.5 million.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum. The loan is renewed every month at Israeli Prime Rate plus 1.89, which at December 31, 2024 was 7.89%. In March 2024, NIS 7.5 million of the loan was converted into a long-term loan to be repaid in 36 installments, bearing interest at a rate of Prime + 3.25%, which at December 31, 2024 was 9.25%. At December 31, 2024, the Company owed Bank Leumi USD $5.4 million. At March 31, 2025, the Company owed Bank Leumi approximately USD $5.4 million.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.5% per annum and is payable in 36 monthly installments. The balance at December 31, 2024 is $251 thousand and at March 31, 2025 was $212 thousand.

As of March 31, 2025, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 9 – OTHER INCOME

For the three months ended March 31, 2025, the Company received government relief funds in the amount of approximately NIS 1.7 million or US $609 thousand.

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2025, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 13 common shares.

Series B

As of March 31, 2025, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2025, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of March 31, 2025, the accrued dividends on the Series C Preferred Stock was $219 thousand.

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

EQUITY INCENTIVE PLAN

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No shares were issued in the three months ended March 31, 2025 and 14,409 shares were issued during the three months ended March 31, 2024.

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

In March 2025, the Company was named a defendant in a case involving a consultant who was terminated and who claims he is owed approximately $389 thousand in unpaid fees and commissions. The Company believes it has multiple defenses and cross claims against the former consultant and is evaluating its response to the lawsuit, but plans to vigorously defend the suit.

NOTE 12 – BUSINESS SEGMENT

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

NOTE 13 – SUBSEQUENT EVENTS

None

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our 2024 Form 10-K and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the three months ended March 31, 2025, were $19.9 million, an increase of approximately $1.6 million or 8.7%, over the three months ended March 31, 2024.

The loss from operations for the three months ended March 31, 2025, was $690 thousand, a decrease of $569 thousand compared with the loss in the three months ended March 31, 2024, of $1.3 million. Basic loss per share from continuing operations for the three months ended March 31, 2025, was ($0.20) versus ($0.20) per share for the same period in 2024. Comprehensive loss for the three months ended March 31, 2025 and 2024 was $1.6 million and $1.9 million respectively, the only component to comprehensive loss besides net loss is foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, the Company had cash in the amount of $2.7 million and a working capital deficit of $55 million, compared to cash in the amount of $2.3 million, and a working capital deficit of $54.4 million as of December 31, 2024. The Company had stockholders’ deficit attributable to OmniQ stockholders of $45.5 million and $43.8 million as of March 31, 2025, and December 31, 2024, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $126 million and $124 million as of March 31, 2025, and December 31, 2024.

The Company’s operations provided net cash of $1 million and used $623 thousand in the three months ended March 31, 2025, and 2024, respectively. The increase in cash provided in operations of $1.6 million is due to the increase in revenue.

The Company’s cash used in investing activities was $31 thousand for the three months ended March 31, 2025, compared to cash used in investing activities of $48 thousand for the three months ended March 31, 2024.

The Company’s financing activities used $1.2 million of cash during the three months ended March 31, 2025, and used $971 thousand during the three months ended March 31, 2024.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	For the 3 months ended March 31,		Variation
In thousands	2025	2024	$	%
Revenue	$19,903	$18,317	$1,586	8.66%
Cost of Goods sold	14,762	13,259	1,503	11.34%
Gross Profit	5,141	5,058	83	1.64%
Operating Expenses	5,831	6,317	(486)	(7.69)%
Loss from operations	(690)	(1,259)	569	(45.19)%
Net loss	(2,089)	(2,098)	9	(0.43)%
Net Loss per common Share from continuing operations	$(0.20)	$(0.20)	$0.00	(0.00)%

Revenues

For the three months ended March 31, 2025, and 2024, the Company generated net revenues in the amount of $19.9 million and $18.3 million, respectively. The increase between the three-month periods was attributable to acceleration of projects by customers.

Cost of Goods Sold

For the three months ended March 31, 2025, and 2024, the Company recognized a total of $14.8 million and $13.3 million, respectively, of cost of goods sold. For the three months ended March 31, 2025, and 2024, cost of goods sold were 74% and 72% of net revenues, respectively.

Operating expenses

Total operating expenses for the three months ended March 31, 2025, and 2024 recognized was $5.8 million and $6.3 million, respectively, representing a 7.7% decrease. The decrease in operating expenses was due primarily to management’s cost savings plan.

Research and Development – Research and development expenses for the three months ended March 31, 2025, and 2024 totaled $507 thousand and $405 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended March 31, 2025, and 2024 totaled $5.1 million and $5.6 million, respectively, representing a 9% decrease. The decrease was due primarily to management’s cost savings plan.

Depreciation – Depreciation expenses for the three months ended March 31, 2025, and 2024 totaled $28 thousand and $116 thousand, respectively, representing a 76% decrease. The decrease is directly related to the reduction in fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended March 31, 2025, and 2024 totaled $232 thousand and $231 thousand, respectively. The increase is due to life of intangibles and what is remaining to be amortized.

Other income and expenses

Interest Expense – Interest expense for the three months ended March 31, 2025, totaled $462 thousand, as compared to $917 thousand for the three months ended March 31, 2024. The decrease is primarily attributable to the reduced line of credit.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such an evaluation, our CEO concluded that, as of March 31, 2025, our internal controls over financial reporting were not effective.

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

In March 2025, the Company was named a defendant in a case involving a consultant who was terminated and who claims he is owed approximately $389 thousand in unpaid fees and commissions. The Company believes it has multiple defense and cross claims against the former consultant and is evaluating its response to the lawsuit, but plans to vigorously defend the suit.

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

Date: May 15, 2025

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officerand Chairman of the Board

