Form 10-Q
period 2025-06-30
OMNIQ Corp.
filed 2025-08-19
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to__________

Commission File Number: 001-40768

OMNIQ Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

696 West Confluence Ave.

Murray, UT 84123

(Address of principal executive offices) (Zip Code)

(801) 242-7272

(Registrant’s telephone number, including area code)

1865 West 2100 South

Salt Lake City, UT 84119

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,602,930 shares of common stock, $0.001 par value, as of August 13, 2025.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	June 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,209	$2,349
Accounts receivable, net	9,807	20,945
Inventory, net	3,005	7,405
Prepaid expenses	375	1,085
Prepaid expenses, related party	200	-
Other current assets	34	96
Total current assets	15,630	31,880

Property and equipment, net of accumulated depreciation	696	721
Goodwill	3,156	2,918
Trade name, net of accumulated amortization	1,185	1,187
Customer relationships, net of accumulated amortization	2,968	3,115
Other intangibles, net of accumulated amortization	375	410
Right of use lease asset	410	1,076
Other assets	2,360	2,282
Total Assets	$26,780	$43,589

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$12,642	$66,097
Line of credit	1,615	535
Accrued payroll and sales tax	3,644	2,903
Notes payable – current portion	6,932	8,512
Lease liability – current portion	290	701
Other current liabilities	1,394	7,575
Total current liabilities	26,517	86,323

Long-term liabilities
Accrued interest and accrued liabilities, related party	(13)	73
Notes payable, less current portion	410	234
Related party notes payable	10,000	-
Lease liability	103	353
Other long term liabilities	737	494
Total liabilities	37,754	87,477

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 10,712,930 and 10,712,930 shares issued and outstanding, respectively.	11	11
Additional paid-in capital	113,513	78,713
Accumulated (deficit)	(123,947)	(123,899)
Accumulated other comprehensive income (loss)	(552)	1,286
Total OmniQ stockholders’ equity (deficit)	(10,974)	(43,888)

Total liabilities and equity (deficit)	$26,780	$43,589

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ending		For the six months ended
	June 30,		June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$7,802	$8,436	$15,782	$17,587

Cost of goods sold	5,821	6,264	11,618	13,458

Gross profit	1,981	2,172	4,164	4,129

Operating expenses
Research & Development	556	457	969	856
Selling, general and administrative	1,431	2,214	3,369	4,883
Depreciation	241	87	36	199
Amortization	237	227	468	458
Total operating expenses	2,465	2,985	4,842	6,396
Loss from operations	(484)	(813)	(678)	(2,267)

Other income (expenses):
Interest expense	(131)	(250)	(403)	(538)
Other (expenses) income	3,415	(1,390)	2,484	(1,361)
Gain on debt settlement	325	-	325	-
Total other income (expenses)	3,609	(1,640)	2,406	(1,899)
Net Income (Loss) Before Income Taxes	3,125	(2,453)	1,728	(4,166)
Provision for Income Taxes
Current	(72)	-	(37)	47
Total Provision for Income Taxes	(72)	-	(37)	47
Income (loss) from continuing operations	3,053	(2,453)	1,691	(4,119)

Loss from discontinued operations (net of tax)	(1,002)	(592)	(1,725)	(1,024)

Net Income (Loss)	$2,051	$(3,045)	$(34)	$(5,143)

Net Income (Loss)	$2,051	$(3,045)	$(34)	$(5,143)
Foreign currency translation adjustment	1,169	1,169	(1,838)	1,410
Comprehensive income (loss)	3,220	(1,876)	$(1,872)	$(3,733)
Reconciliation of net loss to net loss attributable to common shareholders
Net Income (Loss)	2,051	(3,045)	$(34)	$(5,143)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(8)	(8)	(14)	(15)
Net income (loss) attributable to common stockholders’ of OmniQ Corp	2,043	(3,053)	$(48)	$(5,158)
Net income (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$0.19	$(0.28)	$(0.00)	$(0.48)
Net income (loss) per share – diluted	$0.19	$(0.28)	$(0.00)	$(0.48)
Loss from discontinued operations (net of tax)	(1,002)	(592)	(1,725)	(1,024)
Net loss per share from discontinued operations	$(0.09)	$(0.06)	$(0.16)	$(0.10)
Weighted average number of common shares outstanding - basic	10,712,930	10,688,340	10,712,930	10,688,340
Weighted average number of common shares outstanding – diluted	10,712,930	10,688,340	10,712,930	10,688,340

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the three and six months ended June 30, 2024 and 2025

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)

Dividend on Class C Shares	-	-	-	-		(7)		(7)
ESPP Stock Issuance	-	-	15	-	6			6
Stock-based compensation – options, warrants, issuances	-	-	-	-	293			293
Acquisition of Codeblocks	-	-	-	-		56		56
Cumulative Translation Adjustment	-	-	-	-			241	241
Net (loss) income	-	-	-	-		(2,098)		(2,098)
Balance, March 31, 2024	502	$1	10,690	$11	$78,639	$(115,972)	792	$(36,529)

Dividend on Class C Shares	-	-	-	-		(8)		(8)
ESPP Stock Issuance	-	-	2	-	2			2
Stock-based compensation – options, warrants, issuances	-	-	-	-	53			53
Cumulative Translation Adjustment	-	-	-	-			1,169	1,169
Net (loss) income	-	-	-	-		(3,045)		(3,045)
Balance, June 30, 2024	502	$1	10,692	$11	78,694	(119,025)	1,961	$(38,358)

Balance, December 31, 2024	502	$1	10,712	$11	$78,713	$(123,899)	$1,286	$(43,888)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Stock-based compensation – options, warrants, issuances	-	-	-	-	2	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-		491	491
Net (loss) income	-	-	-	-	-	(2,089)	-	(2,089)
Balance, March 31, 2025	502	$1	10,712	$11	$78,715	$(125,995)	$1,777	$(45,491)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Sale of assets from division					34,734	-		34,734
Stock-based compensation – options, warrants, issuances	-	-	-	-	64	-	-	64
Cumulative Translation Adjustment	-	-	-	-	-	4	(2,329)	(2,325)
Net (loss) income	-	-	-	-	-	2,051	-	2,051
Balance, June 30, 2025	502	$1	10,712	$11	$113,513	$(123,947)	$(552)	$(10,974)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,

(In thousands)	2025	2024
Cash flows from operations
Net loss	$(34)		$(5,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	66		346
Depreciation and amortization	569		666
Amortization of ROU asset	228		413
Changes in operating assets and liabilities:
Accounts receivable	7,168		(3,699)
Prepaid expenses	331		(260)
Inventory	3,739		92
Other assets	70		812
Accounts payable and accrued liabilities	(396)		3,028
Accrued interest and accrued liabilities, related party	(86)		-
Accrued payroll and sales taxes payable	726		1,643
Lease liability	(220)		(419)
Deferred tax assets, net	18		(1,103)
Other liabilities	(6,107)		(47)
Net cash provided by (used in) operating activities	6,072		(3,671)

Cash flows from investing activities
Purchase of property and equipment	(75)		(81)
Cash paid for divestiture	(2,388)		-
Proceeds from sale of property and equipment	-		(22)
Net cash provided by (used in) investing activities	(2,463)		(103)

Cash flows from financing activities
Proceeds from ESPP stock issuance	-		8
Payments on notes/loans payable	(2,686)		(1,814)
Proceeds from draw on line of credit	970		3,175
Net cash (used in) provided by financing activities	(1,716)		1,369

Net change in cash and cash equivalents	1,893		(2,405)

Effect of foreign exchange rates on cash and cash equivalents	(2,033)		2,100

Cash and cash equivalents at beginning of period	2,349		1,678

Cash and cash equivalents at end of period	$2,209		$1,373

Non-cash activities:
Declared dividends payable	$7		$15
Net assets acquired in business combination	$-		$1,284
Right of use asset acquired in exchange for lease liability	$-		$120
Cancelation of lease	$471	$
Supplemental disclosure of cash flow information:		$
Cash paid for interest	$-		$1,709
Cash paid for income taxes	$-		$-

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

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in the 2024 Form 10-K. During the six-month period ended June 30, 2025, there were no significant changes to those accounting policies other than below.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended June 30, 2025, and 2024 were 10,712,930 and 10,688,340, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net income or loss per share because such securities have an anti-dilutive impact and are out of the money:

	June 30, 2025	June 30, 2024
Options to purchase common stock	2,126,833	1,297,333
Warrants to purchase common stock	959,235	1,606,734
Potential shares excluded from diluted net loss per share	3,086,068	2,904,067

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $10.9 million as of June 30, 2025
●	Accumulated deficit of $124 million as of June 30, 2025
●	Multiple years of losses from operations

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is evaluating operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.
●	The Company completed the sale of one of it’s divisions as of June 30, 2025, which included the removal of a net $45 million worth of debt on the Company’s books..

NOTE 3 – CONCENTRATIONS

For the six-months ended June 30, 2025, and the year ended December 31, 2024, no customer accounted for more than 3% for the six months ended June 30, 2025 and one customer made up 23.7% for December 31, 2024, of the Company’s consolidated revenues.

Accounts receivable at June 30, 2025 and December 31, 2024 are made up of trade receivables due from customers in the ordinary course of business. One customer accounted for 6% of the outstanding receivables as of June 30, 2025, and 26% as of December 31, 2024.

For the six months ended June 30, 2025, and the year ended December 31, 2024 no vendor made up more than 3% as of June 30, 2025 and 47% as of December 31, 2024 of our trade payables.

NOTE 4 – BUSINESS COMBINATIONS

CodeBlocks LTD

On January 30, 2024, OMNIQ’s wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with CodeBlocks Ltd. (CodeBlocks”) and CodeBlocks’ owners, Alina Lifshits and Erez Attia pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044). The consideration is payable in seven equal installments with the final payment due on November 1, 2025. The note has no explicit interest rate so the Company used an implicit interest rate of 8%; therefore the present value for the acquisition was NIS 4,356,720, approximately $1,190,360. The purchase Agreement closed on February 1, 2024. As of June 30, 2025, this entity was sold as part of the sale discussed in Note 11.

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	June 30, 2025	December 31, 2024

Raw materials	$308	$287
Inventory in transit	53	4,076
Finished goods (less allowance)	3,407	49
Less allowance for obsolescence	(763)	(1,204)
Total inventories (continuing operations)	$3,005	$3,208
Inventories relate to discontinued operations	-	4,197
Total inventories	$3,005	$7,405

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us with working capital.

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement with Prestige Capital Finance, LLC (“Prestige”), in which Quest has sold, transferred and assigned all of its rights, title, and interest to specific accounts receivable owed to Quest. The maximum outstanding balance of Quest to Prestige shall be $7.5 million. The discount fee starts at 1.5% and increases based on the age of the outstanding receivables. The balance as of June 30, 2025, was $0 and this credit facility was terminated concurrent with the sale of the assets from Quest Marketing, Inc.

NOTE 7 – RELATED PARTY NOTES PAYABLE

Note Payable – Marin

In December 2017, we entered into a $660 thousand note payable at 1.89% annual interest rate (the “Marin Note”) with two individuals from whom we previously acquired their company (in 2014). The Marin Note was payable in 60 monthly principal payments of $20 thousand beginning in October 2018. Accrued interest payable as of March 31, 2025 and December 31, 2024, was $73 thousand and $73, respectively. Accrued interest was payable at maturity. This accrued interest balance was $0 as of June 30, 2025.

Note Payable – Summit

On June 30, 2025, concurrent with the sale of the business unit, the Company entered into a promissory note for $10 million at 5% annual interest rate (the “Summit Note”), the note is amortized over 10 years, but a balloon payment in 3 years for the then balance. The Company is required to make 13 payments every year, with annual payments totaling $1,378,852. Accrued interest as of June 30, 2025 was $0 and the balance as of June 30, 2025 was $10,000,000. At June 30, 2025, the company had put up a $200,000 prepaid expense towards transaction costs with Summit Junction and this amount appears on the Balance Sheet as a prepaid expenses, related party.

NOTE 8 – OTHER NOTES PAYABLE

(In thousands)	June 30, 2025	December 31, 2024
Note payable other	7,342	8,746
Less current portion	(6,932)	(8,512)
Long-term notes payable	$410	$234

Notes Payable Other

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd At December 31, 2024, the balance owed is $1,815,840 and at June 30, 2025, the balance owed is $1,886,466NIS (approx. $528,211 USD).

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. This was completed in January 2025.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totaling NIS 3 million, approximately US $0.9 million. The note accrues interest at 7.28% per annum (Israeli Prime Rate plus 1.28%) and is payable in 36 installments of principal and interest over 3 years. The balance at June 30, 2025 was approximately $0.14 million.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 2.5 million, approximately US $0.67 million. The note accrues interest at 7.3% per annum. The loan is renewed every month at Israeli Prime Rate plus + 1.3%, which at December 31, 2024 was 7.3%. In February 2024, NIS 1.5 million of the loan was converted into a short-term loan to be repaid in 12 installments, bearing interest at Prime + 1.5%. In July 2024, an additional 1.5 million was converted into a long-term loan to be repaid in 18 installments, bearing interest at a rate of Prime + 1.5%. At December 31, 2024, the Company owed Hapoalim Bank USD $1.39 million. At June 30, 2025, the balance was approximately $1.5 million.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum. The loan is renewed every month at Israeli Prime Rate plus 1.89, which at December 31, 2024 was 7.89%. In March 2024, NIS 7.5 million of the loan was converted into a long-term loan to be repaid in 36 installments, bearing interest at a rate of Prime + 3.25%, which at December 31, 2024 was 9.25%. At December 31, 2024, the Company owed Bank Leumi USD $5.4 million. At June 30, 2025, the Company owed Bank Leumi approximately USD $5.4 million.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.5% per annum and is payable in 36 monthly installments. The balance at December 31, 2024 is $251 thousand and at June 30, 2025 was $212 thousand.

As of June 30, 2025, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

NOTE 9 – OTHER INCOME

For the six months ended June 30, 2025, the Company received government relief funds in the amount of approximately NIS 1.7 million or US $609 thousand.

During the six months ended June 30, 2025, the Company received Employee Retention Credit refunds in the amount of approximately $1.05 million for returns filed for prior years.

NOTE 10 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of June 30, 2025, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 13 common shares.

Series B

As of June 30, 2025, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of June 30, 2025, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of June 30, 2025, the accrued dividends on the Series C Preferred Stock was $226 thousand.

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

No shares were issued in the six months ended June 30, 2025 and 17,089 shares were issued during the six months ended June 30, 2024.

During the quarter, the Company issued stock options or warrants to 47 employees and consultants for the purchase of an aggregate 1,035,000 shares of stock at between $0.06 and $0.07 per share. The Company’s CEO was issued options for 50,000 shares at $0.07 and warrants were issued to a company he is affiliated with for 100,000 shares at exercise price of $0.07 per share, which was above the market price at the time of issuance. The options have a 5 year expiration period and vested immediately. Approximately $63,000 was booked as a compensation expense related to these options and warrants.

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

NOTE 12 – BUSINESS SEGMENT

The Company operates in a single reportable segment, referred to as providing solutions including software, communications, and automated management service. The business is managed by the chief executive officer who is the Chief Operating Decision Maker (CODM). The CODM evaluates segment performance based on operating income (loss) for purposes of allocating resources and evaluating financial performance. The accounting policies of our single reportable segment are the same as those for the Company as a whole.

Note 13 – DISCONTINUED OPERATIONS

On July 11, 2025, OmniQ Corp., a Delaware corporation (the “Company”), together with its subsidiaries, Quest Marketing, Inc., HTS Image Processing, Inc., OmniQ Vision Inc., HTS Image Ltd., OmniQ Technologies Ltd., and Dangot Computers, Ltd. (collectively, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Summit Junction Holdings LLC, a Delaware limited liability company (the “Buyer”).

Pursuant to the Purchase Agreement, the Sellers agreed to sell, and Buyer agreed to purchase, substantially all of the assets and assume certain liabilities mainly associated with the Company’s legacy business line, including its integrated hardware, software, and automation solutions business, (the “Transferred Business”). The Transaction was consummated on July 11, 2025. Although the Purchase Agreement is dated as of June 30, 2025, the parties executed the agreement and consummated the Transaction on July 11, 2025.

The aggregate consideration for the Transaction is approximately $45.0 million, consisting of the assumption by Buyer of up to $55.0 million in specified liabilities of the Transferred Business and the issuance by the Company of a Promissory Note in the principal amount of $10.0 million in favor of the Buyer. The Promissory Note bears interest at 5% per annum, is amortized over a ten-year period, and provides for a balloon payment after the third year. In addition, the Company is entitled to a contingent payment of up to $10.0 million in the event that, within 18 months following the closing, Buyer either (i) consummates a sale of all or substantially all of its assets or equity for consideration in excess of $100.0 million or (ii) completes an initial public offering at a valuation exceeding $100.0 million.

The sale resulted in a net gain on disposal of approximately $34.7m, which reflects the difference between the carrying amount of the net assets disposed of and the consideration transferred/assumed, including the promissory note and transaction costs. However, due to the related-party nature of the transaction, management determined it would be more conservative to record the gain to Additional Paid-in Capital instead of in Other Income.

The net gain (APIC) was calculated as follows (in thousands):

Change in Value
Cash and cash equivalents	$(2,388)
Accounts receivable, net	(4,730)
Inventory, net	(282)
Other current assets	(996)
Property and equipment, net of accumulated depreciation	(48)
Accounts payable and accrued liabilities	55,000
Other current liabilities	(1,822)
Related party notes payable	(10,000)
Additional paid-in capital	$(34,734)

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

Six months ended	June 30, 2025	June 30, 2024

Revenues	$24,599	$19,787
Cost of goods sold	19,115	13,975
Selling, general and administrative	7,281	5,706
Research & Development	40	10
Depreciation	14	9
Amortization	-	-
Interest expense	1,050	1,172
Other (expenses) income	1,176	61
Current tax	-	-
Net Loss from Discontinued Ops (Net of Tax)	$1,725	$1,024

Three months ended	June 30, 2025	June 30, 2024

Revenues	$12,675	10,621
Cost of goods sold	10,149	7,910
Selling, general and administrative	4,082	2,811
Research & Development	18	5
Depreciation	11	5
Amortization	-	-
Interest expense	848	544
Other (expenses) income	1,431	62
Current tax	-	-
Net Loss from Discontinued Ops (Net of Tax)	$1,002	$592

Because the transaction was effective June 30,2025, no assets or liabilities disposed in the sale were included on the balance sheet as of June 30, 2025. The balances of the disposed assets and liabilities as of December 31, 2024 were as follows:

Assets
Current Assets
Accounts receivable, net	$10,608
Inventory, net	4,197
Prepaid expenses	482
Other current assets	61
Total current assets	15,348

Property and equipment, net of accumulated depreciation	8
Right of use lease asset	471
Total Assets	$15,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,863
Accrued payroll and sales tax	1,490
Lease liability – current portion	309
Other current liabilities	58,662

Lease liability	178
Total liabilities	$64,731

Cash flows related to the discontinued business have not been segregated and are included in the condensed consolidated statements of cash flows. The following table provides supplemental cash-flow information for the discontinued operations (in thousands):

	Six months ended June 30, 2025	Six months ended June 30, 2024
Depreciation and amortization	(2,304)	(9)
Capital expenditures	(771)	128
Other significant non-cash items
Cancelation of lease	471	-

The assets sold include, among other things, accounts receivable, inventory, tangible personal property, intellectual property, contract rights, books and records, and other assets used or held for use in connection with the Transferred Business. Certain assets were excluded from the Transaction, including the Company’s cash and cash equivalents and all assets not related to the Transferred Business. Buyer assumed only those liabilities specified in the Purchase Agreement, and the Company retained all other liabilities, including those unrelated to the Transferred Business or expressly excluded.

The Purchase Agreement contains customary representations, warranties, and covenants, including pre-closing operating covenants, post-closing indemnification provisions, and certain limitations on liability. The Transaction and Purchase Agreement were approved by the Company’s Board of Directors effective June 30, 2025 following completion of a fairness opinion, dated June 27, 2025, from an independent financial advisor.

In connection with the closing, the Company and Buyer entered into and delivered various ancillary agreements, including a Bill of Sale, Assignment and Assumption Agreement, Trademark Assignment Agreement, Promissory Note, Intellectual Property License Agreement, and Transition Services Agreement. The Company also entered into a consent agreement with its largest vendor Bluestar to consent to the transfer of the liabilities owed to it from the Company to the Buyer. Due to an entity affiliated with Shai Lustgarten, the Company’s CEO as a principal member of the Buyer, the transaction is deemed related party.

Pursuant to his employment contract, the CEO, Shai Lustgarten is entitled to a bonus equal to 4% of a total transaction price and pursuant to that, the Board of Directors awarded a bonus of $1.72 million to Mr. Lustgarten. The bonus has been accrued but as of this filing nothing has been paid on the bonus.

Based on ASC 850-10, ASC 845-10, ASC 820, and SEC Staff Accounting Bulletin Topics 5.G, 5.T, and 1.B.1, the transaction represents a capital contribution from the CEO to the Company. While a fairness opinion was obtained, it does not fully satisfy ASC 820 fair value measurement requirements for full recognition. Accordingly, the $34 million gain is recorded directly to equity as a capital contribution. This conclusion aligns with both the letter and the spirit of applicable GAAP and SEC guidance.

NOTE 14 – SUBSEQUENT EVENTS

In July 2025, the Company settled approximately $62,500 of debt owed on the books for 900,000 shares. As noted in the Company’s 8-K filing, 450,000 of those shares were issued to the Company CEO, Shai Lustgarten to settled $31,500 owed to him.

In July 2025, the Company relocated its corporate headquarters to a new address. The new office / warehouse lease is at $15,000 per month in rent for 7 years.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our 2024 Form 10-K and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our website at www.omniq.com.

Introduction

We use patented and proprietary artificial intelligence (AI) technology to deliver machine vision image processing solutions including data collection, real-time surveillance and monitoring for supply chain management, homeland security, public safety, traffic & parking management, and access control applications.

The technology and services we provide help our clients move people, assets, and data safely and securely through airports, warehouses, schools, national borders, and many other applications and environments.

Our principal solutions include hardware, software, communications, and automated management services, technical service and support. Our highly tenured team of professionals has the knowledge and expertise to simplify the integration process for our customers. We deliver practical problem-solving solutions backed by numerous customer references.

Our customers include government agencies, healthcare, universities, airports, municipalities and more. We currently engage with several billion-dollar markets with double-digit growth, including the Global Safe City market and the Ticketless Safe Parking market.

The following is a discussion of our financial condition, results of operations, financial resources, and working capital. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements contained in this Form 10-Q.

OVERVIEW

Pursuant to the asset sale described in the Notes to the Financial Statements, the assets of one division were sold during the second quarter of 2025. Accordingly, the financial statements have reclassified the related revenues and expenses from both prior periods and the current period into a single line item for “Discontinued Operations” on the face of the financial statements, with further detail provided in the accompanying Notes.

The Company’s sales for the six months ended June 30, 2025, and 2024, were $15.8 million and $17.6 million, respectively. The decrease between the six-month periods was attributable to deceleration of projects by customers.

The loss from operations for the six months ended June 30, 2025, was $678 thousand, a decrease of $569 thousand compared with the loss in the six months ended June 30, 2024, of $2.27 million. Basic loss per share from continuing operations for the six months ended June 30, 2025, was ($0.00) versus ($0.48) per share for the same period in 2024. Comprehensive loss for the six months ended June 30, 2025 and 2024 was $1.87 million and $3.7 million respectively, the only component to comprehensive loss besides net loss is foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, the Company had cash in the amount of $2.2 million and a working capital deficit of $10.9 million, compared to cash in the amount of $2.3 million, and a working capital deficit of $54.4 million as of December 31, 2024. The Company had stockholders’ deficit attributable to OmniQ stockholders of $11 million and $43.8 million as of June 30, 2025, and December 31, 2024, respectively. This decrease in our stockholders’ deficit was primarily attributable to sale of assets.

The Company’s accumulated deficit was $124 million and $124 million as of June 30, 2025, and December 31, 2024.

The Company’s operations provided net cash of $6.08 million and used $3.6 million in the six months ended June 30, 2025, and 2024, respectively. The increase in cash provided in operations of approximately $10 million is due to the increase in revenue and decrease in overhead.

The Company’s cash used in investing activities was $2.5 million for the six months ended June 30, 2025, compared to cash used in investing activities of $103 thousand for the six months ended June 30, 2024.

The Company’s financing activities used $1.7 million of cash during the six months ended June 30, 2025, and used $1.34 million during the six months ended June 30, 2024.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance. Amounts are presented in thousands.

	For the 6 months ended June 30,		Variation
In thousands	2025	2024	$	%
Revenue	$15,782	$17,587	$(1,805)	(10.26)%
Cost of Goods sold	11,6178	13,458	(1,841)	(13.68)%
Gross Profit	4,164	4,129	35	0.85%
Operating Expenses	4,842	6,396	(1,554)	(24.3)%
Income (Loss) from operations	(678)	(2,267)	1,589	(70.09)%
Net income (loss) from continuing operations	1,691	(4,118)	5,809	-141%
Loss from discontinued operations (net of tax)	(1,725)	(1,024)	(701)	(68.46)%
Net income (loss)	(34)	(5,142)	5,108	(99.34)%
Net Loss per common Share from continuing operations	$(0.00)	$(0.20)	$0.00	(100.00)%

Revenues

For the six months ended June 30, 2025, and 2024, the Company generated net revenues in the amount of $15.8 million and $17.6 million, respectively. The decrease between the six-month periods was attributable to deceleration of projects by customers.

Cost of Goods Sold

For the six months ended June 30, 2025, and 2024, the Company recognized a total of $11.6 million and $13.5 million, respectively, of cost of goods sold. For the six months ended June 30, 2025, and 2024, cost of goods sold were 74% and 77% of net revenues, respectively.

Operating expenses

Total operating expenses for the six months ended June 30, 2025, and 2024 recognized was $4.8 million and $6.4 million, respectively, representing a 24% decrease. The decrease in operating expenses was due primarily to management’s cost savings plan and the elimination of expenses associated wit the legacy business sold in the second quarter of 2025.

Research and Development – Research and development expenses for the six months ended June 30, 2025, and 2024 totaled $969 thousand and $856 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the six months ended June 30, 2025, and 2024 totaled $3.4 million and $4.9 million, respectively, representing a 31% decrease. The decrease was due primarily to management’s cost savings initiatives, including headcount reductions and lower professional-services fees, and the removal of expense associated with the legacy business.

Depreciation – Depreciation expenses for the six months ended June 30, 2025, and 2024 totaled $36 thousand and $199 thousand, respectively, representing an 82% decrease. The decrease is directly related to the reduction in fixed assets following the sale of the legacy business.

Intangible amortization – Intangible amortization expenses for the six months ended June 30, 2025, and 2024 totaled $468 thousand and $458 thousand, respectively. The modest increase is due the timing of amortization of customer relationships, trade names and other intangible assets.

Other income and expenses

Interest Expense – Interest expense for the six months ended June 30, 2025, totaled $403 thousand, compared to $538 thousand for the six months ended June 30, 2024. The change in interest expense is attributable to fluctuations in borrowings under the Company’s credit facilities and the retirement of debt associated with the legacy business. Other income and expenses include a gain on debt settlement of $325 thousand recorded in the six months ended June 30, 2025, and $0 in the comparable 2024 period.

Discontinued operations – On June 30, 2025, the Company completed the sale of its legacy business. As a result, the assets and liabilities of the legacy business were classified as held for sale and its results of operations for all periods presented have been reported as discontinued operations. For the six months ended June 30, 2025 and 2024, loss from discontinued operations (net of tax) was $1.7 million and $1.0 million, respectively. The increase in loss from discontinued operations reflects transaction-related expenses and a one-time loss on the sale of certain assets.

Net income (loss) – For the six months ended June 30, 2025, the Company recorded a net loss of $34 thousand, compared with a net loss of $5.1 million for the six months ended June 30, 2024. The significant improvement in net results was driven by higher margins on continuing operations, lower operating expenses and the gain on debt settlement, partially offset by increased loss from discontinued operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the previously reported material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025.  Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

Material Weakness in Internal Control over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting. Specifically, we identified a material weakness in our controls related to segregation of duties and other immaterial weaknesses in several areas of data management and documentation.

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

Date: August 19, 2025

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officerand Chairman of the Board

