Form 10-Q
period 2025-09-30
OMNIQ Corp.
filed 2025-11-14
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to__________

Commission File Number: 001-40768

OMNIQ Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

696 West Confluence Ave.

Murray UT 84123

(Address of principal executive offices) (Zip Code)

(801) 733-2222

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,602,930 shares of common stock, $0.001 par value, as of November 4, 2025.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	September 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$679	$2,349
Accounts receivable, net	10,579	20,945
Inventory	3,492	7,405
Prepaid expenses	696	1,085
Other current assets	38	96
Total current assets	15,484	31,880

Property and equipment, net of accumulated depreciation	668	721
Goodwill	1,891	2,918
Trade name, net of accumulated amortization	1,159	1,187
Customer relationships, net of accumulated amortization	2,842	3,115
Other intangibles, net of accumulated amortization	354	410
Right of use lease asset	371	1,076
Other assets	2,251	2,282
Total Assets	$25,020	$43,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,432	$66,097
Line of credit	2,019	535
Accrued payroll and sales tax	3,020	2,903
Notes payable – current portion	5,667	8,512
Lease liability – current portion	218	701
Related party advances	1,995	-
Other current liabilities	1,400	7,575
Total current liabilities	26,751	86,323

Long-term liabilities
Accrued interest and accrued liabilities, related party	-	73
Notes payable, less current portion	543	234
Related party notes payable	9,987	-
Lease liability	91	353
Other long term liabilities	728	494
Total liabilities	38,100	87,477

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 11,602,930 and 10,712,930 shares issued and outstanding, respectively.	12	11
Additional paid-in capital	112,328	78,713
Accumulated (deficit)	(124,698)	(123,899)
Accumulated other comprehensive income	(723)	1,286
Total OmniQ stockholders’ equity (deficit)	(13,080)	(43,888)

Total liabilities and equity (deficit)	$25,020	$43,589

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$8,826	$9,454	$24,213	$27,040

Cost of goods sold	5,867	7,362	17,089	20,820

Gross profit	2,959	2,092	7,124	6,220

Operating expenses
Research & Development	436	492	1,405	1,348
Selling, general and administrative	2,852	2,074	6,221	6,957
Depreciation	17	85	53	284
Amortization	245	228	713	686
Total operating expenses	3,550	2,879	8,392	9,275
Loss from operations	(591)	(787)	(1,268)	(3,055)

Other income (expenses):
Interest expense	(248)	(282)	(651)	(820)
Other (expenses) income	212	219	2,691	(1,142)
Gain on debt settlement	-	-	325	-
Total other expenses	(36)	(63)	2,365	(1,962)
Net Loss Before Income Taxes	(627)	(850)	1,097	(5,017)
Provision for Income Taxes
Current	(120)	46	(156)	94
Total Provision for Income Taxes	(120)	46	(156)	94
Income (loss) from continuing operations	(747)	(804)	941	(4,923)

Loss from discontinued operations (net of tax)	-	(795)	(1,725)	(1,819)

Net Income (Loss)	$(747)	$(1,599)	$(784)	$(6,742)

Net Income (Loss)	$(747)	$(1,599)	$(784)	$(6,742)
Foreign currency translation adjustment	171	(277)	(2,009)	1,133
Comprehensive loss	(576)	(1,876)	$(2,793)	$(5,609)
Reconciliation of net loss to net loss attributable to common shareholders
Net Income (Loss)	(747)	(1,599)	$(784)	$(6,742)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(8)	(7)	(15)	(22)
Net loss attributable to common stockholders’ of OmniQ Corp	(755)	(1,606)	$(799)	$(6,764)
Net income (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.06)	$(0.15)	$(0.07)	$(0.63)
Weighted average number of common shares outstanding – basic and diluted	11,505,104	10,697,247	10,984,254	10,696,435

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
ESPP Stock Issuance	-	-	15	-	6	-	-	6
Stock and Warrant issued for services	-	-	-	-	293	-	-	293
Acquisition of Codeblocks	-	-	-	-	-	56	-	56
Cumulative Translation Adjustment	-	-	-	-	-	-	241	241
Net (loss) income	-	-	-	-	-	(2,098)	-	(2,098)
Balance, March 31, 2024	502	$1	10,690	11	78,639	(115,972)	792	$(36,529)

Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
ESPP Stock Issuance	-	-	2	-	2	-	-	2
Stock and Warrant issued for services	-	-	-	-	53	-	-	53
Cumulative Translation Adjustment	-	-	-	-	-	-	1,169	1,169
Net (loss) income	-	-	-	-	-	(3,045)	-	(3,045)
Balance, June 30, 2024	502	$1	10,692	11	78,694	(119,025)	1,961	$(38,358)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
ESPP Stock Issuance	-	-	20	-	4	-	-	4
Stock and Warrant issued for services	-	-	-	-	10	-	-	10
Cumulative Translation Adjustment	-	-	-	-	-	-	(277)	(277)
Net (loss) income	-	-	-	-	-	(1,599)	-	(1,599)
Balance, September 30, 2024	502	$1	10,712	11	78,708	(120,631)	1,684	$(40,227)

Balance, December 31, 2024	502	$1	10,712	$11	$78,713	$(123,899)	$1,286	$(43,888)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Stock-based compensation – options, warrants, issuances	-	-	-	-	2	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-		491	491
Net (loss) income	-	-	-	-	-	(2,089)	-	(2,089)
Balance, March 31, 2025	502	$1	10,712	$11	$78,715	$(125,995)	$1,777	$(45,491)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Sale of assets from division					34,734	-		34,734
Stock-based compensation – options, warrants, issuances	-	-	-	-	64	-	-	64
Cumulative Translation Adjustment	-	-	-	-	-	4	(2,329)	(2,325)
Net (loss) income	-	-	-	-	-	2,051	-	2,051
Balance, June 30, 2025	502	$1	10,712	$11	$113,513	$(123,947)	$(552)	$(10,974)

Dividend on Class C Shares	-	-	-	-	-	(8)	-	(8)
Shares returned and canceled	-	-	(10)	-	1	-	-	1
Adjustment of goodwill portion of divestiture	-	-	-	-	(1,249)	-	-	(1,249)
Conversion of debt to equity			900	1	61	-	-	62
Stock-based compensation – options, warrants, issuances	-	-	-	-	2	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-	4	(171)	(167)
Net (loss) income	-	-	-	-	-	(747)	-	(747)
Balance, September 30, 2025	502	$1	11,602	$12	$112,328	$(124,698)	$(723)	$(13,080)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

For the nine months ended September 30,

(In thousands)	2025	2024
Cash flows from operations
Net loss	$(784)		$(6,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	66		356
Stock and warrant issued for services	-		-
Depreciation and amortization	861		984
Amortization of ROU asset	282		545
Changes in operating assets and liabilities:
Accounts receivable	6,655		865
Prepaid expenses	220		(70)
Inventory	3,338		280
Other assets	102		850
Accounts payable and accrued liabilities	(783)		4,099
Accrued interest and accrued liabilities, related party	(86)		-
Accrued payroll and sales taxes payable	81		889
Lease liability	(317)		(607)
Deferred tax assets, net	132		(932)
Other liabilities	(4,335)		(287)
Net cash provided by (used in) operating activities	5,432		230

Cash flows from investing activities
Purchase of property and equipment	(79)		(107)
Cash paid for divestiture	(2,388)		-
Purchase of intangible assets	-		-
Proceeds from sale of property and equipment	-		20
Net cash provided by (used in) investing activities	(2,467)		(87)

Cash flows from financing activities
Proceeds from ESPP stock issuance	-		12
Payments on notes/loans payable	(3,366)		(2,700)
Proceeds from draw on line of credit	1,353		329
Net cash (used in) provided by financing activities	(2,013)		(2,359)

Net change in cash and cash equivalents	952		(2,216)

Effect of foreign exchange rates on cash and cash equivalents	(2,622)		1,772

Cash and cash equivalents at beginning of period	2,349		1,678

Cash and cash equivalents at end of period	$679		$1,234

Non-cash activities:
Stock issued for services	$-		$22
Declared dividends payable	$15		$1,284
Cancelation of lease	$471	$

Supplemental disclosure of cash flow information:		$
Cash paid for interest	$1,689		$2,642
Cash paid for income taxes	$-		$-

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

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in the 2024 Form 10-K. During the nine-month period ended September 30, 2025, there were no significant changes to those accounting policies.

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine-months ended September 30, 2025, and 2024 were 10,984,254 and 10,696,435, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	September 30, 2025	September 30, 2024
Options to purchase common stock	2,126,833	1,294,833
Warrants to purchase common stock	875,901	1,606,734
Potential shares excluded from diluted net loss per share	3,002,734	2,901,567

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $11.8 million as of September 30, 2025
●	Accumulated deficit of $124.7 million as of September 30, 2025
●	Multiple years of losses from operations

Management Evaluation

Management considers the conditions outlined above as the most significant factors in raising substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management’s Plans to Mitigate and Alleviate Conditions or Events

●	Management is continuing to evaluate operating expenses and is developing a plan to reduce expenditures without negatively impacting current operations.
●	Management has placed a strategic focus on increasing sales with prime customers.
●	Sales efforts are focused on the most profitable product lines.

NOTE 3 – CONCENTRATIONS

For the nine-months ended September 30, 2025 and the year ended December 31, 2024, one customer accounted for 3.5% and one customer accounted for 3%, respectively, of the Company’s consolidated revenues.

Accounts receivable at September 30, 2025 and December 31, 2024 are made up of trade receivables due from customers in the ordinary course of business. One customer accounted for 6.5% of the outstanding receivables as of September 30, 2024, and no customers accounted for more than 10% as of December 31, 2024.

For the nine months ended September 30, 2025 one vendor made up 13.9% of our purchases, and for the year ended December 31, 2024 one vendor made up 15%, of our purchases.

The concentrations are based on the continuing operations and do not include operations from subsidiaries sold.

NOTE 4 – BUSINESS ACQUISITION

CodeBlocks LTD

On January 30, 2024, OMNIQ’s wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with CodeBlocks Ltd. (CodeBlocks”) and CodeBlocks’ owners, Alina Lifshits and Erez Attia pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044). The purchase Agreement closed on February 1, 2024. As noted in Note 12, this entity was sold on June 30, 2025.

NOTE 5 – INVENTORY

Inventory consisted of the following as of:

In thousands	September 30, 2025	December 31, 2024

Raw materials	$215	$287
Inventory in transit	46	4,076
Finished goods	4,172	49
Less allowance for obsolescence	(941)	(1,204)
Total inventories (continuing operations)	3,492	3,208
Inventories related to discontinued operations	-	4,197
Total inventories	$3,492	$7,405

NOTE 6 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring and revolving credit facilities with banks and finance companies to provide us with working capital.

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement with Prestige Capital Finance, LLC (“Prestige”), in which Quest has sold, transferred and assigned all of its rights, title, and interest to specific accounts receivable owed to Quest. The maximum outstanding balance of Quest to Prestige shall be $7.5 million. The discount fee starts at 1.5% and increases based on the age of the outstanding receivables. This agreement was concluded concurrent with the sale of the assets of the Quest division at June 30, 2025.

NOTE 7 – OTHER NOTES PAYABLE

(In thousands)	September 30, 2025	December 31, 2024
Note payable other	6,461	8,746
Related party note payable	10,000	-
Total	16,461	8,746
Less current portion	(6,461)	(8,512)
Long-term notes payable	$10,000	$234

Notes Payable Other

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd At December 31, 2024, the balance owed is $1,815,840 and at September 30, 2025, the balance owed is $1.8 million NIS (approx. $500,000USD).

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. This was completed in January 2025.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totaling NIS 3 million, approximately US $0.9 million. The note accrues interest at 7.28% per annum (Israeli Prime Rate plus 1.28%) and is payable in 36 installments of principal and interest over 3 years. The balance at September 30, 2025 was approximately $0.14 million.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 5.5 million, approximately US $1.5 million. The note accrues interest at 7.3% per annum. The loan is renewed every month at Israeli Prime Rate plus + 1.3%, which at December 31, 2024 was 7.3%. In February 2024, NIS 1.5 million of the loan was converted into a short-term loan to be repaid in 12 installments, bearing interest at Prime + 1.5%. In July 2024, an additional 1.5 million was converted into a long-term loan to be repaid in 18 installments, bearing interest at a rate of Prime + 1.5%. At December 31, 2024, the Company owed Hapoalim Bank USD $1.39 million. At September 30, 2025, the balance was approximately $1.5 million.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum. The loan is renewed every month at Israeli Prime Rate plus 1.89, which at December 31, 2024 was 7.89%. In March 2024, NIS 7.5 million of the loan was converted into a long-term loan to be repaid in 36 installments, bearing interest at a rate of Prime + 3.25%, which at December 31, 2024 was 9.25%. At December 31, 2024, the Company owed Bank Leumi USD $5.4 million. At September 30, 2025, the Company owed Bank Leumi approximately USD $5 million.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.5% per annum and is payable in 36 monthly installments. The balance at December 31, 2024 is $251 thousand and at September 30, 2025 was $200 thousand.

As of September 30, 2025, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. The Company is actively pursuing options to address its noncompliance. The lenders have not requested early repayment of the loan as of the date when these financial statements were available to be issued.

As part of the sale of the Quest division and it’s assets, and as discussed in Note 11, the Company entered into a Promissory Note which bears interest at 5% per annum, is amortized over a ten-year period, and provides for a balloon payment after the third year. In addition, the Company is entitled to a contingent payment of up to $10.0 million in the event that, within 18 months following the closing, Buyer either (i) consummates a sale of all or substantially all of its assets or equity for consideration in excess of $100.0 million or (ii) completes an initial public offering at a valuation exceeding $100.0 million. Due to the related party nature of the CEO of omniQ relationship with the Note Holder, this note is deemed related party. In addition to this, the Company entered into a Transition Services Agreement whereby the employees doing work for the Company would charge back at a portion of the actual payroll cost, for the time working on the Company. This has been recorded as a short-term related party payable as of September 30, 2025.

NOTE 8 – OTHER INCOME

For the nine months ended September 30, 2024, the Company received government relief funds in the amount of approximately NIS 1.8 million or US $482 thousand.

NOTE 9 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of September 30, 2025, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 250 common shares.

Series B

As of September 30, 2025, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of September 30, 2025, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of September 30, 2025, the accrued dividends on the Series C Preferred Stock was $219 thousand.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No options were issued in the nine months ended September 30, 2025, except those mentioned below.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the nine months ending September 30, 2024, employees purchased 37,128 shares or $12 thousand of common stock.

April 8, 2024, Stockholders approved the amendment of the Company’s Certificate of Incorporation to increase the amount of authorized common stock to 35,000,000 shares.

During June of 2025, the Company issued stock options or warrants to 47 employees and consultants for the purchase of an aggregate 1,035,000 shares of stock at between $0.06 and $0.07 per share. The Company’s CEO was issued options for 50,000 shares at $0.07 and warrants were issued to a company he is affiliated with for 100,000 shares at exercise price of $0.07 per share, which was above the market price at the time of issuance. The options have a 5 year expiration period and vested immediately. The Black Scholes calculation used approximately 109.7% volatility for the stock and approximately $63,000 was booked as a compensation expense related to these options and warrants.

In July 2025, the Company settled approximately $62,500 of debt owed on the books for 900,000 shares. As noted in the Company’s 8-K filing, 450,000 of those shares were issued to the Company CEO, Shai Lustgarten to settle $31,500 owed to him.

NOTE 10 – BUSINESS SEGMENT

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

NOTE 11 – DISCONTINUED OPERATIONS

As discussed in the prior Form 10Q and the relevant Form 8-K, on July 11, 2025, OmniQ Corp., a Delaware corporation (the “Company”), together with its subsidiaries, Quest Marketing, Inc., HTS Image Processing, Inc., OmniQ Vision Inc., HTS Image Ltd., OmniQ Technologies Ltd., and Dangot Computers, Ltd. (collectively, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Summit Junction Holdings LLC, a Delaware limited liability company (the “Buyer”).

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

The sale resulted in a net gain on disposal of approximately $34.7m, which reflects the difference between the carrying amount of the net assets disposed of and the consideration transferred/assumed, including the promissory note and transaction costs. However, due to the related-party nature of the transaction, management determined record the gain to Additional Paid-in Capital.

The net gain (APIC) was calculated as follows (in thousands):

Change in Value
Cash and cash equivalents	$(2,388)
Accounts receivable, net	(4,730)
Inventory, net	(282)
Other current assets	(996)
Property and equipment, net of accumulated depreciation	(48)
Accounts payable and accrued liabilities	55,000
Other current liabilities	(1,822)
Related party notes payable	(10,000)
Additional paid-in capital	$(34,734)

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

Nine months ended	September 30, 2025	September 30, 2024

Revenues	$24,599	$28,882
Cost of goods sold	19,115	21,211
Selling, general and administrative	7,281	7,987
Research & Development	40	(220)
Depreciation	14	14
Amortization	-	-
Interest expense	1,050	1,819
Other (expenses) income	1,176	110
Current tax	-	-
Net Loss from Discontinued Ops (Net of Tax)	$1,725	$1,819

Three months ended	September 30, 2025	September 30, 2024

Revenues	$-	9,095
Cost of goods sold	-	7,236
Selling, general and administrative	-	2,280
Research & Development	-	(230)
Depreciation	-	5
Amortization	-	-
Interest expense	-	647
Other (expenses) income	-	47
Current tax	-	-
Net Loss from Discontinued Ops (Net of Tax)	$-	$795

Because the transaction was effective June 30,2025, no assets or liabilities disposed in the sale were included on the balance sheet as of September 30, 2025. The balances of the disposed assets and liabilities as of December 31, 2024 were as follows:

Assets
Current Assets
Accounts receivable, net	$10,608
Inventory, net	4,197
Prepaid expenses	482
Other current assets	61
Total current assets	15,348

Property and equipment, net of accumulated depreciation	8
Right of use lease asset	471
Total Assets	$15,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,863
Accrued payroll and sales tax	1,490
Lease liability – current portion	103
Other current liabilities	206
Total Current Liabilities	58,662
Deferred revenue	5,891
Lease liability	178
Total liabilities	$64,731

Cash flows related to the discontinued business have not been segregated and are included in the condensed consolidated statements of cash flows. The following table provides supplemental cash-flow information for the discontinued operations (in thousands):

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Depreciation and amortization	2,304	14
Capital expenditures	(771)	128
Other significant non-cash items
Cancelation of lease	471	-

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

NOTE 12 – LITIGATION

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

On June 30, 2025, the Company’s subsidiary Dangot Computers reached at settlement with one of its vendors in Israel related to past due rebates and price protection payments entitled under prior agreements. The vendor agreed to pay Dangot Computers, approximately USD$1.2 million over a 12 month period, based on certain milestones related to additional purchases. These payments are being treated as reduction in Cost of Goods sold upon receipt from the Vendor.

NOTE 13 – SUBSEQUENT EVENTS

On November 10, 2025, with effective date of November 1, 2025, the Board of Directors agreed to extend the employment contract of Shai Lustgarten, which previously was set to expire in 2027, is now set to expire November 1, 2029. In addition, Mr. Lustgarten’s base salary was revised to increase 5% per year for cost of living increases. In the revised employment agreement the Executive is eligible for performance-based bonuses tied to market capitalization, including a $100,000 bonus when the Company’s market capitalization exceeds $10 million for 30 consecutive trading days and additional one-time bonuses equal to 1% of market capitalization for each subsequent $10 million increase maintained for 30 consecutive trading days, payable in cash or stock at the Executive’s option. The full employment agreement is attached as an Exhibit to this Form 10Q.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our 2024 Form 10-K and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our website at www.omniq.com.

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

OVERVIEW

Pursuant to the asset sale described in the Notes to the Financial Statements, the assets of one division was sold during the second quarter of 2025. Accordingly, the financial statements have reclassified the related revenues and expenses from both prior periods and the current period into a single line item for “Discontinued Operations” on the face of the financial statements, with further detail provided in the accompanying Notes.

The Company’s sales from operations for the nine months ended September 30, 2025, were $24 million, a decrease of approximately $2.8 million, or 10%, over the nine months ended September 30, 2024.

The loss from operations for the nine months ended September 30, 2025, was $1.3 million, a decrease of $1.8 million compared with the loss in the nine months ended September 30, 2024, of $3.1 million. Basic loss per share from continuing operations for the nine months ended September 30, 2025, was $0.09 versus loss of ($0.46) per share for the same period in 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, the Company had cash in the amount of $679 thousand and a working capital deficit of $11.8 million, compared to cash in the amount of $2.3 million, and a working capital deficit of $54 million as of December 31, 2024. The Company had stockholders’ deficit attributable to OmniQ stockholders of $13 million and $43.9 million as of September 30, 2025, and December 31, 2024, respectively. This decrease in our stockholders’ deficit was primarily attributable to the sale of one of the divisions at June 30, 2025.

The Company’s accumulated deficit was $124.7 million and $123.9 million as of September 30, 2025, and December 31, 2024.

The Company’s operations provided net cash of $5.4 million and provided $230 thousand in the nine months ended September 30, 2025, and 2024, respectively. The increase in cash used by operations of $5.2 million is due to an increase in accounts receivables being received as well as reliance on accounts payable being accrued.

The Company’s cash used in investing activities was $2.5 million for the nine months ended September 30, 2025, compared to cash used by investing activities of $87 thousand for the nine months ended September 30, 2024.

The Company’s financing activities used $2 million of cash during the nine months ended September 30, 2025, and used $2.4 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company made payments of $3.4 million on its notes payable, compared to the payments of $2.7 million for the nine months ended September 30, 2024.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	Three months ended September 30,		Variation
In thousands	2025	2024	$	%
Revenue	$8,826	$9,454	$(628)	(6.64)%
Cost of Goods sold	$5,867	$7,362	$(1,495)	(20.31)%
Gross Profit	$2,959	$2,092	$867	41.44%
Operating Expenses	$3,550	$2,879	$671	23.31%
Loss from operations	$(591)	$(787)	$196	(24.90)%
Net loss	$(747)	$(1,600)	$853	(53.31)%
Net Loss per common Share from continuing operations	$(0.06)	$(0.08)	$0.02	(26.60)%

Revenues

For the three months ended September 30, 2025 and 2024, the Company generated net revenues in the amount of $8.8 million and $9.5 million, respectively. The decrease between the three-month periods was attributable to the focusing on more profitable revenue and timing on some orders.

Cost of Goods Sold

For the three months ended September 30, 2025 and 2024, the Company recognized a total of $5.9 million and $7.43 million, respectively, of cost of goods sold. For the three months ended September 30, 2025 and 2024, cost of goods sold were 66% and 78% of net revenues, respectively.

Operating expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 recognized was $3.6 million and $2.9 million, respectively, representing a 23% increase. The increase is related to the additional commissions incurred on the sale of the division.

Research and Development – Research and development expenses for the three months ended September 30, 2025 and 2024 totaled $436 thousand and $492 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 totaled $2.9 million and $2.1 million, respectively, representing a 41% increase. The increases are related to increases in salaries for key people in 2025 relative to 2024.

Depreciation – Depreciation expenses for the three months ended September 30, 2025 and 2024 totaled $17 thousand and $85 thousand, respectively, representing an 80% decrease.

Intangible amortization – Intangible amortization expenses for the three months ended September 30, 2025 and 2024 totaled $245 thousand and $228 thousand, respectively.

Other income and expenses

Interest Expense – Interest expense for the three months ended September 30, 2025 totaled $248 thousand, as compared to $250 thousand for the three months ended September 30, 2024.

	For the nine months ended September 30,		Variation
In thousands	2025	2024	$	%
Revenue	$24,213	$27,040	$(2,827)	(10.45)%
Cost of Goods sold	17,089	20,820	(3,731)	(17.92)%
Gross Profit	7,124	6,220	904	14.53%
Operating Expenses	8,392	9,275	(883)	(9.52)%
Loss from operations	(1,268)	(3,055)	1,787	(58.49)%
Net loss	(784)	(6,743)	5,959	(88.37)%
Net Loss per common Share from continuing operations	$0.09	$(0.46)	$0.55	(118.61)%

Revenues

For the nine months ended September 30, 2025 and 2024, the Company generated net revenues in the amount of $24.2 million and $27.0 million, respectively. The decrease between the nine-month periods was attributable to the decrease in demand.

Cost of Goods Sold

For the nine months ended September 30, 2025 and 2024, the Company recognized a total of $17.1 million and $20.8 million, respectively, of cost of goods sold. For the nine months ended September 30, 2025 and 2024, cost of goods sold were 71% and 77% of net revenues, respectively.

Operating expenses

Total operating expenses for the nine months ended September 30, 2025 and 2024 recognized was $8.4 million and $9.3 million, respectively, representing a 9.5% decrease. The decreases are related to the cost reduction plan put in place by management.

Research and Development – Research and development expenses for the nine months ended September 30, 2025 and 2024 totaled $1.4 million and $1.3 million, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 totaled $6.2 million and $6.9 million, respectively, representing a 10.5% decrease. The decreases are related to the cost reduction plan put in place by management.

Depreciation – Depreciation expenses for the nine months ended September 30, 2025, and 2024 totaled $53 thousand and $284 thousand, respectively.

Intangible amortization – Intangible amortization expenses for the nine months ended September 30, 2025, and 2024 totaled $713 thousand and $686 million, respectively.

Other income and expenses

Interest Expense – Interest expense for the nine months ended September 30, 2025 totaled $651 thousand, as compared to $820 thousand million for the nine months ended September 30, 2024.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the previously reported material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2025. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 2025, the Company’s subsidiary Dangot Computers reached a settlement with one of its vendors in Israel related to past due rebates and price protection payments entitled under prior agreements. The vendor agreed to pay Dangot Computers, approximately USD$1.2 million over a 12 month period, based on certain milestones related to additional purchases. These payments are being treated as reduction in Cost of Goods sold upon receipt from the Vendor.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

10.1	Employment Agreement by and Between the Company and Shai Lustgarten effective November 1, 2025

31.1	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2025

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board