Form 10-K
period 2025-12-31
OMNIQ Corp.
filed 2026-04-15
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40768

OMNIQ CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-3454263
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

692 West Confluence Ave.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $636,348.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,152,930 shares of common stock were outstanding as of April 14, 2026.

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

Recent Developments

Our Strategy

Our plan is to focus on operational excellence and cost reduction, addressing the balance sheet debt and executing our business plan that is based on revenue growth and technological leadership. We intend to continue to identify synergies within the Company to offer a more complete line of products, services, and technological solutions to customers throughout the world. Furthermore, the markets in which OMNIQ operates are undergoing consolidation, and OMNIQ continues to identify strategic companies in data collection, mobile systems, integrations, and other complementary technologies for potential future acquisition in order to become the leading specialty integrator within our served markets.

We are a provider of products and solutions for three main markets: hospitality, transportation, and public safety. We have expanded our product solutions, which are based on artificial intelligence and machine-learning algorithms, offering computer-vision applications. Our product offerings have established us as an innovative and technological company. We are a pioneer in providing cutting-edge technology solutions to the markets we serve.

The Company delivers these solutions to customers operating complex environments, including hospitals, campuses, airports, municipalities, and enterprise facilities. As customer requirements evolve, the Company provides technologies designed to improve operational visibility, efficiency, and infrastructure management. We simplify the integration process because of our experienced team of professionals. We deliver problem-solving solutions backed by numerous customer references. We offer comprehensive packaged and configurable software.

Our software offering is a mix of internally developed and third-party software.

Our practical AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and automated parking solutions. Inspired by time-critical “friend or foe” decision-making processes, our patented algorithms are based on a combination of cognitive science and machine-learning-based pattern-recognition technology which is arbitrated through a multi-layered decision-making process that offers both speed and accuracy.

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

The Company offers a full suite of configurable packaged software solutions that provide customers with unique solutions with significant business Return on Investment (“ROI”), including:

Technology Platform Overview

The Company’s technology platform combines proprietary computer vision software, artificial intelligence models, and edge computing infrastructure to analyze visual data captured from networked cameras and imaging sensors. The platform processes vehicle and pedestrian activity in real time, enabling automated identification, event detection, and operational analytics across large physical environments.

The architecture is designed to operate across distributed edge devices and centralized management systems, allowing customers to deploy machine vision capabilities across multiple locations while maintaining centralized visibility and control. The platform integrates with existing security systems, transportation infrastructure, and enterprise software through open interfaces and APIs, enabling organizations to incorporate visual intelligence into existing operational workflows.

The system supports a range of analytics, including vehicle recognition, license plate identification, zone-based monitoring, behavioral detection, occupancy analysis, and event-triggered alerts. Data generated by the platform is processed to support automated enforcement, operational decision making, and infrastructure monitoring while allowing operators to review events and maintain historical records of activity across monitored environments.

The platform is designed to scale across citywide deployments, transportation systems, campuses, and enterprise facilities where continuous monitoring and real-time operational intelligence are required.

Machine Vision Solutions

The Company develops and deploys AI-based machine vision solutions designed to monitor, identify, and analyze vehicles and pedestrian activity in real time across transportation infrastructure, public safety environments, and enterprise facilities. These systems combine computer vision algorithms with networked camera infrastructure to identify vehicles, license plates, and behavioral patterns, enabling automated enforcement, traffic monitoring, and operational oversight. The platform integrates with existing infrastructure and third-party systems to provide real-time alerts, analytics, and operational data for customers operating large and complex environments.

Vehicle Recognition and License Plate Identification

The Company provides vehicle recognition capabilities that identify license plates and vehicle attributes such as make and color. These technologies are used by municipalities, airports, campuses, and private facilities to support access control, parking management, security monitoring, and law enforcement activities. Systems can automatically identify vehicles of interest, detect policy violations, and generate alerts or enforcement actions based on predefined rules.

Mobile License Plate Inventory (MLPI)

The Company’s MLPI platform enables patrol vehicles or operational fleets to capture license plates and vehicle attributes while in motion. The system allows operators to monitor large geographic areas efficiently while validating permits, identifying unauthorized vehicles, and detecting violations such as overstays or restricted-zone access. Mobile deployments are commonly used in municipal enforcement programs, university campuses, and airport environments where large parking areas must be monitored continuously.

Highway Monitoring and Safe City Enforcement (Q-Shield)

The Company provides AI-based roadway monitoring solutions designed to support safe city initiatives and traffic enforcement programs. These systems monitor vehicles traveling on highways and major roadways, detect violations, and generate real-time alerts when vehicles associated with law enforcement databases or enforcement rules are identified. Deployments support transportation agencies and public safety organizations seeking to improve roadway safety and enhance investigative capabilities.

Zone-Based Monitoring and Compliance Detection

The Company’s machine vision platform supports zone-based monitoring across controlled environments using configurable virtual zones. These systems detect vehicle movement and presence within defined operational areas and identify unauthorized entry or policy violations. Such capabilities are deployed in large campuses, logistics centers, and airport facilities where vehicle movement must be monitored across multiple controlled areas.

Airport and Transportation Operations

The Company deploys license plate recognition and vehicle monitoring solutions at airports and transportation hubs to support parking operations, curbside traffic management, and operational oversight. These systems automate vehicle identification at entry and exit points, assist operators in locating vehicles within large parking environments, and provide real-time visibility into traffic activity within high-volume transportation facilities.

High-Occupancy Vehicle (HOV) Lane Monitoring

The Company provides AI-based vehicle occupancy detection designed to support high-occupancy vehicle lane enforcement and compliance monitoring. Computer vision models analyze live roadway imagery to identify and count passengers within moving vehicles, allowing transportation agencies to monitor HOV lane compliance without manual inspection.

People Counting and Safety Line Crossing

The Company offers people-counting and safety monitoring solutions that analyze pedestrian movement within defined areas. The system detects individuals crossing predefined virtual lines or entering monitored zones and generates alerts when safety or operational thresholds are exceeded. These analytics support transit stations, campuses, and public facilities where operators require automated monitoring of passenger flow and crowd activity.

Face Capture and Identity Monitoring

The Company provides machine vision solutions capable of capturing facial images within controlled environments to support security monitoring and identity verification workflows. These systems record facial imagery associated with access events, security alerts, or operational records and maintain visual data that may support investigative review and operational oversight in secure environments.

Our Target Markets

The main markets we target are Public Safety, Hospitality, and Supply Chain Management. Within the Public Safety market, our groundbreaking AI-based vision solutions are currently in use for sensitive Homeland Security anti-terror projects and discerning customers within the access control, airport, border crossing, municipality safety, and parking industries. We seek to utilize our expertise and software solutions in markets which provide the greatest opportunity to increase margins. Within the Supply Chain Management market, we believe we can further develop our existing customer base that needs to replace their legacy systems with practical modern AI solutions.

We believe integrating our patented and proprietary AI technology into our existing Supply Chain offerings will allow for automated logistics monitoring and optimization, creating operational efficiencies at higher margins for us and our customers.

Our Sales Strategy

Our direct sales teams are supported by systems engineers with tenured experience in the mobile industry. The sales organization’s growth mirrors the addition of new products and services. Sales team members are organized by industry, areas of opportunity, areas of expertise, and territory. Our sales teams address national accounts, offering a broad array of unique solutions for key lines of business applications, which provide opportunities for upselling and cross-selling to our customers. For the Israeli market, we have direct sales teams that are organized by industry and product line. In Israel, we also offer comprehensive technical service and support which increases customer confidence and supports the sales process.

Sales personnel are supported internally by support staff who coordinate logistics, as well as by members of the systems engineering and software teams who provide technical expertise.

Competition

The machine vision market is competitive and includes both large established providers and smaller niche companies focused on specific applications or end markets. The Company competes across vehicle recognition, traffic monitoring, public safety, parking, and access control solutions. While many competitors provide only one component of the overall offering, OMNIQ delivers a total solution that includes hardware, software, deployment, and support. The Company also believes its data privacy infrastructure is a meaningful differentiator for customers requiring secure architecture, controlled data access, and responsible management of sensitive vehicle and image data.

Human Capital

OMNIQ’s operating philosophy is growth and continued success, which requires management and employees to work together in a spirit of cooperation and teamwork. Our core values emphasize an environment where safety, diversity, inclusion, talent development, training, and retention are top priorities. This has enabled us to meet various challenges over the years. Our progress reflects this strong, mutual commitment between the Company and its employees. We believe our employees are our greatest asset. We remain focused on providing friendly and safe working conditions, providing competitive pay, offering quality benefits, producing revenue for the continued growth of the Company, and supporting the communities in which we operate. We realize our success is a direct result of the hard work and dedication of our employees. Each employee at OMNIQ is a contributing partner in our future growth, and we strive to maintain a mutually beneficial culture that also fosters the professional development of each employee.

As of December 31, 2025, we had approximately 134 employees. Of these employees, 127 are salaried personnel (including commissioned employees) and 7 are hourly personnel. Our employees perform the following functions: sales, assembly and warehouse, technical services, and office and administrative support. We believe we have good relationship with our employees. Generally, the total number of employees does not significantly fluctuate throughout the year.

Concentrations

For the year ended December 31, 2025, no customer accounted for more than 10% of the Company’s revenues from continuing operations. For the year ended December 31, 2024, no customer accounted for more than 10% of the Company’s revenues from continuing operations.

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. As of December 31, 2025 and 2024, no customer accounting for more than 10% of the outstanding receivables from continuing operations.

Accounts payable from continuing operations are made up of payables due to vendors in the ordinary course of business as of December 31, 2025 and 2024. Two vendors made up 25% and one vendor made up 12% of our payables for the year ended December 31, 2025 and 2024, respectively.

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

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

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

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management, depending on the circumstances, including our Chief Executive Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents, including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

OMNIQ’s corporate offices are currently located at 692 W. Confluence Ave, Murray, UT 84123. Our executive management, sales, operations, accounting, and administrative functions are located at the corporate offices. The corporate office annual lease expense is $180 thousand. The space is under a seven-year lease and expires June 2032.

We lease office and warehouse space for our satellite sales and technical support staff in Anaheim, California. Signed a new lease March 2023 and annual lease expense is $46 thousand.

Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 720,000. The space is under a 12 month lease which expired December 2025 and currently operates under a month to month lease as no extension has been entered into with the Landlord.

We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 18,840. The lease expired December 2025 and currently operates under a month to month lease as no extension has been entered into with the Landlord.

We lease office and space for our technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 13,000 (approximately USD$4,079). The lease expired as December 31, 2025

ITEM 3. LEGAL PROCEEDINGS

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was settled in February 2024.

On November 3, 2024 a commercial real estate company filed a lawsuit against Dangot Computers, OmniQ Technologies and some of Dangot’s officers alleging breach of a letter of intent for a lease arrangement. The claims were brought in an Israeli court. The initial claim against Dangot Computers is NIS 21 million approximately US $5.6 million. The Company believes that it has meritorious defenses to such action and intends to vigorously defend itself. At this early stage, it is not possible to fully assess the chances of a lawsuit. The judge has referred the matter to mediation and the company believes that its exposure is significantly lower than the original claim.

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

	Common Stock
	High	Low

Period for the stock prices by quarter

Fiscal Year Ended December 31, 2024:
Fiscal Quarter Ended March 31, 2024	$0.69	$0.33
Fiscal Quarter Ended June 30, 2024	$0.81	$0.11
Fiscal Quarter Ended September 30, 2024	$0.33	$0.11
Fiscal Quarter Ended December 31, 2024	$0.25	$0.12

Fiscal Year Ended December 31, 2025:
Fiscal Quarter Ended March 31, 2025	$0.35	$0.11
Fiscal Quarter Ended June 30, 2025	$0.13	$0.04
Fiscal Quarter Ended September 30, 2025	$0.16	$0.05
Fiscal Quarter Ended December 31, 2025	$0.27	$0.08

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,053,733	$3.29	825,523

In October 2021, OMNIQ’s Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain and attract new employees, directors, officers, consultants, advisors and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. On February 25, 2022, the Company granted 792,500 stock options. These options were granted to employees as part of the Plan. On October 23, 2022 19,000 stock options were granted to employees as part of the Plan. No shares were issued under the Plan in 2024. During June of 2025, the Company issued stock options or warrants to 47 employees and consultants for the purchase of an aggregate 1,035,000 shares of stock at between $0.06 and $0.07 per share. The Company’s CEO was issued options for 50,000 shares at $0.07 and warrants were issued to a company he is affiliated with for 100,000 shares at exercise price of $0.07 per share, which was above the market price at the time of issuance. The options have a 5 year expiration period and vested immediately. The Black Scholes calculation used approximately 109.7% volatility for the stock and approximately $63,000 was booked as a compensation expense related to these options and warrants.

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

Recent Sales of Unregistered Securities

In December 2025, the Company sold 3,375,000 shares of common stock for proceeds of $337,500. The Company also sold pre-funded warrants for $600,000, which is eligible to be exercised into 6,000,000 shares of common stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2025 or 2024.

ITEM 6. [RESERVED]

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of OMNIQ, Corp. and its consolidated subsidiaries as of December 31, 2025, and its consolidated results of operations for the year ended December 31, 2025, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties (see discussion of “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K). Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

The Company’s consolidated revenue for the year ended December 31, 2025 were $33 million, representing a decrease of $1.9 million from the year ended December 31, 2024 of $34.9 million. Revenues in 2025 and 2024 are presented in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”).

Net loss attributable to common stockholders’ of OMNIQ Corp was $169 thousand in 2025, a decrease of $9.9 million from the 2024 loss of $10 million. Basic loss per share attributable to common stockholders was $0.01 for the year 2025 compared to $0.94 loss per share for the year 2024.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $13.2 million as of December 31, 2025
●	Accumulated deficit of $124 million as of December 31, 2025
●	Multiple years of losses from operations
●	Year over year decrease in sales
●	Noncompliance with certain debt covenants

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
●

The Company has implemented an aggressive debt settlement plan with its vendors and debt holders to clean up the Balance Sheet presentation and during the year was able to settle many debts for a discount. Short term liabilities for the Company decreased from $86.3 million to roughly $27.7 million, showing the efforts of management are working.

●	In December 2025 management finalized an equity raise which resulted in approximately $941,000 net cash received from investors.

Overview – Results of Operations

The following table sets forth certain selected condensed statement of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	For the year ended		Variation
In thousands	2025	2024	$	%
Revenue	$32,950	$34,881	$(1,931)	(5.54)%
Cost of Goods sold	$23,912	$29,251	$(5,339)	(18.25)%
Gross Profit	$9,038	$5,630	$3,408	60.53%
Operating Expenses	$12,884	$12,252	$632	5.16%
Loss from operations	$(3,846)	$(6,622)	$2,776	(41.92)%
Net loss	$(137)	$(10,002)	$9,865	(98.63)%
Net Loss per common Share from continuing operations	$(0.01)	$(0.94)	$0.93	(98.70)%

Revenues

Revenue for the years ended December 31, 2025 and 2024 were generated from the sales of AI service contracts, software, and related services provided by the Company to its customers. For the years ended December 31, 2025 and 2024, the Company recognized $33 million and $34.9 million in net revenues, respectively. This represents a decrease of 5.5%. The decrease was due to two main factors: (1) The decrease in deliverables, and (2) a delay in the timing of a significant customer project.

Cost of Goods Sold

For the years ended December 31, 2025 and 2024, the Company recognized a total of $23.9 million and $29.3 million, respectively, of cost of goods sold. Cost of goods sold was 72.6% of revenues for 2025 and 83.9% of revenue for 2024. Our gross margin percentage has remained relatively stable in an industry that is experiencing gross-margin pressure.

Operating Expenses

For the years ended December 31, 2025 and 2024, operating expenses were $12.9 million and $12.3 million, respectively. This represents an increase of $696 thousand, or 6%, which is due to increase in our selling general and administrative expenses in 2025. The following explains in detail the change in operating expenses.

Research & Development – Research and development for the years ended December 31, 2025 and 2024 totaled $2 million and $1.9 million, respectively. This represents an increase of $164 thousand or 9%, which is due to increase in costs for developing software.

Selling, General and Administrative – Selling, General and Administrative expenses were $9.8 million for the year ended December 31, 2025, compared to $9.1 million for the year ended December 31, 2024, representing an increase of $685 thousand, or 7%. The change was due to increased focus on sales efforts.

Depreciation – Depreciation for the year ended December 31, 2025 was $80 thousand compared to $347 thousand for the year ended December 31, 2024. This represents a decrease of $267 thousand, or 77%, attributable to a reduction in fixed assets.

Intangible Amortization – Intangible amortization expense for the year ended December 31, 2025 was $965 thousand, compared to $915 thousand for the year ended December 31, 2024.

Other Income and Expenses

The Company incurred $1.2 million in interest expense for the year ended December 31, 2025, compared to $1.1 million for the year ended December 31, 2024. The interest expense is comprised of interest incurred on promissory notes payable, the company’s line of credit, and vendor payables.

Foreign Currency Transactions

The Company has multiple subsidiaries conducting operations in Israel, therefore there were transactions denominated in currency other than US dollars for both 2025 and 2024. Foreign transaction gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of loss from comprehensive income.

Provision for Income Taxes

For the year ended December 31, 2025, the Company has $495 thousand of current income tax expense (US State & Local and Foreign).

For the year ended December 31, 2024, the Company has $698 thousand of current income tax benefit (US State & Local and Foreign).

Net loss

The Company realized a net loss of $137 thousand for the year ended December 31, 2025, compared to a net loss of $10 million for the year ended December 31, 2024. The decreased loss in 2025 is due primarily to drastic improvements by management to increase gross margins while at the same time trimming overhead.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash in the amount of $679 thousand and a working capital deficit of $13.2 million, compared to cash in the amount of $2.3 million, and a working capital deficit of $54 million as of December 31, 2024. The Company had stockholders’ deficit attributable to OMNIQ stockholders of $12.7 million and $43.9 million as of December 31, 2025 and 2024, respectively. This reduction in our stockholders’ deficit was primarily due to the sale of the Quest division in June 2025.

The Company’s accumulated deficit was $124.1 million and $123.9 million as of December 31, 2025 and 2024, respectively.

The Company’s operations provided net cash of $7.5 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively. The increase of cash from operations of $5.1 million is primarily a result of increase in receivables and other liabilities.

The Company’s cash used in investing activities was $3 million for the year ended December 31, 2025 compared to cash used by investing activities of $32 thousand for the year ended December 31, 2024.

The Company’s financing activities used $1.7 million of cash during the year ended December 31, 2025, and used $2.9 million during the year ended December 31, 2024. During the year ended December 31, 2025, the Company made payments of $3.4 million on its notes payable, compared to the year ended December 31, 2024, when the Company made payments of $3.2 million on its notes payable. Additionally, the Company received $685 thousand in the year ended December 31, 2025 on its line of credit and had $292 thousand on the Company’s line of credit during the year ended December 31, 2024. The Company raised net proceeds of $941 thousand in the year ended December 31, 2025 and no funds for the year ended December 31, 2024.

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

Definite-lived Intangible Assets Impairment Evaluation

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2025 and 2024.

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

Foreign conflicts

We are closely monitoring developments in the war in Israel including potential impacts to the Company’s business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to the Company are expected to be minimal but is subject to change given the volatile nature of the situation.

Additional accounting policies can be found in Note 2 to our Audited Consolidated Financial Statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for the Company’s fiscal December 31, 2025 year-end.

Recent Accounting Pronouncements not yet adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard changes when capitalization of internal-use software costs begins and updates the related guidance for modern software development methods. The Company is evaluating the impact of this guidance on the timing of capitalization, amortization, and related disclosures. The standard is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such evaluation, our CEO concluded that, as of December 31, 2025, our internal controls over financial reporting were not effective.

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

While the material weakness set forth above was the result of the scale of the Company’s operations and is intrinsic to its small size, the Company believes the risk of material misstatements relative to financial reporting are mitigated through management review.

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

ITEM 9B. OTHER INFORMATION

NONE

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISTICTIONS THAT PREVENT INSPECTIONS

NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this Report:

Name	Age	Positions
Shai Lustgarten	55	CEO and Chairman

Guy Elhanani	52	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the compensation for services in all capacities we paid during the year ended December 31, 2025 and 2024 to the individuals serving as our principal executive officers (whom we refer to collectively as our “named executive officers”);

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation	Total
In thousands
Shai Lustgarten	2025	700	1,942	-	10	28	$2,680
Chief Executive Officer and Interim CFO	2024	637	25	-	-	28	$690

Bonuses

Any bonuses granted in the future will relate to meeting certain performance criteria that are directly related to areas within the named executive’s responsibilities with the Company. As we continue to grow, more defined bonus programs may be established to attract and retain our employees at all levels.

Employment Contracts

In February 2020, we entered into an employment agreement with Mr. Lustgarten, the Company’s CEO, (the “Lustgarten Agreement”) pursuant to which Mr. Lustgarten shall continue to serve as the Company’s CEO. Pursuant to the Lustgarten Agreement, the Company shall pay Mr. Lustgarten an annual base salary of $560,000. Mr. Lustgarten shall also be eligible to receive i) equity awards pursuant to the Company’s Equity Incentive Plans and ii) certain milestone bonuses as set forth in the Lustgarten Agreement. In the event Mr. Lustgarten’s employment is terminated by Mr. Lustgarten for good reason, or terminated by the Company without cause, Mr. Lustgarten shall be entitled to the greater of (i) the unpaid base salary or (ii) one year’s base salary. On November 10, 2025, with effective date of November 1, 2025, the Board of Directors agreed to extend the employment contract of Shai Lustgarten, which previously was set to expire in 2027, is now set to expire November 1, 2029. In addition, Mr. Lustgarten’s base salary was revised to increase 5% per year for cost of living increases. In the revised employment agreement the Executive is eligible for performance-based bonuses tied to market capitalization, including a $100,000 bonus when the Company’s market capitalization exceeds $10 million for 30 consecutive trading days and additional one-time bonuses equal to 1% of market capitalization for each subsequent $10 million increase maintained for 30 consecutive trading days, payable in cash or stock at the Executive’s option. In alignment with the terms of his employment contract, Mr. Lustgarten earned a bonus of $1.7 million on the sale of the Quest Solution business at June 30, 2025. This amount has been accrued on the books of the company, but has not been paid as of December 31, 2025 or as of the date of this filing.

At the sole discretion of our Board, all officers are entitled to merit-based cash and equity bonuses.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
In thousands
Yaron Shalem (1)	2025	4	-	-	-	-	-	4
	2024	24	-	-	-	-	-	24

Mina Teicher (1)	2025	-	-	-	-	-	-	-
	2024	24	-	-	-	-	-	24

Guy Elhanani	2025	78	-	3	-	-	-	81
	2024	24	-	-	-	-	-	24

1 – Resigned from the Board on January 31, 2025.

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

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee consists of Mr. Guy Elhanani. Mr. Elhanani serves as Chairperson.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2025: (i) by each of our directors, (ii) by each of our executive officers, (iii) by our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own 5% or more of any class of our common stock. As of December 31, 2025, there were 15,102,930 shares of our common stock outstanding.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Shares Outstanding
Shai Lustgarten (Chairman and CEO & Interim CFO)[1]	3,426,822	22%
Yaron Shalem[2]	49,464	0.3%
Guy Elhanani[4]	60,000	0.4%
Mina Teicher[5]	10,000	0.1%

All Executive Officers and Directors as a group (4 individuals)	3,546,286	22.60%

Carlos Nissensohn [3]	1,019,667	6.55%

1.	Includes 420,000 shares issuable upon the exercise of options. Also includes (i) 1,056,822 shares and shares issuable upon the exercise of warrants held by beneficially owned by Mr. Lustgarten.

2.	Includes 20,000 shares issuable upon exercise of options. Also includes 29,464 shares. Yaron Shalem resigned from the Board of Directors on January 31, 2025.

3.	Includes 739,308 shares held by Campbeltown Consulting Ltd., which is beneficially owned by Mr. Carlos J. Nissensohn. Also includes (i) 57,026 shares and (ii) 223,333 shares issuable upon exercise of options and warrants.

4.	Includes 60,000 shares issuable upon exercise of options.

5.	Includes 10,000 shares issuable upon exercise of options. Mina Teicher resigned from the Board of Directors on January 31, 2025.

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

Date: April 15, 2026

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shai Lustgarten	Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer	April 15, 2026
Shai Lustgarten

/s/ Guy Elhanani	Director	April 15, 2026
Guy Elhanani

OMNIQ CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OMNIQ CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OMNIQ CORP. (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of December 31, 2025, and 2024, consolidated financial statements for Dangot Computers, Ltd., a wholly owned subsidiary. The portions not audited by us include assets of $13.1 million and $17.4 million as of December 31, 2025, and 2024, respectively, and total revenues of $29.9 million and $30.5 million for the years ended December 31, 2025, and 2024, respectively. Those portions of December 31, 2025, and 2024, consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as they relate to the amounts included for Dangot Computers, Ltd. is based solely on the reports of the other auditors.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit in stockholders’ equity and has sustained recurring losses from operations. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill and Intangible Assets— Refer to Note 9 to the financial statements

As described in Note 9, the Company has $4.2 million of intangible assets and $3.3 million of goodwill. Management performs impairment evaluations at least annually and engaged a third-party specialist to assist in valuing these assets using management’s projected cash flows and market inputs.

We identified the valuation of goodwill and intangible assets as a critical audit matter because the impairment analyses involved significant judgment in developing projected cash flows and key assumptions, including revenue growth, profitability, working capital and capital expenditure assumptions, and terminal value inputs, and because the resulting fair values were compared to the related carrying amounts as of December 31, 2025.

Our audit procedures included evaluating the competence and objectivity of the Company’s specialist; reconciling the projections used in the valuation analyses to management’s forecasts; independently recalculating elements of the undiscounted cash flow analyses; evaluating the reasonableness of significant assumptions and terminal value inputs; and involving our valuation specialist to assess the valuation methodology and key assumptions.

Discontinued Operations – Refer to Note 15 to the financial statements

As described in Note 15, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain liabilities associated with its legacy Quest business line on June 30, 2025, for aggregate non-cash consideration primarily consisting of debt assumed by the buyer.

We identified the accounting and presentation for the disposal transaction as a critical audit matter because significant auditor judgment was required to evaluate whether the transaction was a sale to a third party or a transfer under common control and to assess the resulting financial statement presentation and disclosures. Judgment was also required to evaluate the identification and carrying values of the assets and liabilities derecognized and the appropriate cutoff of revenues and expenses associated with the disposed operations.

Our audit procedures included evaluating management’s conclusions regarding the nature of the transaction and the absence of common control; examining the terms of the sale agreement and related-party disclosures; testing the identification and carrying values of the assets and liabilities included in the disposal group; recalculated the gain or loss recognized, as applicable; performing procedures to evaluate whether revenues and expenses were recorded in the appropriate period relative to the sale date; and evaluating whether the presentation of the gain, discontinued operations results, and related disclosures were consistent with applicable U.S. GAAP and SEC requirements.

/s/ Haynie

Haynie

Salt Lake City, Utah

April 15, 2026

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OMNIQ CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dangot Computers Ltd. (the "Company") as of December 31, 2025, and 2024, and the related consolidated statements of operations and comprehensive loss, change in stockholders' equity (deficit). and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "Financial Statement"). In our opinion, the consolidated financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operation and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2021.

BARZILY AND CO., CPA’s

Jerusalem, Israel

April 15 ,2026

OMNIQ CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$679	$2,349
Accounts receivable, net	9,536	20,945
Inventory	3,409	7,405
Prepaid expenses	786	1,085
Other current assets	52	96
Total current assets	14,462	31,880

Property and equipment, net of accumulated depreciation	528	721
Goodwill	3,336	2,918
Trade name, net of accumulated amortization	1,154	1,187
Customer relationships, net of accumulated amortization	2,757	3,115
Other intangibles, net of accumulated amortization	335	410
Right of use lease asset	1,656	1,076
Other assets	1,948	2,282
Total Assets	$26,176	$43,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,232	$66,097
Line of credit	1,342	535
Accrued payroll and sales tax	1,649	2,903
Related party advances	3,767	-
Note payable – related party, short term	919	-
Notes payable – current portion	5,486	8,512
Lease liability – current portion	373	701
Other current liabilities	2,933	7,575
Total current liabilities	27,701	86,323

Long-term liabilities
Accrued interest and accrued liabilities, related party	-	73
Related party notes payable	8,690	-
Notes payable, less current portion	530	234
Lease liability	1,237	353
Other long term liabilities	715	494
Total liabilities	38,873	87,477

Commitments and Contingencies (See Note 13)
Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 15,102,930 and 10,712,930 shares issued and outstanding, respectively.	15	11
Additional paid-in capital	113,592	78,713
Accumulated (deficit)	(124,050)	(123,899)
Accumulated other comprehensive (loss) income	(2,255)	1,286
Total OMNIQ stockholders’ equity (deficit)	(12,697)	(43,888)

Total liabilities and equity (deficit)	$26,176	$43,589

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31,
(In thousands, except share and per share data)	2025	2024
Revenues	$32,950	$34,881

Cost of goods sold	23,912	29,251

Gross profit	9,038	5,630

Operating expenses
Research & Development	2,018	1,854
Selling, general and administrative	9,821	9,136
Depreciation	80	347
Goodwill impairment	-	-
Amortization	965	915
Total operating expenses	12,884	12,252
Loss from operations	(3,846)	(6,622)

Other income (expenses):
Interest expense	(1,178)	(1,056)
Other (expenses) income	4,491	(491)
Total other (expenses) income	3,313	(1,547)
Net (Loss) Income Before Income Taxes	(533)	(8,169)
Provision for Income Taxes
Current	(495)	698
Total (Provision) Benefit for Income Taxes	(495)	698

Net Income (Loss) before discontinued Operations	$(1,028)	$(7,471)

Income (Loss) from Discontinued Operations, net of taxes	891	(2,531)

Net Loss	$(137)	$(10,002)

Net Loss	$(137)	$(10,002)
Foreign currency translation adjustment	(3,541)	735
Comprehensive loss	$(3,678)	$(9,267)

Reconciliation of net loss to net loss attributable to common shareholders:
Net Loss	$(137)	$(10,002)
Less: Dividends attributable to non-common stockholders’ of OMNIQ Corp	(32)	(32)
Net loss attributable to common stockholders’ of OMNIQ Corp	$(169)	$(10,034)
Net (loss) per share - basic & diluted attributable to common stockholders’ of OMNIQ Corp	$(0.01)	$(0.94)
Net (loss) per share for continuing operations	$(0.11)	$(0.70)
Net income (loss) per share for discontinued operations	$0.10	$(0.24)

Weighted average number of common shares outstanding – basic & diluted	11,205,408	10,696,435

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2023	502	$1	10,675	$11	$78,340	$(113,923)	$551	$(35,020)

Dividend on Class C Shares	-	-	-	-	-	(32)	-	(32)
CodeBlocks Acquisition						58		58
ESPP Stock Issuance	-	-	37	-	11	-	-	11
Stock-based compensation – options, warrants, issuances	-	-	-	-	362	-	-	362
Cumulative Translation Adjustment	-	-	-	-	-	-	735	735
Net (loss) income	-	-	-	-	-	(10,002)	-	(10,002)
Balance, December 31, 2024	502	$1	10,712	$11	$78,713	$(123,899)	$1,286	$(43,888)

Dividend on Class C Shares	-	-	-	-	-	(14)	-	(14)
Shares returned and canceled			(10)	-	1			1
ESPP Stock Issuance	-	-	-	-	11	-	-	11
Stock-based compensation – options, warrants, issuances	-	-	-	-	68	-	-	68
Sale of assets from division, net of tax	-	-	-	-	33,788	-	-	33,788
Conversion of debt to equity	-	-	900	1	73	-	-	74
Sale of prefunded warrants	-	-	-	-	600	-	-	600
Sale of stock	-	-	3,500	3	337	-	-	340
Cumulative Translation Adjustment	-	-	-	-	-	-	(3,541)	(3,541)
Net loss before discontinued operations	-	-	-	-	-	(137)	-	(17)
Balance, December 31, 2025	502	$1	15,102	$15	$113,592	$(124,050)	$(2,255)	$(12,697)

The accompanying notes to the financials should be read in conjunction with these financial statements.

OMNIQ CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In thousands)	2025	2024
Cash flows from operations
Net loss	$(137)		$(10,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	82		362
Depreciation and amortization	1,160		1,291
Amortization of ROU asset	183		773
Changes in operating assets and liabilities:
Accounts receivable	7,909		(2,675)
Prepaid expenses	119		(94)
Inventory	3,501		(1,426)
Other assets	142		879
Accounts payable and accrued liabilities	(2,838)		9,461
Accrued interest and accrued liabilities, related party	(73)		-
Accrued payroll and sales taxes payable	(1,370)		1,370
Lease liability	(200)		(827)
Deferred tax assets, net	450		(1,432)
Other liabilities	(1,428)		4,688
Net cash provided by (used in) operating activities	7,500		2,368

Cash flows from investing activities
Purchase of property and equipment	26		(42)
Payment for acquisition	(690)		-
Cash paid for divestiture	(2,388)		-
Proceeds from sale of property and equipment	-		10
Net cash provided by (used in) investing activities	(3,052)		(32)

Cash flows from financing activities
Proceeds from ESPP stock issuance	-		12
Net proceeds from issuance of common stock	941		-
Payments on notes/loans payable	(3,353)		(3,175)
Proceeds from draw on line of credit	685		292
Net cash (used in) provided by financing activities	(1,727)		(2,871)

Net change in cash and cash equivalents	2,720		(535)

Effect of foreign exchange rates on cash and cash equivalents	(4,391)		1,206

Cash and cash equivalents at beginning of period	2,349		1,678

Cash and cash equivalents at end of period	$679		$2,349

Non-cash activities:
Declared dividends payable	$7		$23
Debt conversion	$62	$
Right of use asset acquired in exchange for lease liability	$-		$1,143
New lease entered	$1,632	$
Supplemental disclosure of cash flow information:		$
Cash paid for interest	$1,954		$3,464
Cash paid for income taxes	$-		$-

The accompanying notes are integral to these consolidated financial statements.

OMNIQ CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

Definite-lived Intangible Assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2025 and 2024.

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

Definite-lived intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over useful lives ranging from 3 to 11 years with a remaining weighted average lifespan of 6.1 years.

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

Accounts Payable

Accounts payable are made up of payables due to vendors in the ordinary course of business as of December 31, 2025 and 2024.

Accounts payable are made up of payables due to vendors in the ordinary course of business as of December 31, 2025 and 2024. Two vendors made up 25% and one vendor made up 12% of our payables for the year ended December 31, 2025 and 2024, respectively.

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

Advertising

The Company expenses marketing and advertising costs as incurred. During 2025 and 2024, the Company spent $125 thousand and $216 thousand, respectively, on marketing, trade show, and advertising.

Foreign Currency Translation

Our consolidated financial statements are presented in U.S. dollars. The functional currency for the Company is U.S. dollars. Transactions in currencies other than the functional currency are recorded using the appropriate exchange rate at the time of the transaction. All our continuing operations are conducted in U.S. dollars except for subsidiaries located in Israel. The records of the Israeli operations were maintained in the local currency and translated to the reporting currency as follows: assets and liabilities are translated using the balance sheet period-end date exchange rate. Expenses and income are translated using the weighted average exchange rates for the reporting period. Foreign translation gains and losses are reported on the consolidated statement of operations and comprehensive loss and were included in the amount of gain or loss from comprehensive income. The aggregate foreign currency transaction income and loss included in net income for the years ended December 31, 2025 was $3.5 million of income and in 2024 was loss of $735 thousand.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, Earnings per Share. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2025 and December 31, 2024 were 11,205,408 and 10,696,435 and, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities as of December 31, 2025 and 2024, excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	2025	2024
Options to purchase common stock	2,077,833	1,344,833
Warrants to purchase common stock	6,875,901	759,235
Potential shares excluded from diluted net loss per share	8,953,734	2,104,068

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for the Company’s fiscal December 31, 2025 year-end.

Recent Accounting Pronouncements not yet adopted

In November 2024, the FASB issued ASU 2025-03 “Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)” to improve the disclosures about an entity’s expenses. Upon adoption, we will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for our 2027 annual period, and our interim periods beginning in 2028, with early adoption permitted. The standard can be applied either prospectively or retrospectively. We are currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard changes when capitalization of internal-use software costs begins and updates the related guidance for modern software development methods. The Company is evaluating the impact of this guidance on the timing of capitalization, amortization, and related disclosures. The standard is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $13.2 million as of December 31, 2025
●	Accumulated deficit of $124 million as of December 31, 2025
●	Multiple years of losses from operations
●	Year over year decrease in sales
●	Noncompliance with certain debt covenants

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
●

The Company has implemented an aggressive debt settlement plan with its vendors and debt holders to clean up the Balance Sheet presentation and during the year was able to settle many debts for a discount.

●	Short term liabilities for the Company decreased from $86.3 million to roughly $27.7 million, showing the efforts of management are working.
●	In December 2025, management finalized an equity raise which resulted in approximately $941,000 net cash received from investors.

NOTE 4 – BUSINESS ACQUISITIONS

On January 30, 2024, OMNIQ Corp. (the “Company’), its wholly owned subsidiary, Dangot Computers Ltd. (“Dangot”), CodeBlocks Ltd. (CodeBlocks”). and CodeBlock’s owners, Alina Lifshits and Erez Attia entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which Dangot, acquired all of the capital stock of CodeBlocks in exchange for NIS 4,666,664 (approximately US $ 1,275,044 based on the then exchange rate). The purchase Agreement closed on January 26, 2024. Approximately 89% of the purchase price was allocated to Goodwill on the books of Dangot Computers Ltd. The balance was allocated between Accounts receivable and prepaid expenses and misc other assets. As part of the purchase, the Company was able to replace historical license fees as well as utilize the software solution to it’s U.S. based customers.

NOTE 5 – CONTRACTS WITH CUSTOMERS

The balance of deferred revenues is included in other current liabilities on the balance sheet. The following table summarizes changes in deferred revenue as of December 31:

	2025	2024
Beginning balance	$6,174	$2,275
Less amounts recognized during the year	(6,174)	(1,012)
Add new deferred revenue	970	4,911
Ending Balance	$970	$6,174

The short term deferred revenue at December 31, 2025 was $886 thousand and the long term deferred revenue was $84 thousand. The Company had deposits from customers of $94 thousand at December 31, 2025.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

In thousands	2025	2024
Trade accounts receivable	$9,788	$21,455
Less allowance for doubtful accounts	(252)	(510)
Total accounts receivable (net)	$9,536	$20,945

Accounts receivables are made up of trade receivables due from customers in the ordinary course of business. As of December 31, 2025 and 2024, no customer accounting for more than 10% of the outstanding receivables from continuing operations.

NOTE 7 – INVENTORY

Inventory consisted of the following as of December 31:

In thousands	2025	2024

Raw materials	$283	$287
Inventory in transit	440	4,471
Finished goods	3,409	3,978
Less allowance for obsolescence	(723)	(1,331)
Total inventories	$3,409	$7,405

NOTE 8 – PROPERTY AND EQUIPMENT

The following is a summary of the components of property and equipment as of December 31:

In thousands	2025	2024
Manufacturing and lab equipment	$882	$882
Leasehold improvements	645	645
Software and computer equipment	133	133
Furniture and equipment	239	239
Vehicle	42	187

Less: accumulated depreciation	(1,413)	(1,365)
	$528	$721

Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $80 thousand and $347 thousand, respectively.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets are stated at cost, net of accumulated amortization. The assets are being amortized on the straight-line method over the estimated useful lives ranging from 3 to 11 years. Amortization expense for the years ended December 31, 2025 and 2024 was $965 thousand and $915 thousand, respectively

Goodwill assets consisted of the following as of December 31:

In thousands	2025	2024
Goodwill balance, beginning of year	$2,918	$1,788
Addition of Codeblocks	-	1,204
Effective foreign exchange rates	418	(74)
Goodwill balance, end of year	$3,336	$2,918

Intangible assets consisted of the following as of December 31:

In thousands	2025	2024
Trade names	6,488	6,217
Customer relationships	16,231	15,567
Other intangibles	2,373	2,165
Accumulated amortization	(20,846)	(19,237)
Intangibles, net	$4,246	$4,712

The future amortization expense on the trade names, customer relationships, and other intangibles are as follows:

In thousands
Years ending December 31,
2026	$776
2027	776
2028	659
2029	659
2030	659
Thereafter	717

Total	$4,246

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

Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any. The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years. Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the rate of amortization is accelerated, and the remaining carrying value is amortized over the new shorter useful life. No impairments were identified or changes to estimated useful lives have been recorded as of December 31, 2025 and 2024.

NOTE 10 – CREDIT FACILITIES AND LINE OF CREDIT

We maintain operating lines of credit, factoring, and revolving credit facilities with banks and finance companies to provide working capital.

On January 18, 2024, the Company’s wholly owned subsidiary, Quest Marketing, Inc. (“Quest”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Finance, LLC (“Prestige”), in which Quest had sold, transferred and assigned all of its rights, title and interest to specific accounts receivable owed to Quest. This agreement was concluded concurrent with the sale of the assets of the Quest division at June 30, 2025.

NOTE 11 – RELATED PARTY ADVANCES

Concurrent with the sale of the Quest Solution division, the company entered into a Transition Services Agreement whereas the costs for some employees would be split during the transition. Connected to that was advances to OMNIQ from the Buyer to facilitate the transition. This entity is majority controlled by the Company’s CEO and thus treated as related party advances. The balance as of December 31, 2025 was $3,767,032. This is non interest bearing with no predefined or agreed upon repayment term.

In addition and concurrent with the sale of the Quest Solution division, the Company entered into a Promissory Note which bears interest at 5% per annum, is amortized over a ten-year period, and provides for a balloon payment after the third year. The balance at December 31, 2025 was $9.6 million.

NOTE 12 – OTHER NOTES PAYABLE

Other notes payable consists of the following as of December 31,

In thousands	2025	2024
Notes Payable - other	$6,016	$8,746
Less current portion	(5,486)	(8,512)
Long Term Notes Payable	$530	$234

In thousands	2025	2024
Related Party Notes Payable - other	$9,609	$-
Less current portion of related party note payable	(919)	-
Long Term Notes Payable – related party	$8,690	$-

Future maturities of notes payable are as follows for the years ending December 31, 2025:

In thousands
2026	$6570
2027	1,147
2028	7,839
2029	69
2030	-
Total	$15,625

Other Notes Payable

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 10% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd, at December 31, 2024, the balance owed is $1,815,840 and at December 31, 2025, the balance owed is $437,500 NIS (approx. $136,059 USD).

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. This was completed in January 2025.

On September 13, 2022, the Company entered into a long-term loan from Hapoalim Bank totaling NIS 3 million, approximately US $0.9 million. The note accrues interest at 7.28% per annum (Israeli Prime Rate plus 1.28%) and is payable in 36 installments of principal and interest over 3 years. The balance at December 31, 2025 was approximately $0. This note ended in September 2025.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 5.5 million, approximately US $1.5 million. The note accrues interest at 7.3% per annum. The loan is renewed every month at Israeli Prime Rate plus + 1.3%, which at December 31, 2025 was 7.05% and 2024 was 7.3%.

In February 2024, NIS 1.5 million of the loan was converted into a short-term loan to be repaid in 12 installments, bearing interest at Prime + 1.5%.

In July 2024, an additional 1.5 million was converted into a long-term loan to be repaid in 18 installments, bearing interest at a rate of Prime + 1.5%.

In December 2025, an additional 0.8 million was converted into a long-term loan to be repaid in 12 installments, bearing interest at a rate of Prime + 2.2%, the balance at December 31, 2025 was still $0.8 million.

At December 31, 2024, the Company owed Hapoalim Bank USD $1.39 million. At December 31, 2025, the balance was approximately $1.12 million.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum. The loan is renewed every month at Israeli Prime Rate plus 1.89%, which at December 31, 2024 was 7.89% at December 31, 2025 was 7.64%.

In March 2024, NIS 7.5 million of the loan was converted into a long-term loan to be repaid in 36 installments, bearing interest at a rate of Prime + 3.25%, which at December 31, 2024 was 9.25% which at December 31, 2025 was 9%.

In June 2025 the Company decreased the balance of the revolving loan by further NIS 4 million.

The short-term loan (renewed every month) at 2025 is NIS 10 million, approximately US $3.138 million.

At December 31, 2024, the Company owed Bank Leumi USD $5.4 million. At December 31, 2025, the Company owed Bank Leumi approximately USD $4.138 million.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.25% per annum and is payable in 36 monthly installments. The balance at December 31, 2024 is $251 thousand and at December 31, 2025 was $130 thousand.

As of December 31, 2025, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. On December 29, 2025, a new covenants agreement was signed with Bank Hapoalim, pursuant to which the Company is required to comply with the financial covenants set forth in the new agreement, commencing with the 2026 financial statements.

As part of the sale of the Quest division and it’s assets, and as discussed in Note 11, the Company entered into a Promissory Note which bears interest at 5% per annum, is amortized over a ten-year period, and provides for a balloon payment after the third year. The balance at December 31, 2025 was $9.6 million. Due to the related party nature of the CEO of OMNIQ relationship with the Note Holder, this note is deemed related party.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Profit Sharing Plan

We maintain a contributory profit-sharing plan covering substantially all full-time employees within the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). In 2016, the Safe Harbor element was removed from the plan, so the employer may make a discretionary matching contribution equal to a uniform percentage or dollar amount of participants’ elective deferrals for each Plan Year. The plan also includes a 401(k)-savings plan feature that allows substantially all employees to make voluntary contributions and provides for discretionary matching contributions determined annually by the Board of Directors. For the years ending December 31, 2025 and 2024, the company has elected to match; the total expense was $127 thousand and $99 thousand, respectively.

Operating Leases

As of December 31, 2025, we had 5 Operating leases as follows:

●	Office space in Salt Lake City UT with monthly payments of $15 thousand. As of December 31, 2025, the Company had 78 months remaining on the lease.

●	Office space in Anaheim, CA with monthly payments of $4 thousand. As of December 31, 2025, the Company had 12 months remaining on the lease.

●	Dangot’s corporate offices are currently located at Yad Harutzim 14 Tel-Aviv, Israel. The main corporate office, Yad Harutzim 14, serves as the company’s main building on the 2nd and 3rd floors, used by the management and most of the sales staff, technicians, etc. The corporate office annual lease expense is NIS 720,000 (approximately USD$197,712). As of December 31, 2025, the Company’s lease has expired and is operating on a month to month basis. These offices are owned by Haim Dangot (a former shareholder).

●	We lease office space (Gamdan- 1st floor) for our finance and service department at Yad Harutzim 14 Tel-Aviv, Israel. The lease provides for monthly payments of NIS 18,840 (approximately USD$5,173). The lease expired as of December 31, 2025. As of December 31, 2025, the Company’s lease has expired and is operating on a month to month basis.

●	We lease office and warehouse space for our products and technical support staff at Rival Street, Tel-Aviv, Israel. The lease provides for monthly payments of NIS 58,000 (approximately USD$15,927). The lease expired as of December 31, 2025. As of December 31, 2025, the Company’s lease has expired and is operating on a month to month basis.

In thousands
ROU asset - January 1, 2024	$1,862
Increase	-
Decrease	-
Effect of foreign exchange rates	(13)
Amortization	(773)
ROU asset - December 31, 2024	1,076
Increase	1,161
Decrease	(268)
Effect of foreign exchange rates	-
Amortization	(313)
ROU asset – December 31, 2025	$1,656

In thousands
Lease liability – January 1, 2024	$1,896
Increase	-
Decrease	-
Effect of foreign exchange rates	(69)
Amortization	(773)
Lease liability – December 31, 2024	1,054
Increase	1,161
Decrease	(285)
Effect of foreign exchange rates	-
Amortization	(320)
Lease liability - December 31, 2025	$1,610

As of December 31, 2025, our operating leases had a weighted average remaining lease term of 77.78 months and a weighted average discount rate of 6.38%.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Consolidated Balance Sheet as of December 31, 2025:

In thousands
Year	Minimum lease Payments
2026	$273
2027	275
2028	288
2029	303
2030	318
Thereafter	534
Total	1,991
Less interest	(381)
Present value of future minimum lease payments	1,610
Less current obligations	(373)
Long term lease obligations	$1,237

Guarantees in Dangot Computers.

A. As security for credit received from a banking corporation, a floating charge without limitation was imposed on securities and other negotiable instruments, including the rights thereto, In addition a general floating charge on the company’s assets and property, share capital, goodwill, insurance rights, and promissory notes to which the company has or will have rights.

B. As security for credit received from a banking corporation, a first-ranking fixed charge without limitation was imposed on the unpaid share capital, goodwill, and promissory notes that the company has delivered or will deliver to the bank as security, for collection, or for safekeeping.

C. As security for credit received from the credit company, the company signed a promissory note.

D. As of the balance sheet date, there are contingent liabilities for bank guarantees provided to customers as performance guarantees, amounting to approximately NIS 1.64 million.

E. As of the balance sheet date, there are liabilities for payments under documentary credit amounting to approximately NIS 993 thousand.

NOTE 14 – BUSINESS SEGMENT

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

NOTE 15 – DISCONTINUED OPERATIONS

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

The sale resulted in a net gain on disposal of approximately $33.8 million, net of tax, which reflects the difference between the carrying amount of the net assets disposed of and the consideration transferred/assumed, including the promissory note and transaction costs. However, due to the related-party nature of the transaction, management determined to record the gain to Additional Paid-in Capital.

The net gain (APIC) was calculated as follows (in thousands):

Reduction of cash and cash equivalents	$(2,388)
Reduction of accounts receivable, net	(4,730)
Reduction of inventory, net	(282)
Reduction of other current assets	(996)
Reduction in property and equipment, net of accumulated depreciation	(48)
Reduction in accounts payable and accrued liabilities	55,000
Increase in other current liabilities	(1,808)
Increase in related party notes payable	(10,000)
Increase in additional paid-in capital	$(34,748)

Income Taxes Payable on transaction	$960
Additional paid-in capital reduction	$960

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

For the years ended	December 31, 2025	December 31, 2024

Revenues	$24,599	$38,692
Cost of goods sold	18,836	28,967
Selling, general and administrative	4,951	10,355
Research & Development	40	(357)
Depreciation	3	18
Amortization	-	-
Interest expense	1,049	2,399
Other expenses (income)	(1,171)	(158)
Current tax	-	-
Net Income (Loss) from Discontinued Ops (Net of Tax)	$891	$(2,531)

Because the transaction was effective June 30, 2025, no assets or liabilities disposed in the sale were included on the balance sheet as of December 31, 2025. The balances of the disposed assets and liabilities as of December 31, 2024 were as follows:

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

Cash flows related to the discontinued business have not been segregated and are included in the condensed consolidated statements of cash flows. The following table provides supplemental cash-flow information for the discontinued operations (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Depreciation and amortization	2,304	18
Capital expenditures	(771)	128
Other significant non-cash items
Cancelation of lease	471	-

NOTE 16 – LITIGATION

The Company was named a defendant in a case involving a former employee who claims he is owed approximately $60 thousand in unpaid commissions. This case was settled in February 2024.

On November 3, 2024 a commercial real estate company filed a lawsuit against Dangot Computers, OMNIQ Technologies and some of Dangot’s officers alleging breach of a letter of intent for a lease arrangement. The claims were brought in an Israeli court. The initial claim against Dangot Computers is NIS 21 million approximately US $5.6 million. The Company believes that it has meritorious defenses to such action and intends to vigorously defend itself. At this early stage, it is not possible to fully assess the chances of a lawsuit. The judge has referred the matter to mediation and the company believes that its exposure is significantly lower than the original claim. The Company has recorded a low level accrual representing the amount it currently estimates will be required for payment.

In March 2025, the Company was named a defendant in a case involving a consultant who was terminated and who claims he is owed approximately $389,000 in unpaid fees and commissions. The Company believes it has multiple defense and cross claims against the former consultant and is evaluating its response to the lawsuit, but plans to vigorously defend the suit.

On June 30, 2025, the Company’s subsidiary Dangot Computers reached at settlement with one of its vendors in Israel related to past due rebates and price protection payments entitled under prior agreements. The vendor agreed to pay Dangot Computers, approximately USD $1.2 million, based on certain milestones related to additional purchases. These payments are being treated as reduction in Cost of Goods sold upon receipt from the Vendor. As of December 31, 2025, the full amount has been received from the vendor.

During 2025, several companies filed third-party and fourth-party claims against our subsidiary, Dangot Computers alleging patent infringement. In the opinion of Dangot’s legal counsel, at this preliminary stage it is not yet possible to assess the likelihood of the claims; therefore, no provision has been recorded in the Company’s financial statements in connection with this matter.

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

NOTE 17 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of December 31, 2025 and 2024, there were 2,000,000 Series A preferred shares authorized and zero Series A preferred shares outstanding. The board of directors had previously set the voting rights for the preferred stock at 1 share of preferred to 13 common shares.

Series B

As of December 31, 2025 and 2024, there was one preferred share authorized and zero preferred shares outstanding.

Series C

As of December 31, 2025 and 2024, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 and 502,000 issued and outstanding, respectively. The Series C shares have preferential rights above common shares and the Series B Preferred Shares, are entitled to receive a quarterly dividend at a rate of $0.06 per share per annum, and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of December 31, 2025 and 2024, the accrued dividends on the Series C Preferred Stock was $226 thousand and $211 thousand, respectively.

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

COMMON STOCK

In October 2021, OMNIQ’ Board of Directors adopted an Equity Incentive Plan (the “Plan”), as an incentive to retain in the employ of and attract new employees, directors, officers, consultants, advisors, and employees to the Company. Pursuant to the Plan, 1,118,856 shares of the Company’s common stock, par value $0.001 (the “Shares”), were set aside and reserved for issuance. The Plan was approved by our stockholders at the December 2021, shareholders’ meeting. No options were issued in the year ended December 31, 2025, except those mentioned below.

In December 2015, our Board of Directors approved the OMNIQ. Employee Stock Purchase Plan (the “ESPP”). For the nine months ending September 30, 2024, employees purchased 37,128 shares or $12 thousand of common stock. This plan was cancelled in 2024.

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

In December 2025, the Company sold approximately $600,000 of prefunded warrants $0.10 per share and $337,500 of common stock at $0.10 per share (for a total of 3,375,000 common shares), along with settling debts of $12,500 in the same offering. The Company’s CEO participated in this capital raise for the purchase of 1.5 million shares purchased.

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

No warrants were exercised during the years ended December 31, 2025 or 2024.

The following table summarizes information about warrants granted during the years ended December 31:

	2025		2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance, beginning of year	759,234	$5.46	1,606,734	$6.28
Warrants granted	200,000	0.07	-	-
Warrants expired	(83,333)	7.50	(847,500)	7.00
Warrants(prefunded) sold	6,000,000	0.10
Warrants exercised	-	-	-	-
Balance, end of year	6,875,901	0.60	759,234	7.85
Exercisable warrants	6,875,901	$0.60	759,234	$5.46

Outstanding warrants as of December 31, 2025 are as follows:

Range of Exercise Prices	Weighted Average Residual Life Span (in years)	Outstanding Warrants	Weighted Average Exercise Price	Exercisable Warrants	Weighted Average Exercise Price

0.07	4.46	200,000	0.07	200,000	0.07
0.10	9.94	6,000,000	0.10	6,000,000	0.10
1.00	3.78	225,000	1.00	225,000	1.00
5.91	2.33	40,000	5.91	40,000	5.91
6.95	2.23	42,805	6.95	42,805	6.95
7.00	0.62	30,000	7.00	30,000	7.00
7.50	1.68	166,667	7.50	166,666	7.50
7.70	1.52	171,429	7.70	171,429	7.70
0.07 to 10.00	8.98	6,875,901	$1.39	6,875,901	$1.39

Warrants outstanding have the following expiry date and exercise prices as of the years ended December 31:

Expiry Date	Exercise Prices	2025	2024
September 01, 2025	7.50	-	83,334
June 04, 2026	7.50	83,333	83,333
July 7, 2026	7.70	171,429	171,429
December 04, 2027	7.50	83,333	83,333
March 25, 2027	6.95	42,805	42,805
May 1, 2027	7.00	30,000	30,000
May 1, 2027	5.91	40,000	40,000
October 11, 2028	1.00	166,667	225,000
June 17, 2030	0.07	200,000	-
December 8, 2035	0.10	6,000,000	-
		6,875,901	759,234

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

For options exercised during the year ended December 31, 2025, the difference between the fair value of the Common Stock issued and the respective exercise price was $63 thousand. As of December 31, 2025, the intrinsic value for vested stock options was $0.

For options exercised during the year ended December 31, 2024, the difference between the fair value of the Common Stock issued and the respective exercise price was $622 thousand. As of December 31, 2024, the intrinsic value for vested stock options was $0.

As of December 31, 2025, the total compensation cost related to nonvested awards not yet recognized as $0 as all the options and warrants have vested. As of December 31, 2024 the total compensation cost related to nonvested awards not yet recognized was $142 thousand.

Stock Options - The following table summarizes information about stock options granted during the years ended December 31,

	2025		2024
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price

Balance, beginning of year	1,293,833	$4.81	1,508,833	$4.97

Stock options granted	835,000	0.10	-	-
Stock options expired	(51,000)	-	-	-
Stock options cancelled, forfeited	-	-	(215,000)	-
Stock options exercised	-	-	-	-

Balance, end of year	2,077,833	2.99	1,293,833	4.81

Exercisable stock options	2,077,833	$2.99	1,260,500	$4.83

Stock options outstanding at the end of the year have the following expiry date and exercise prices as of December 31,

Expiry Date	Exercise Prices	2025	2024

April 20, 2025	4.20	-	10,000
March 1, 2027	5.14	367,500	388,500
March 1, 2027	5.65	140,000	140,000
May 1, 2027	5.90	30,000	30,000
October 31, 2027	5.98	17,000	17,000
December 31, 2028	0.62	50,000	50,000
June 17, 2030	0.10	835,000	-
September 30, 2030	4.40	258,333	278,333
September 30, 2030	4.84	380,000	380,000
		2,077,833	1,293,833

We recorded stock compensation expense relating to the vesting of stock options and warrants as follows for the years ended December 31,

	2025	2024
In thousands
Stock Compensation	$68	$291
Stock Option vesting	-	71
Total	$68	$362

NOTE 18 – RELATED PARTY TRANSACTIONS

In February 2020 we amended the consulting agreement with Mr. Carlos J. Nissensohn a/k/a Haim Nissensohn, a principal shareholder of the Company and a family member of a former director and former officer of the Company.

This Agreement with Mr. Nissensohn was terminated in February 11, 2025 with effective May 11, 2025 date. As of December 31, 2025, the Company has accrued $60,000 towards amounts owed under this contract.

As of January 1, 2024, the Company’s subsidiary Dangot Computers, Ltd. entered into a service agreement with the Company’s CEO, Shai Lustgarten for his role as director and Chairman of the Board of Directors of Dangot Computers. The consideration for this is NIS 25,000 per month (approx. $6,800 USD). The Agreement allows for termination by either party without cause with 90 days written notice.

Haim Dangot, the founder of Dangot Computers, Ltd and former shareholder of Dangot Computers Ltd., previously was employed with the company on a month to month basis for USD $5,000 per month. He has been working with the Company throughout 2025. There is an interim arrangement under which he is being paid USD 5,000 per month.

As discussed in Note 11 and 12, the CEO of the Company is a controlling owner of the entity which purchased the Quest Solution division in June 30, 2025. He is also an owner in the office building which the Company leases space from for its Headquarters in Murray, Utah.

NOTE 19 – CONCENTRATION AND GEOGRAPHIC DATA

For the year ended December 31, 2025, no customer accounted for more than 10% of the Company’s revenues. For the year ended December 31, 2024, no customer accounted for more than 10% of the Company’s revenues.

Information about Geographic Areas

Revenues by geography are based on the shipping addresses of our customers. The following tables set forth revenues by geographic area for the years ended December 31,

In thousands	2025	2024
Revenues:
United States	$1,359	$1,565
Israel	31,361	31,568
Russia	-	-
Rest of the world	-	1,748
Total revenues	$32,720	$34,881

Note: The geographic revenues do not account for the business operations sold in June 2025.

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

We are closely monitoring developments in the war in Israel including potential impacts to the Company’s business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to the Company are expected to be minimal but is subject to change given the volatile nature of the situation.

NOTE 20 – INCOME TAX

For the year ended December 31, 2025, the Company has $495 thousand of current income tax expense (US State & Local and Foreign) and no deferred income tax benefit.

Taxes based on income were as follows:

In thousands
Current	2025	2024
U.S. Federal Tax	$-	$-
State Taxes	-	12
Foreign Taxes	495	-
	495	12

Deferred:
U.S. Federal Tax	-	-
State Taxes	-	-
Foreign Taxes	-	(710)

Provision for (benefit) Income Taxes	$495	$(698)

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows as of December 31,

In thousands
Deferred tax assets	2025	2024
Reserves and deferred revenue	$923	$1,395
163(j) Limitation	616	3,752
Foreign deferred tax assets	1,508	1,238
Net operating loss	4,081	11,174
Total gross deferred tax assets	7,128	17,559
Less: Valuation Allowance	(5,583)	(16,316)
Net deferred tax assets	1,545	1,243

Deferred tax liabilities
Depreciation	(37)	(4)
Total deferred tax liabilities	(37)	(4)

Net deferred tax assets	$1,508	$1,239

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31:

	2025	2024
Net deferred tax assets	$7,091	$17,555
Valuation allowance	(5,583)	(16,316)
Total deferred tax assets	$1,508	$1,239

The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $5.6 million and $16.3 million, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a 100% valuation allowance, against its U.S. net deferred tax assets, since Management believes it is more likely than not that it will not be realized at the date of this statement. The Company will continue to monitor the potential utilization of this asset. Should factors and evidence change to aid in this assessment, a potential adjustment to the valuation allowance in future periods may occur. The Company records any penalties and interest as a component of operating expenses.

The principal items accounting for the difference between taxes computed at the U.S. federal statutory rate and taxes recorded were as follows (in thousands) after the adoption of ASU 2023-09:

	Year Ended
	December 31, 2025
	Amount	Percent
US Federal Statutory Tax Rate	(174)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	-	0.00%
Foreign Tax Effects	495	(59.86)%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.00%
Effect of Cross-Border Tax Laws	-	0.00%
Change in Valuation Allowance	174	(21.00)%
Tax Credits	-	0.00%
Nontaxable or Nondeductible Items	-	0.00%
Changes in Unrecognized Tax Benefits	-	0.00%
Other Adjustments	-	0.00%
Income Tax Expense / Effective Tax Rate	495	(59.86)%

The principal items accounting for the difference between taxes computed at the U.S. federal statutory rate and taxes recorded were as follows (in thousands) for the year prior to the adoption of ASU 2023-09:

	Year Ended
	December 31, 2024
	Amount	Percent
Federal statutory tax rate	(2,026)	21.00%
State taxes	9	(0.10)%
Foreign income taxes	(27)	0.28%
Change in valuation allowance	1,355	(12.17)%
Return to provision adjustments	-	0.00%
Other	-	0.00%
Income tax benefit / Effective tax rate	(698)	9.01%

Our 2025 provision for income taxes included i) $495 thousand foreign tax expense; and ii) $174 thousand of tax benefit from changes in valuation allowances.

Income/(loss) before taxes from continuing operations were as follows:

	2025	2024
U.S.	$(500)	$(3,110)
Foreign	(327)	(5,059)
Income before taxes	$(827)	$(8,169)

The amount of income taxes paid (net of refunds received) were as follows (in thousands):

2025
Federal	$-
State and Local	-
Foreign	495
Total Income Taxes Paid (Net of Refunds Received)	$495

The Company reported no uncertain tax liability as of December 31, 2025 and expects no significant change to the uncertain tax liability over the next twelve months. The Company’s 2022, 2023, 2024, and 2025 federal and state income tax returns are open for examination by the applicable governmental authorities.

As of December 31, 2025, the Company had a net operating loss (NOL) carryforward of approximately $14.5 million. Under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its use of pre-change NOL carryforwards to offset future taxable income. Within the meaning of IRC Section 382, an “ownership change” occurs when the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through rules and aggregation rules which combine unrelated shareholders that do not individually own 5% or more of the corporation’s stock into one or more “public groups” that may be treated as 5-percent shareholder) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). In general, the annual use limitation equals the aggregate value of common stock at the time of the ownership change multiplied by a specified tax-exempt interest rate. The Company has not completed a study as to whether there is a 382 limitation on its NOLs that will limit or possibly eliminate the use of its NOLs in the future. Company’s Management has recorded a 100% valuation allowance on the entire NOL as it believes that it is more likely than not that the deferred tax asset associated with the NOLs will not be realized regardless of whether or not an “ownership change” has occurred.

NOTE 21 – BUSINESS SEGMENT

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

NOTE 22 – SUBSEQUENT EVENTS

Subsequent Event – Planned Divestiture of CodeBlocks

In connection with a transaction executed on June 30, 2025, the Company agreed to divest its CodeBlocks business, which is currently included within goodwill. As of December 31, 2025, the definitive agreements related to the divestiture of CodeBlocks had not been finalized or executed and remained subject to completion of final terms and approvals. Accordingly, the Company concluded that the criteria for classification as held for sale were not met as of year-end.

Subsequent to December 31, 2025, the Company has continued to finalize the terms of the transaction, and the definitive agreements are expected to be executed in the near term. The completion of the divestiture remains subject to final execution and customary conditions.

As of April 15, 2026, there are no other material subsequent events that have occurred.

EXHIBIT INDEX

Exhibit No.	Description

(a)	Exhibits.

3.1	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, dated November 18, 2019 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2019.

3.2	Amendment to Certificate of Designation of Series C Preferred Stock on June 17, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2016.

3.3	Form of Certificate of Amendment to the Certificate of Incorporation, as amended, of OMNIQ Corp., dated September 30, 2020, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 2, 2020.

4.1	$12,492,136.51 Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.2*	Description of Securities

4.3	$483,173.60 CAD Secured Promissory Note, from Quest Solution, Inc., Bar Code Specialties, Inc., Quest Marketing, Inc., Quest Solution Canada Inc., Quest Exchange Ltd. and their subsidiaries and/or affiliates, jointly and severally, to ScanSource, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2016.

4.4	Form of Warrant, incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019.

10.1	Employment Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.2	Modification Agreement by and between the Company and Shai Lustgarten dated February 17, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2017.

10.14	Consulting Agreement by and between the Company and Carlos J Nissensohn dated August 2, 2017 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 4, 2017.

10.15	Consulting Agreement by and between the Company and YES-IF dated September 8, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2017.

10.17	Employment Agreement by and between the Company and Benjamin Kemper dated October 2, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2017.

10.24	Employment Agreement by and between the Company and David Marin dated February 28, 2018. 2018 Equity Incentive Plan incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2018.

10.36	Neev Nissenson Employment Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.37	Asset Purchase Agreement, dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.38	Shai Lustgarten Employment Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

29

10.39	Consulting Agreement, dated as of February 27, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.40	Asset Purchase Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020.

10.41	Employment Agreement with Shai Lustgarten on September, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.42	Consulting Agreement with Carlos J. Nissensohn on September, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2019.

10.43	2023 Equity Incentive Plan, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A

10.44	Asset Purchase Agreement dated January 18, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024

10.45	Share Purchase Agreement dated January 30, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2024

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of our Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of our Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of our Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Certification of our Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

99.4*	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. NONE.

30