Form 10-Q
period 2026-03-31
OMNIQ Corp.
filed 2026-05-20
CIK 278165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,152,930 shares of common stock, $0.001 par value, as of May 20, 2026.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNIQ CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	As of
	March 31, 2026	December 31, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$787	$679
Accounts receivable, net	8,158	9,536
Inventory, net	3,253	3,409
Prepaid expenses	1,137	786
Other current assets	48	52
Total current assets	13,383	14,462

Property and equipment, net of accumulated depreciation $1,408 and $1,413, respectively	526	528
Goodwill	3,304	3,336
Trade name, net of accumulated amortization of $5,371 and _$5,334, respectively	1,084	1,154
Customer relationships, net of accumulated amortization of $13,587 and $13,474, respectively	2,543	2,757
Other intangibles, net of accumulated amortization of $2,032 and $2,038, respectively	307	335
Right of use lease asset	2,487	1,656
Other assets	1,916	1,948
Total Assets	$25,550	$26,176

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$10,503	$11,232
Line of credit	1,940	1,342
Accrued payroll and sales tax	1,464	1,649
Related party advances	5,624	3,767
Note payable – related party, short term	919	919
Notes payable – current portion	4,621	5,486
Lease liability – current portion	686	373
Other current liabilities	2,267	2,933
Total current liabilities	28,024	27,701

Long-term liabilities
Related party notes payable	8,491	8,690
Notes payable, less current portion	883	530
Lease liability	1,666	1,237
Other long term liabilities	634	715
Total liabilities	39,698	38,873

Commitments and Contingencies (See Note 8)

Stockholders’ equity (deficit)
Series A Preferred stock; $0.001 par value; 2,000,000 shares designated, 0 shares issued and outstanding	-	-
Series B Preferred stock; $0.001 par value; 1 share designated, 0 shares issued and outstanding	-	-
Series C Preferred stock; $0.001 par value; 3,000,000 shares designated, 502,000 shares issued and outstanding, respectively	1	1
Common stock; $0.001 par value; 35,000,000 shares authorized; 15,152,930 and 15,102,930 shares issued and outstanding, respectively.	15	15
Additional paid-in capital	113,594	113,592
Accumulated (deficit)	(125,708)	(124,050)
Accumulated other comprehensive (loss)	(2,050)	(2,255)
Total OmniQ stockholders’ equity (deficit)	(14,148)	(12,697)

Total liabilities and stockholders’ equity (deficit)	$25,550	$26,176

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three months ended
	March 31
(In thousands, except share and per share data)	2026	2025
Revenues	$7,680	$7,979

Cost of goods sold	5,425	5,796

Gross profit	2,255	2,183

Operating expenses
Research & Development	478	485
Selling, general and administrative	2,771	1,866
Depreciation	16	26
Amortization	256	232
Total operating expenses	3,521	2,609
Loss from operations	(1,266)	(426)

Other income (expenses):
Interest expense	(306)	(260)
Other (expenses) income	(79)	(942)
Total other expenses	(385)	(1,202)
Net Loss Before Income Taxes	(1,651)	(1,628)
Current Provision for Income Taxes	-	36
Total Provision for Income Taxes	-	36
Net Income (Loss) before discontinued operations	(1,651)	(1,592)
Loss from Discontinued Operations, net	-	(497)

Net Loss	$(1,651)	$(2,089)

Net Loss	$(1,651)	$(2,089)
Foreign currency translation adjustment	205	491
Comprehensive loss	$(1,446)	$(1,598)

Reconciliation of net loss to net loss attributable to common shareholders
Net loss	$(1,651)	$(2,089)
Less: Dividends attributable to non-common stockholders’ of OmniQ Corp	(7)	(7)
Net loss attributable to common stockholders’ of OmniQ Corp	$(1,658)	$(2,096)

Net (loss) per share - basic attributable to common stockholders’ of OmniQ Corp	$(0.11)	$(0.19)
Net (loss) per share - diluted attributable to common stockholders’ of OmniQ Corp	$(0.11)	$(0.19)
Weighted average number of common shares outstanding – basic and diluted	15,140,705	10,712,930

The accompanying unaudited notes should be read in conjunction with these unaudited condensed consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months ended March 31, 2025 and 2026

	Series C				Additional		Accumulated Other	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2024	502	$1	10,712	$11	$78,713	$(123,899)	$1,286	$(43,888)

Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Stock-based compensation – options, warrants, issuances	-	-	-	-	2	-	-	2
Cumulative Translation Adjustment	-	-	-	-	-	-	491	491
Net (loss) income	-	-	-	-	-	(2,089)	-	(2,089)
Balance, March 31, 2025	502	$1	10,712	$11	$78,715	$(125,995)	$1,777	$(45,491)
Balance, December 31, 2025	502	$1	15,102	$15	$113,592	$(124,050)	$(2,255)	$(12,697)
Dividend on Class C Shares	-	-	-	-	-	(7)	-	(7)
Exercise of stock option	-	-	50	-	2	-	-	2
Stock Based Compensation	-	-	-	-	-	-	-	-
Cumulative Translation Adjustment	-	-	-	-	-	-	205	205
Net (loss) income	-	-	-	-	-	(1,651)	-	(1,651)
Balance, March 31, 2026	502	$1	15,152	$15	$113,594	$(125,708)	$(2,050)	$(14,148)

The accompanying unaudited notes should be read in conjunction with these condensed unaudited consolidated financial statements.

OMNIQ CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,

(In thousands)	2026	2025
Cash flows from operations
Net loss	$(1,651)	$(2,089)
Loss from discontinued operations	-	497

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation		2
Depreciation and amortization	291	283
Amortization of ROU asset	1	114
Loss from sale of other assets	(249)	(4)
Changes in operating assets and liabilities:
Accounts receivable	973	1,572
Prepaid expenses	(345)	154)
Inventory	131	353
Other assets	31	48
Accounts payable and accrued liabilities	(392)	(1,149)
Accrued payroll and sales taxes payable	(233)	104
Lease liability	(85)	(116
Deferred tax assets, net	(3)	(45)
Other liabilities	1,461	(134)
Net cash provided by (used in) operating activities - continuing	(70)	(410)
Net cash provided by (used in) operating activities - discontinuing	-	1,428
Net cash provided by (used in) operating activities	(70)	1,018
Cash flows from investing activities
Purchase of property and equipment	(26)	(31)

Net cash (used in) investing activities – continuing operations	(26)	(31)
Net cash (used in) investing activities – discontinuing operations	-	-
Net cash (used in) investing activities	(26)	(31)

Cash flows from financing activities
Net proceeds on exercise of options	3	-
Payments on notes/loans payable	(1,236)	(902)
Proceeds from draw on line of credit	558	(223)
Net cash (used in) provided by financing activities – continuing operations	(675)	(1,125)
Net cash (used in) provided by financing activities – discontinuing operations	-	(40)
Net cash (used in) provided by financing activities	(675)	(1,165)

Net change in cash and cash equivalents	(771)	(178)

Effect of foreign exchange rates on cash and cash equivalents	879	541

Cash and cash equivalents at beginning of period	679	2,349

Cash and cash equivalents at end of period	$787	$2,712

Non-cash activities:
Declared dividends payable	$7	$7
Right of use asset acquired in exchange for lease liability	$-	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$450
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

OMNIQ CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of OMNIQ Corp, and its wholly owned subsidiaries, referred to herein as “we,” “us,” “OMNIQ,” or the “Company.” Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements in the 2025 Form 10-K. During the three-month period ended March 31, 2026, there were no significant changes to those accounting policies other than below.

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

Net Loss Per Common Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three-months ended March 31, 2026, and 2025 were15,140,705 and 10,712,930, respectively. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive.

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported as of:

	March 31, 2026	March 31, 2025
Options to purchase common stock	2,027,833	1,342,833
Warrants to purchase common stock	6,875,901	759,235
Potential shares excluded from diluted net loss per share	8,903,734	2,102,068

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The following are the principal conditions or events which potentially raise substantial doubt about the company’s ability to continue as a going concern:

●	Balancing the need for operational cash with the need to add additional products.
●	Timely and cost-effective development of products
●	Working capital deficit of $14.6 million as of March 31, 2026
●	Accumulated deficit of $125.7 million as of March 31, 2026
●	Multiple years of losses from operations

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
●

The Company has implemented an aggressive debt settlement plan with its vendors and debt holders to clean up the Balance Sheet presentation and during 2025, the Company was able to settle many debts for a discount.

Short term liabilities for the Company decreased from $86.3 million to roughly $27.7 million, showing the efforts of management are working.

In December 2025 management finalized an equity raise which resulted in approximately $941,000 net cash received from investors.

NOTE 3 – CONCENTRATIONS

For the three-months ended March 31, 2026, and the year ended December 31, 2025, no customer accounted for more than 10% of the Company’s consolidated revenues from continuing operations.

Accounts receivable at March 31, 2026 and December 31, 2025 are made up of trade receivables due from customers in the ordinary course of business. No customer accounted for more than 10% of the outstanding receivables as of March 31, 2026, and 11.2% as of December 31, 2025.

For the three months ended March 31, 2026, and the year ended December 31, 2025 one vendor made up 45% and 45%, respectively, of our purchases.

NOTE 4 – INVENTORY

Inventory consisted of the following as of:

In thousands	March 31, 2026	December 31, 2025

Raw materials	$248	$283
Inventory in transit	541	440
Finished goods (less allowance)	3,231	3,409
Less allowance for obsolescence	(767)	(723)
Total inventories	$3,253	$3,409

NOTE 5 – RELATED PARTY NOTES PAYABLE

Concurrent with the sale of the Quest Solution division, the company entered into a Transition Services Agreement whereas the costs for some employees would be split during the transition. Connected to that was advances to OMNIQ from the Buyer to facilitate the transition. This entity is majority controlled by the Company’s CEO and thus treated as related party advances. The balance as of December 31, 2025 was $3,767,032 and at March 31, 2026 was $5,624,040. This is non interest bearing with no predefined or agreed upon repayment term.

In addition and concurrent with the sale of the Quest Solution division, the Company entered into a Promissory Note which bears interest at 5% per annum, is amortized over a ten-year period, and provides for a balloon payment after the third year. The balance at December 31, 2025 was $9.6 million and at March 31, 2026 was $9.4 million.

NOTE 6 – OTHER NOTES PAYABLE

(In thousands)	March 31, 2026	December 31, 2025
Note payable other	5,504	6,016
Less current portion	(4,621)	(5,486)
Long-term notes payable	$883	$530

In thousands	March 31, 2026	December 31, 2025
Related Party Notes Payable - other	$9,410	$9,609
Less current portion of related party note payable	(919)	(919)
Long Term Notes Payable – related party	$8,491	$8,690

Notes Payable Other

On July 29, 2021, the Company entered into a long-term loan from Leumi Bank totaling NIS 7 million, which at the time was approximately $2.16 million. The note accrues interest at the Israeli Prime Rate plus 4.5% which currently equals 8.25% per annum and is payable in 8 instalments of principal and interest over 4 years. The note is secured by shares of Dangot Computers, Ltd At December 31, 2025, the balance owed is $437,500 USD and at March 31, 2026, the balance owed is $385,000 USD.

On August 11, 2021, the Company purchased vehicles using cash and financing of NIS 500 thousand, approximately $155 thousand, to be paid off in monthly interest and principal payments over 5 years. The loan accrues interest at 7.5% per annum and is secured by the vehicles. This was completed in January 2025.

During the year ended December 31, 2023, the Company entered into a short-term loan Hapoalim Bank totaling NIS 5.5 million, approximately US $1.5 million. The note accrues interest at 7.3% per annum. The loan is renewed every month at Israeli Prime Rate plus + 1.3%, which at March 31, 2026 was 7.3% and at December 31, 2025 was 7.05%.

In February 2024, NIS 1.5 million of the loan was converted into a short-term loan to be repaid in 12 installments, bearing interest at Prime + 1.5%.

In July 2024, an additional 1.5 million was converted into a long-term loan to be repaid in 18 installments, bearing interest at a rate of Prime + 1.5%.

In December 2025, an additional 0.8 million was converted into a long-term loan to be repaid in 12 installments, bearing interest at a rate of Prime + 2.2%, the balance at December 31, 2025 was still $0.8 million and at March 31, 2026 was $0.6 million.

At December 31, 2025, the Company owed Hapoalim Bank USD $1.39 million. At March 31, 2026, the balance was approximately $1.12 million.

During the year ended December 31, 2023, the Company entered into a short-term loan from Bank Leumi totaling NIS 21.5 million, approximately US $5.9 million. The note accrues interest at 7.6% per annum. The loan is renewed every month at Israeli Prime Rate plus 1.89%, which at December 31, 2025 was 7.64% and at March 31, 2026 was 7.64%.

In March 2024, NIS 7.5 million of the loan was converted into a long-term loan to be repaid in 36 installments, bearing interest at a rate of Prime + 3.25%, which at December 31, 2025 was 9.0% which at March 31, 2026 was 9.0%.

In June 2025 the Company decreased the balance of the revolving loan by further NIS 4 million.

The short-term loan (renewed every month) at 2025 is NIS 10 million, approximately US $3.138 million.

At December 31, 2025, the Company owed Bank Leumi USD $4.138 million. At March 31, 2026, the Company owed Bank Leumi approximately USD $4 million.

On September 21, 2023, the Company entered into a long-term loan from Tzameret Mimunim totaling 1.5M NIS, approximately US $393 thousand. The note accrues interest at the Israeli Prime Rate plus 3.5% which currently equals 9.25% per annum and is payable in 36 monthly installments. The balance at December 31, 2025 is $130 thousand and at March 31, 2026 was $100 thousand.

As of March 31, 2026, the Company was not in compliance with certain financial covenants related to the Bank Leumi and Bank Hapoalim debt. The Company’s failure to comply with these financial covenants could result in an event of default under its debt agreements. Therefore, we reclassified the total balance as current debt on the balance sheet. On December 29, 2025, a new covenants agreement was signed with Bank Hapoalim, pursuant to which the Company is required to comply with the financial covenants set forth in the new agreement, commencing with the 2026 financial statements.

As part of the sale of the Quest division and its assets, the Company entered into a Promissory Note which bears interest at 5% per annum, is amortized over a ten-year period, and provides for a balloon payment after the third year. The balance at March 31, 2026 was $9.4 million. Due to the related party nature of the CEO of OMNIQ relationship with the Note Holder, this note is deemed related party.

NOTE 7 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series A

As of March 31, 2026, there were 2,000,000 Series A preferred shares designated and no Series A preferred shares outstanding. The board of directors of the Company (the “Board”) had previously set the voting rights for the Series A preferred stock at 1 share of preferred to 13 common shares.

Series B

As of March 31, 2026, there was 1 preferred share designated and no preferred shares outstanding.

Series C

As of March 31, 2026, there were 3,000,000 Series C Preferred Shares (“Series C”) authorized with 502,000 issued and outstanding. The Series C shares have preferential rights above common shares and the Series B Preferred Shares and is entitled to receive a quarterly dividend at a rate of $0.06 per share per annum and have a liquidation preference of $1 per share. Series C shares outstanding are convertible into common stock at the rate of 20 preferred shares to one share of common stock. As of March 31, 2026, the accrued dividends on the Series C Preferred Stock was $233 thousand.

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

During the quarter ended March 31, 2026, the Company issued 50,000 shares upon exercise and receipt of funds for stock options. The proceeds received were $3,000.

NOTE 8 – LITIGATION

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

On June 30, 2025, the Company’s subsidiary Dangot Computers reached at settlement with one of its vendors in Israel related to past due rebates and price protection payments entitled under prior agreements. The vendor agreed to pay Dangot Computers, approximately USD $1.2 million, based on certain milestones related to additional purchases. These payments are being treated as reduction in Cost of Goods sold upon receipt from the Vendor. As of December 31, 2025, the full amount had been received from the vendor.

During 2025, several companies filed third-party and fourth-party claims against our subsidiary, Dangot Computers alleging patent infringement. In the opinion of Dangot’s legal counsel, at this preliminary stage it is not yet possible to assess the likelihood of the claims; therefore, no provision has been recorded in the Company’s financial statements in connection with this matter.

NOTE 9 – BUSINESS SEGMENT

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

NOTE 10 – DISCONTINUED OPERATIONS

As discussed in the Form 10K filed April 15, 2026, and the relevant Form 8-K, on July 11, 2025, OMNIQ Corp., a Delaware corporation (the “Company”), together with its subsidiaries, Quest Marketing, Inc., HTS Image Processing, Inc., OmniQ Vision Inc., HTS Image Ltd., OmniQ Technologies Ltd., and Dangot Computers, Ltd. (collectively, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Summit Junction Holdings LLC, a Delaware limited liability company (the “Buyer”).

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

The net gain (APIC) was calculated as follows (in thousands):

Reduction of cash and cash equivalents	$(2,388)
Reduction of accounts receivable, net	(4,730)
Reduction of inventory, net	(282)
Reduction of other current assets	(996)
Reduction in property and equipment, net of accumulated depreciation	(48)
Reduction in accounts payable and accrued liabilities	55,000
Increase in other current liabilities	(1,808)
Increase in related party notes payable	(10,000)
Increase in additional paid-in capital	$(34,748)

Income Taxes Payable on transaction	$960
Additional paid-in capital reduction	$960

Details of net loss from discontinued operations, net of taxes, are as follows (in thousands):

For the three months ended	March 31, 2026	March 31, 2025
Revenues	$-	$11,924
Cost of goods sold	-	8,966
Selling, general and administrative	-	3,198
Research & Development	-	22
Depreciation	-	3
Amortization	-	-
Interest expense	-	202
Other expenses (income)	-	30
Current tax	-	-
Net Income (Loss) from Discontinued Ops (Net of Tax)	$-	$(497)

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

Cash flows related to the discontinued business have not been segregated and are included in the condensed consolidated statements of cash flows. The following table provides supplemental cash-flow information for the discontinued operations (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025
Depreciation and amortization	-	3
Capital expenditures	-	106
Other significant non-cash items
Cancelation of lease	-	-

NOTE 11 – SUBSEQUENT EVENTS

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

As discussed in Note 6. the Dangot Computers subsidiary has a bank loan which as discussed is in negotiations with receiving an extension on the bank covenants.

As of May 20, 2026, there are no other material subsequent events that have occurred.

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

For a more detailed discussion of some of the foregoing risks and uncertainties, see Item 1A — “Risk Factors” in our 2025 Form 10-K and Item 1A — “Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as well as other reports and registration statements filed by us with the SEC. These factors should not be construed as exhaustive and should be read with other cautionary statements in this Quarterly Report on Form 10-Q and our other public filings. For more information about us and the announcements we make from time to time, visit our website at www.omniq.com.

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

OVERVIEW

The Company’s sales from operations for the three months ended March 31, 2026, were $7.7 million, a decrease of approximately $299 thousand or 4%, over the three months ended March 31, 2025.

The loss from operations for the three months ended March 31, 2026, was $1.26 million, an increase of $841 thousand compared with the loss in the three months ended March 31, 2025, of $425 thousand. Basic loss per share from continuing operations for the three months ended March 31, 2026, was ($0.13) versus ($0.19) per share for the same period in 2025. Comprehensive loss for the three months ended March 31, 2026 and 2025 was $1.7 million and $1.6 million respectively, the only component to comprehensive loss besides net loss is foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, the Company had cash in the amount of $787 thousand and a working capital deficit of $14.6 million, compared to cash in the amount of $679 thousand, and a working capital deficit of $13.2 million as of December 31, 2025. The Company had stockholders’ deficit attributable to OmniQ stockholders of $14.1 million and $12.7 million as of March 31, 2026, and December 31, 2025, respectively. This increase in our stockholders’ deficit was primarily attributable to net losses.

The Company’s accumulated deficit was $125.7 million and $124 million as of March 31, 2026, and December 31, 2025.

The Company’s operations provided (used) net cash of $70 thousand and provided $1 million in the three months ended March 31, 2026, and 2025, respectively. The decrease in cash provided in operations of $1 million is due to the decrease in revenue.

The Company’s cash used in investing activities was $26 thousand for the three months ended March 31, 2026, compared to cash used in investing activities of $31 thousand for the three months ended March 31, 2025.

The Company’s financing activities used $0.68 million of cash during the three months ended March 31, 2026, and used $1.2 million during the three months ended March 31, 2025.

Results of Operations

The following tables set forth certain selected unaudited condensed consolidated statements of operations data for the periods indicated in dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

	For the Three months ended March 31,		Variation
In thousands	2026	2025	$	%
Revenue	$7,680	$7,979	$(299)	(3.75)%
Cost of Goods sold	5,425	5,796	(371)	(6.40)%
Gross Profit	2,255	2,183	72	3.30%
Operating Expenses	3,521	2,609	912	34.98%
Loss from operations	(1,266)	(426)	(840)	197.95%
Net loss	(1,651)	(2,089)	438	(20.95)%
Net Loss per common Share from continuing operations	$(0.11)	$(0.19)	$0.08	(41.03)%

Revenues

For the three months ended March 31, 2026, and 2025, the Company generated net revenues in the amount of $7.7 million and $7.9 million, respectively. The decrease between the three-month periods was attributable to timing of projects by customers.

Cost of Goods Sold

For the three months ended March 31, 2026, and 2025, the Company recognized a total of $5.4 million and $5.8 million, respectively, of cost of goods sold. For the three months ended March 31, 2026, and 2025, cost of goods sold were 70% and 73% of net revenues, respectively.

Operating expenses

Total operating expenses for the three months ended March 31, 2026, and 2025 recognized was $3.5 million and $2.6 million, respectively, representing a 35% increase. The increase in operating expenses was due primarily to increase costs in selling and general administrative expenses, specifically salaries.

Research and Development – Research and development expenses for the three months ended March 31, 2026, and 2025 totaled $478 thousand and $485 thousand, respectively.

Selling, general and Administrative – Selling, general and administrative expenses for the three months ended March 31, 2026, and 2025 totaled $2.7 million and $1.9 million, respectively, representing a 48% increase. The increase was due primarily to increased costs for selling and general administrative expenses.

Depreciation – Depreciation expenses for the three months ended March 31, 2026, and 2025 totaled $16 thousand and $26 thousand, respectively, representing a 38% decrease. The decrease is directly related to the reduction in fixed assets.

Intangible amortization – Intangible amortization expenses for the three months ended March 31, 2026, and 2025 totaled $256 thousand and $232 thousand, respectively. The increase is due to life of intangibles and what is remaining to be amortized.

Other income and expenses

Interest Expense – Interest expense for the three months ended March 31, 2026, totaled $306 thousand, as compared to $260 thousand for the three months ended March 31, 2025. The increase is primarily attributable to the line of credit.

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

We have carried out an evaluation as required by Rule 13a-15(d) under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on such an evaluation, our CEO concluded that, as of March 31, 2026, our internal controls over financial reporting were not effective.

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

On June 30, 2025, the Company’s subsidiary Dangot Computers reached at settlement with one of its vendors in Israel related to past due rebates and price protection payments entitled under prior agreements. The vendor agreed to pay Dangot Computers, approximately USD $1.2 million, based on certain milestones related to additional purchases. These payments are being treated as reduction in Cost of Goods sold upon receipt from the Vendor. As of December 31, 2025, the full amount had been received from the vendor.

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

Date: May 20, 2026

OMNIQ CORP.

By:	/s/ Shai Lustgarten
Shai Lustgarten
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

